Form 10-Q
period 2003-06-30
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2003-08-06
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 33-98490

Commission File Number: 333-103873

STAR GAS PARTNERS, L.P.

STAR GAS FINANCE COMPANY

(Exact name of registrants as specified in its charters)

Delaware	06-1437793
Delaware	75-3094991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2187 Atlantic Street, Stamford, Connecticut 06902

(Address of principal executive office)

(203) 328-7310

(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☒ No  ☐

At July 31, 2003, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	28,970,446
Star Gas Partners, L.P.	Senior Subordinated Units	3,141,610
Star Gas Partners, L.P.	Junior Subordinated Units	345,364
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO FORM 10-Q

Part I	Financial Information	Page

	Item 1 – Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2002 and June 30, 2003	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and June 30, 2003 and nine months ended June 30, 2002 and June 30, 2003	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2002 and June 30, 2003 and nine months ended June 30, 2002 and June 30, 2003	5

	Condensed Consolidated Statement of Partners’ Capital for the nine months ended June 30, 2003	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and June 30, 2003	7

	Notes to Condensed Consolidated Financial Statements	8-19

	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30

	Item 3 – Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4 – Controls and Procedures	31

Part II	Other Information:

	Item 6 – Exhibits and Reports on Form 8-K	32

	Signatures	33

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	June 30, 2003
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$61,481	$15,010
Receivables, net of allowance of $8,282 and $10,082, respectively	83,452	146,163
Inventories	39,453	35,859
Prepaid expenses and other current assets	37,815	38,913

Total current assets	222,201	235,945

Property and equipment, net	241,892	251,771
Long-term portion of accounts receivables	6,672	6,409
Goodwill	264,551	273,923
Intangibles, net	193,370	188,223
Deferred charges and other assets, net	15,080	13,859

Total Assets	$943,766	$970,130

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$20,360	$25,857
Working capital facility borrowings	26,195	23,000
Current maturities of long-term debt	72,113	23,376
Accrued expenses	69,444	88,547
Unearned service contract revenue	30,549	28,801
Customer credit balances	70,583	24,883

Total current liabilities	289,244	214,464

Long-term debt	396,733	490,648
Other long-term liabilities	25,525	26,671
Partners’ capital
Common unitholders	242,696	247,119
Subordinated unitholders	3,105	7,740
General partner	(2,710)	(2,284)
Accumulated other comprehensive loss	(10,827)	(14,228)

Total Partners’ capital	232,264	238,347

Total Liabilities and Partners’ Capital	$943,766	$970,130

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
(in thousands, except per unit data)
Sales:
Product	$146,437	$189,484	$757,515	$1,147,899
Installations, service and appliances	42,288	45,736	128,718	141,121

Total sales	188,725	235,220	886,233	1,289,020
Costs and expenses:
Cost of product	84,012	119,523	422,468	727,930
Cost of installations, service and appliances	43,000	46,888	140,773	153,089
Delivery and branch expenses	57,150	66,030	180,964	227,188
Depreciation and amortization expenses	15,027	13,248	44,039	38,981
General and administrative expenses	10,192	15,963	28,211	42,846

Operating income (loss)	(20,656)	(26,432)	69,778	98,986
Interest expense	(9,719)	(12,250)	(31,222)	(32,775)
Interest income	952	1,536	2,554	3,053
Amortization of debt issuance costs	(417)	(606)	(1,036)	(1,597)
Loss on redemption of debt	—	—	—	(181)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(29,840)	(37,752)	40,074	67,486
Income tax expense (benefit)	98	100	(1,707)	2,235

Income (loss) before cumulative effect of change in accounting principle	(29,938)	(37,852)	41,781	65,251
Cumulative effect of change in accounting principle for adoption of SFAS No. 142	—	—	—	3,901

Net income (loss)	$(29,938)	$(37,852)	$41,781	$61,350

General Partner’s interest in net income (loss)	$(331)	$(378)	$488	$614

Limited Partners’ interest in net income (loss)	$(29,607)	$(37,474)	$41,293	$60,736

Net income (loss) per Limited Partner unit:
Basic	$(1.02)	$(1.15)	$1.47	$1.87

Diluted	$(1.02)	$(1.15)	$1.47	$1.87

Basic weighted average number of
Limited Partner units outstanding	28,957	32,457	28,068	32,453

Diluted number of Limited Partner units	28,957	32,457	28,110	32,561

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
(in thousands)
Net income (loss)	$(29,938)	$(37,852)	$41,781	$61,350
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments	405	2,587	8,705	(3,401)

Comprehensive income (loss)	$(29,533)	$(35,265)	$50,486	$57,949

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2001	$(4,149)	$(8,050)	$(12,199)
Reclassification to earnings	—	16,507	16,507
Unrealized holding loss arising during the period	—	(7,802)	(7,802)

Other comprehensive income	—	8,705	8,705
Balance as of June 30, 2002	$(4,149)	$655	$(3,494)

Balance as of September 30, 2002	$(15,745)	$4,918	$(10,827)
Reclassification to earnings	—	(8,110)	(8,110)
Unrealized holding gain arising during the period	—	4,709	4,709

Other comprehensive loss	—	(3,401)	(3,401)
Balance as of June 30, 2003	$(15,745)	$1,517	$(14,228)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited)

(in thousands, except per unit amounts)

	Number of Units
	Common	Senior Sub.	Junior Sub.	General Partner	Common	Senior Sub.	Junior Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2002	28,970	3,134	345	326	$242,696	$4,337	$(1,232)	$(2,710)	$(10,827)	$232,264
Issuance of senior subordinated units		8				116				116
Net income					54,228	5,865	643	614		61,350
Other comprehensive loss, net									(3,401)	(3,401)
Unit compensation expense:
Common					169					169
Senior subordinated						1,591				1,591
Distributions:
($1.725 per unit)					(49,974)					(49,974)
($1.075 per unit)						(3,382)				(3,382)
($0.575 per unit)							(198)	(188)		(386)

Balance as of June 30, 2003	28,970	3,142	345	326	$247,119	$8,527	$(787)	$(2,284)	$(14,228)	$238,347

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
(in thousands)	2002	2003
Cash flows provided by (used in) operating activities:
Net income	$41,781	$61,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44,039	38,981
Amortization of debt issuance cost	1,036	1,597
Unit compensation expense	239	1,876
Loss on redemption of debt	—	181
Provision for losses on accounts receivable	5,596	6,534
Loss on sales of fixed assets, net	181	128
Cumulative effect of change in accounting principle for the adoption of SFAS No. 142	—	3,901
Changes in operating assets and liabilities:
Decrease (increase) in receivables	8,524	(72,733)
Decrease in inventories	9,607	4,105
Decrease in other assets	6,089	507
Decrease (increase) in accounts payable	(12,097)	5,120
Decrease in other current and long-term liabilities	(19,985)	(22,529)

Net cash provided by operating activities	85,010	29,018

Cash flows provided by (used in) investing activities:
Capital expenditures	(11,654)	(14,446)
Proceeds from sales of fixed assets	1,496	828
Acquisitions	(41,883)	(43,191)

Net cash used in investing activities	(52,041)	(56,809)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	76,300	165,700
Working capital facility repayments	(86,494)	(168,895)
Acquisition facility borrowings	58,250	52,500
Acquisition facility repayments	(47,750)	(53,300)
Proceeds from the issuance of debt	—	197,333
Repayment of debt	(17,484)	(150,238)
Distributions	(47,302)	(53,742)
Increase in deferred charges and other	(1,966)	(8,038)
Proceeds from issuance of Common Units, net	69,742	—

Net cash provided by (used in) financing activities	3,296	(18,680)

Net increase (decrease) in cash	36,265	(46,471)
Cash at beginning of period	17,228	61,481

Cash at end of period	$53,493	$15,010

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas is a master limited partnership, which at June 30, 2003 had outstanding 29.0 million common units (NYSE: “SGU” representing an 88.4% limited partner interest in Star Gas Partners) and 3.1 million senior subordinated units (NYSE: “SGH” representing a 9.6% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.0% limited partner interest) and 0.3 million general partner units (representing a 1.0% general partner interest).

Star Gas Propane, L.P. (“Star Gas Propane”) is the Partnership’s operating subsidiary and, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership’s assets, sales and earnings. Both the Partnership and Star Gas Propane are Delaware limited partnerships that were formed in October 1995 in connection with the Partnership’s initial public offering. The Partnership is the sole limited partner of Star Gas Propane with a 99% limited partnership interest.

The general partner of both the Partnership and Star Gas Propane is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. For information concerning the members of Star Gas LLC and its Board of Directors see “Item 10, Directors and Executive Officers of the Registrant” in the Partnership’s annual report on Form 10-K/A for fiscal year ended September 30, 2002. Star Gas LLC owns an approximate 1% general partner interest in the Partnership and also owns an approximate 1% general partner interest in Star Gas Propane.

The Partnership’s propane operations (the “propane segment”) are conducted through Star Gas Propane and its subsidiaries. Star Gas Propane markets and distributes propane gas and related products to over 310,000 customers in the Midwest, Northeast, Florida and Georgia.

The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct and indirect subsidiaries. Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of Star Gas Propane. Petro is a retail distributor of home heating oil and serves over 525,000 customers in the Northeast and Mid-Atlantic.

The Partnership’s electricity and natural gas operations (the “natural gas and electric reseller segment” are conducted through Total Gas & Electric, Inc. (“TG&E”), a Florida corporation, that is an indirect wholly-owned subsidiary of Petro. TG&E is an energy reseller that markets natural gas and electricity to residential households in deregulated energy markets in New York, New Jersey, Florida and Maryland and serves approximately 65,000 residential customers. TG&E was formerly a wholly owned subsidiary of the Partnership, but subsequent to September 30, 2002, it became a wholly owned indirect subsidiary of Petro.

Star Gas Finance Company is a direct wholly-owned subsidiary of the Partnership that has no material assets or operations and was formed for the sole purpose of being a corporate co-issuer of certain of the Partnership’s indebtedness.

2)	Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and nine month periods ended June 30, 2002 and June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our annual report on Form 10-K for the year ended September 30, 2002.

2)	Summary of Significant Accounting Policies – (continued)

Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows:

	September 30, 2002	June 30, 2003
(in thousands)
Propane gas	$6,175	$7,236
Propane appliances and equipment	3,981	4,039
Fuel oil	15,555	9,830
Fuel oil parts and equipment	11,746	12,909
Natural gas	1,996	1,845

	$39,453	$35,859

Property, plant and equipment, consists of the following:

	September 30, 2002	June 30, 2003
(in thousands)
Property, plant and equipment	$331,162	$358,064
Less: accumulated depreciation	89,270	106,293

	$241,892	$251,771

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Derivatives and Hedging

The Partnership uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane, and natural gas. The Partnership believes it is prudent to minimize the variability and price risk associated with the purchase of home heating oil and propane. Accordingly, it is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale through the use of derivative instruments when appropriate. To a lesser extent, the Partnership also hedges the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil, propane, and natural gas and (ii) hedge the downside price risk of firm purchase commitments and in some cases physical inventory on hand.

Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

All derivative instruments are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Partnership designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Partnership also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the Partnership continues to carry the derivative on the balance sheet at its fair value, and recognizes changes in the fair value of the derivative through current-period earnings.

2)	Summary of Significant Accounting Policies – (continued)

For the three months ended June 30, 2003, the change in accumulated other comprehensive income (loss) is principally attributable to the increase in fair value of existing cash flow hedges offset in part by the reclassification of accumulated gains on cash flow hedges that settled during the period.

For the nine months ended June 30, 2003, the change in accumulated other comprehensive income (loss) is principally attributable to the reclassification of accumulated gains on cash flow hedges that settled during the period offset in part by the increase in fair value of existing cash flow hedges.

Goodwill and Other Intangible Assets

Statement No. 142, “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Partnership adopted the applicable provisions of Statement No. 142 on October 1, 2002, and recorded a non-cash charge of $3.9 million to reduce the carrying value of the TG&E segment’s goodwill. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s condensed consolidated statement of operations for the nine months ended June 30, 2003. The Partnership will perform its annual impairment review during the fourth fiscal quarter of each year, commencing in the fourth quarter of fiscal 2003.

Accounting Policies not yet Adopted

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation requires consolidation of variable interest entities if certain conditions are met. The requirements are effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership does not expect the adoption to have a material impact to the Partnership’s financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 amends Statement No. 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. Statement No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and amends certain other existing pronouncements. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Partnership does not expect the adoption to have a material impact to the Partnership’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect the adoption to have a material impact to the Partnership’s financial position or results of operations.

3)	Long-term Debt

In March 2002, the heating oil segment entered into two interest rate swap agreements designed to hedge $73.0 million in underlying fixed rate senior note obligations, in order to reduce overall interest expense. The swap agreements would have expired August 1, 2006, but were terminated by mutual agreement on October 17, 2002. The swaps required the counterparties to pay an amount based on the stated fixed interest rate (annual rate 8.05%) pursuant to the senior notes for an aggregate $2.9 million due every six months on August 1 and February 1. In exchange, the heating oil segment was required to make semi-annual floating interest rate payments on the first of August and February based on an annual interest rate equal to the 6 month LIBOR interest rate plus 2.83% applied to the same notional amount of $73.0 million. The swap agreements were recognized as fair value hedges. Amounts to be paid or received under the interest rate swap agreements were accrued and recognized over the life of the agreements as an adjustment to interest expense. Upon termination on October 17, 2002, Petro received $4.8 million which was reflected as a basis adjustment to the fair values of the related debt and is being amortized using the effective yield over the remaining lives of the swap agreements as a reduction of interest expense.

On October 1, 2002, the heating oil segment repaid an outstanding principal balance of $45.3 million to the holders of its 9.0% senior secured notes that were then due.

On February 6, 2003, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $200.0 million face value Senior Notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on August 15, 2003. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium as defined. These notes were priced at 98.466% for total gross proceeds of $196.9 million. The Partnership also incurred $7.2 million of fees and expenses in connection with the issuance of these notes resulting in net proceeds of $189.7 million. During the nine month period ended June 30, 2003, the Partnership used $163.9 million from the proceeds of the 10.25% Senior Notes to repay existing long-term debt and working capital facility borrowings, $13.9 million for acquisitions, $3.0 million for capital expenditures, and recognized a $0.2 million loss on redemption of debt. The debt discount related to the issuance of the 10.25% Senior Notes was $3.1 million and will be amortized and included in interest expense through February 2013.

On April 1, 2003, the heating oil segment repaid $11.0 million, from the proceeds of the 10.25% Senior Notes, of outstanding principal balance of its $90.0 million 7.92% Senior Secured Notes. This repayment of principal, which was due on April 1, 2003, was the first in a series of six individual payments due between April 1, 2003 and April 1, 2014.

4)	Segment Reporting

The Partnership has three reportable operating segments: retail distribution of heating oil, retail distribution of propane and reselling of natural gas and electricity. The administrative expenses for the public master limited partnership, Star Gas Partners, have not been allocated to the segments. Management has chosen to organize the enterprise under these three segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provide a clear means for evaluation of operating results.

The heating oil segment is primarily engaged in the retail distribution of home heating oil, related equipment services and equipment sales to residential and commercial customers. It operates primarily in the Northeast and Mid-Atlantic states. Home heating oil is principally used by the Partnership’s residential and commercial customers to heat their homes and buildings, and as a result, weather conditions have a significant impact on the demand for home heating oil.

The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers, in the Midwest, Northeast, Florida and Georgia. Propane is used primarily for space heating, water heating and cooking by the Partnership’s residential and commercial customers and as a result, weather conditions also have a significant impact on the demand for propane.

The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets, customers have a choice in selecting energy suppliers to power and / or heat their homes; as a result, a significant portion of this segment’s revenue is directly related to weather conditions. TG&E operates in New York, New Jersey, Maryland and Florida.

The public master limited partnership includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership.

4)	Segment Reporting – (continued)

The following are the condensed statements of operations and balance sheets for each segment as of and for the periods indicated. There were no inter-segment sales.

	Three Months Ended June 30,
(in thousands)	2002					2003
Statements of Operations	Heating Oil	Propane	TG&E	Partners & Other	Consol.	Heating Oil	Propane	TG&E	Partners & Other	Consol.
Sales:
Product	$107,212	$30,056	$9,169	$—	$146,437	$137,628	$33,501	$18,355	$—	$189,484
Installation, service, and appliance	38,031	4,257	—	—	42,288	41,069	4,667	—	—	45,736

Total sales	145,243	34,313	9,169	—	188,725	178,697	38,168	18,355	—	235,220
Cost and expenses:
Cost of product	63,059	13,159	7,794	—	84,012	85,220	16,989	17,314	—	119,523
Cost of installation, service and appliances	41,800	1,200	—	—	43,000	45,662	1,226	—	—	46,888
Delivery and branch	41,248	15,902	—	—	57,150	48,464	17,566	—	—	66,030
Deprec. and amort	10,059	4,339	626	3	15,027	8,896	4,190	162	—	13,248
G & A expense	3,257	1,962	4,369	604	10,192	5,942	2,719	1,613	5,689	15,963

Operating loss	(14,180)	(2,249)	(3,620)	(607)	(20,656)	(15,487)	(4,522)	(734)	(5,689)	(26,432)
Interest (expense) income, net	(5,418)	(3,263)	(925)	839	(8,767)	(5,684)	(2,361)	(100)	(2,569)	(10,714)
Amortization of debt issuance costs	(353)	(64)	—	—	(417)	(421)	(45)	—	(140)	(606)

Income (loss) before income taxes	(19,951)	(5,576)	(4,545)	232	(29,840)	(21,592)	(6,928)	(834)	(8,398)	(37,752)
Income tax expense	50	48	—	—	98	25	75	—	—	100

Net income (loss)	$(20,001)	$(5,624)	$(4,545)	$232	$(29,938)	$(21,617)	$(7,003)	$(834)	$(8,398)	$(37,852)

Capital expenditures	$2,136	$1,253	$85	$—	$3,474	$5,268	$1,188	$—	$—	$6,456

	Nine Months Ended June 30,
(in thousands)	2002					2003
Statements of Operations	Heating Oil	Propane	TG&E	Partners & Other	Consol.	Heating Oil	Propane	TG&E	Partners & Other	Consol.
Sales:
Product	$575,459	$149,413	$32,643	$—	$757,515	$859,452	$216,327	$72,120	$—	$1,147,899
Installation, service, and appliance	114,807	13,911	—	—	128,718	125,300	15,821	—	—	141,121

Total sales	690,266	163,324	32,643	—	886,233	984,752	232,148	72,120	—	1,289,020
Cost and expenses:
Cost of product	329,747	65,931	26,790	—	422,468	548,057	115,253	64,620	—	727,930
Cost of installation, service and appliances	137,331	3,442	—	—	140,773	149,211	3,878	—	—	153,089
Delivery and branch	135,417	45,547	—	—	180,964	170,544	56,644	—	—	227,188
Deprec. and amort.	30,317	12,385	1,330	7	44,039	26,067	12,531	383	—	38,981
G & A expense	10,088	5,459	10,171	2,493	28,211	15,362	7,634	6,591	13,259	42,846

Operating income (loss)	47,366	30,560	(5,648)	(2,500)	69,778	75,511	36,208	526	(13,259)	98,986
Interest (expense) income, net	(18,531)	(9,864)	(2,635)	2,362	(28,668)	(16,349)	(8,538)	(282)	(4,553)	(29,722)
Amortization of debt issuance costs	(844)	(192)	—	—	(1,036)	(1,235)	(146)	—	(216)	(1,597)
Gain (loss) on redemption of debt	—	—	—	—	—	212	(393)	—	—	(181)

Income (loss) before income taxes	27,991	20,504	(8,283)	(138)	40,074	58,139	27,131	244	(18,028)	67,486
Income tax expense (benefit)	(1,850)	143	—	—	(1,707)	2,010	225	—	—	2,235

Income (loss) before cumulative change in accounting principle	29,841	20,361	(8,283)	(138)	41,781	56,129	26,906	244	(18,028)	65,251
Cumulative change in accounting principle	—	—	—	—	—	—	—	3,901	—	3,901

Net income (loss)	$29,841	$20,361	$(8,283)	$(138)	$41,781	$56,129	$26,906	$(3,657)	$(18,028)	$61,350

Capital expenditures	$6,756	$4,235	$663	$—	$11,654	$10,203	$4,147	$96	$—	$14,446

4)	Segment Reporting – (continued)

(in thousands)

	September 30, 2002					June 30, 2003
Balance Sheets	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.
ASSETS
Current assets:
Cash and cash equivalents	$49,474	$8,904	$474	$2,629	$61,481	$1,829	$12,403	$213	$565	$15,010
Receivables, net	70,063	10,669	2,720	—	83,452	124,626	13,471	8,066	—	146,163
Inventories	27,301	10,156	1,996	—	39,453	22,739	11,275	1,845	—	35,859
Prepaid expenses and other current assets	34,817	2,793	1,009	(804)	37,815	36,205	2,383	551	(226)	38,913

Total current assets	181,655	32,522	6,199	1,825	222,201	185,399	39,532	10,675	339	235,945
Property and equipment, net	66,854	174,298	740	—	241,892	76,030	175,074	667	—	251,771
Long-term portion of accounts receivable	6,672	—	—	—	6,672	6,409	—	—	—	6,409
Investment in subsidiaries	—	137,689	—	(137,689)	—	3,277	158,415	—	(161,692)	—
Goodwill	219,031	35,502	10,018	—	264,551	230,714	37,092	6,117	—	273,923
Intangibles, net	132,628	60,129	613	—	193,370	126,641	61,214	368	—	188,223
Deferred charges and other assets, net	12,902	2,178	—	—	15,080	5,891	1,503	—	6,465	13,859

				—
Total assets	$619,742	$442,318	$17,570	$(135,864)	$943,766	$634,361	$472,830	$17,827	$(154,888)	$970,130

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$11,070	$5,725	$3,565	$—	$20,360	$13,740	$5,023	$7,094	$—	$25,857
Working capital facility borrowings	23,000	—	3,195	—	26,195	23,000	—	—	—	23,000
Current maturities of long-term debt	60,787	10,626	700	—	72,113	8,438	14,938	—	—	23,376
Accrued expenses and other current liabilities	53,754	12,633	1,170	1,887	69,444	60,473	9,664	1,630	16,780	88,547
Due to affiliates	(293)	(3,321)	2,855	759	—	(3,352)	(6,320)	3,859	5,813	—
Unearned service contract revenue	30,549	—	—	—	30,549	28,801	—	—	—	28,801
Customer credit balances	49,346	16,487	4,750	—	70,583	18,720	3,775	2,388	—	24,883

Total current liabilities	228,213	42,150	16,235	2,646	289,244	149,820	27,080	14,971	22,593	214,464
Long-term debt	230,384	166,349	—	—	396,733	184,427	109,187	—	197,034	490,648
Due to affiliate	—	—	—	—	—	116,417	—	—	(116,417)	—
Other long-term liabilities	23,456	2,069	—	—	25,525	25,282	1,389	—	—	26,671
Partners’ Capital: Equity Capital	137,689	231,750	1,335	(138,510)	232,264	158,415	335,174	2,856	(258,098)	238,347

Total liabilities and Partners’ Capital	$619,742	$442,318	$17,570	$(135,864)	$943,766	$634,361	$472,830	$17,827	$(154,888)	$970,130

(1)	The Partner and Other amounts include the balance sheet of the Public Master Limited Partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

5)	Costs Associated with Exit or Disposal Activities

The heating oil segment is seeking to take advantage of its large size and utilize modern technology to increase the efficiency and quality of services provided to its customers. The segment is seeking to create a more customer oriented service company to significantly differentiate itself from its competitive peers. A core business process redesign project began in fiscal 2002 with an exhaustive effort to identify customer expectations and document existing business processes.

The comprehensive process redesign efforts led the Partnership to a conclusion that regional and corporate consolidation of certain operational activities has the potential to create operating efficiencies and cost savings for heating oil customers. As a result, the Partnership has decided to undertake selective outsourcing in the area of customer relationship management, in the heating oil segment, as both a business improvement and a cost reduction strategy. The Partnership believes that outsourcing customer inquiries is expected to improve performance and leverage the technology and system redundancy. In addition, the Partnership believes an outsourcing partner has more flexibility to manage extreme seasonal volume spikes while providing a consistent and guaranteed level of quality service. Technology benefits are expected to include enhanced capabilities for customer inquiries via automated interactive telephone response and the web. Outsourcing is expected to both dramatically improve customer services while reducing annual operating costs. The Partnership anticipates that full transition to outsourcing of customer relationship management will be completed prior to the start of the 2003 / 2004 heating season.

In April 2003, the Partnership announced its reorganization plan to the impacted employees, and the heating oil segment recognized $0.8 million of general and administrative expenses, which related to employee termination benefits and separation costs for its business implementation redesign project during the quarter ended June 30, 2003.

The following table sets forth the components of the heating oil segment’s accruals and activity for the nine month period, ended June 30, 2003:

Employee separation costs
(in millions)
Balance at September 30, 2002	$—
Fiscal 2003 employee termination benefits and separation costs	0.8
Cash payments	(0.2)

Balance at June 30, 2003	$0.6

The employee termination benefits and separation costs related to the business redesign project are estimated to total $1.6 million, and will continue through fiscal 2003. The heating oil segment expects to expense the remaining costs of $0.8 million, during its fourth fiscal quarter of 2003 and will be included in general and administrative expenses.

6)	Goodwill and Other Intangible Assets

On October 1, 2002, Star Gas adopted Statement No. 142, which required the Partnership to discontinue amortizing goodwill. Statement No. 142 also requires that goodwill be reviewed for impairment upon adoption of Statement No. 142 and annually thereafter. The Partnership will perform its annual impairment review during the fourth fiscal quarter of each year, commencing in the fourth quarter of 2003.

Under Statement No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership’s reporting units are consistent with the operating segments identified in Note 4 – Segment Reporting.

Upon adoption of Statement No. 142 in the first fiscal quarter of 2003, the Partnership recorded a non-cash charge of approximately $3.9 million to reduce the carrying value of its goodwill for its TG&E segment. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s condensed consolidated statement of operations for the three month period ended December 31, 2002. In calculating the impairment charge, the fair value of the reporting units were estimated using a discounted cash flow methodology.

A summary of changes in the Partnership’s goodwill during the nine month period ended June 30, 2003, by business segment is as follows (in thousands):

	Heating Oil Segment	Propane Segment	TG&E Segment	Total
Balance as of October 1, 2002	$219,031	$35,502	$10,018	$264,551
First fiscal quarter 2003 impairment charge	—	—	(3,901)	(3,901)
Fiscal 2003 acquisitions	11,683	1,590	—	13,273

Balance as of June 30, 2003	$230,714	$37,092	$6,117	$273,923

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2002			June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	$257,284	$70,332	$186,952	$272,056	$88,842	$183,214
Covenants not to compete	12,343	5,925	6,418	12,449	7,440	5,009

	$269,627	$76,257	$193,370	$284,505	$96,282	$188,223

6)	Goodwill and Other Intangible Assets – (continued)

The Partnership’s results for the three months and nine months ended June 30, 2002 on a historic basis did not reflect the impact of the provisions of Statement No. 142. Had the Partnership adopted Statement No. 142 on October 1, 2001, the unaudited pro forma effect on Basic and Diluted net income and Limited Partners’ interest in net income would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
(in thousands except per unit data)
As reported net income (loss)	$(29,938)	$(37,852)	$41,781	$61,350
Add: Goodwill amortization, net of income taxes	2,112	—	6,224	—

Adjusted net income (loss)	$(27,826)	$(37,852)	$48,005	$61,350

General Partner’s interest in net income (loss)	$(308)	$(378)	$561	$614

Adjusted Limited Partners’ interest in net income	$(27,518)	$(37,474)	$47,444	$60,736

Net income (loss) per unit Basic and Diluted:
As reported net income (loss)	$(1.03)	$(1.16)	$1.49	$1.89
Add: Goodwill amortization, net of income taxes	.07	—	.22	—

Adjusted net income (loss)	$(.96)	$(1.16)	$1.71	$1.89

General Partner’s interest in net income (loss)	$(.01)	$(.01)	$.02	$.02

Adjusted Limited Partners’ interest in net income (loss)	$(.95)	$(1.15)	$1.69	$1.87

Amortization expense for intangible assets was $20.0 million for the nine months ended June 30, 2002 compared to $19.7 million for the nine months ended June 30, 2003. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2003 and the five succeeding fiscal years ended September 30, is as follows (in thousands of dollars):

Amount
2003	$27,046
2004	28,156
2005	27,721
2006	26,529
2007	25,878
2008	23,946

7)	Acquisitions

During the nine month period ended June 30, 2003, the Partnership acquired five retail propane dealers and two retail heating oil dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $43.2 million. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as goodwill in the Condensed Consolidated Balance Sheets.

The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned:

		Useful Lives
(in thousands)
Land	$1,825	—
Buildings	4,700	30 years
Furniture and equipment	949	10 years
Fleet	4,999	3-30 years
Tanks and equipment	2,206	5-30 years
Customer lists	14,772	7-15 years
Restrictive covenants	106	5 years
Goodwill	13,273	—
Working capital	361	—

Total	$43,191

7)	Acquisitions – (continued)

Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following unaudited pro forma information presents the results of operations of the Partnership, including the twenty acquisitions completed since October 1, 2001, as if the acquisitions had taken place on October 1, 2001. This pro forma information is presented for informational purposes; it is not indicative of future operating performance.

	Nine Months Ended June 30,
	2002	2003
(in thousands, except per unit data)
Sales	$954,648	$1,358,661
Net income	$43,729	$65,148
General Partner’s interest in net income	$510	$652
Limited Partners’ interest in net income	$43,219	$64,496
Basic net income per limited partner unit	$1.49	$1.99
Diluted net income per limited partner unit	$1.48	$1.98

8)	Supplemental Disclosure of Cash Flow Information

	Nine Months Ended June 30,
	2002	2003
(in thousands)
Cash paid during the period for:
Income taxes	$1,007	$1,115
Interest	$31,086	$28,480
Non-cash financing activities:
Decrease in long-term debt for the termination of interest rate swap	$—	$(1,219)
Increase in long-term debt for amortization of debt discount cost	$—	$102
Decrease in other assets	$—	$1,117

9)	Guarantees

The Partnership guarantees the payments required under the heating oil segment’s bank credit facilities, which at June 30, 2003 consisted of a $115.5 million working capital facility, a $27.5 million insurance letter of credit facility and a $50.0 million acquisition facility. In addition, the Partnership also guarantees the payments required for the heating oil segment’s senior notes, which at June 30, 2003 consisted of $168.0 million of principal obligations. The Partnership also guarantees payments required under supply contracts with natural gas and electricity suppliers for its TG&E segment that total approximately $8.9 million and also guarantees approximately $4.2 million of Petro performance bonds.

10)	Earnings Per Limited Partner Unit

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
(in thousands, except per unit data)
Income before cumulative effect of change in accounting principle per Limited Partner unit:
Basic	$(1.02)	$(1.15)	$1.47	$1.99
Diluted	$(1.02)	$(1.15)	$1.47	$1.99
Cumulative effect of change in accounting principle per Limited Partner unit:
Basic	$—	$—	$—	$(0.12)
Diluted	$—	$—	$—	$(0.12)
Net income per Limited Partner unit:
Basic	$(1.02)	$(1.15)	$1.47	$1.87
Diluted	$(1.02)	$(1.15)	$1.47	$1.87
Basic Earnings Per Unit:
Net income	$(29,938)	$(37,852)	$41,781	$61,350
Less: General Partner’s interest in net income	(331)	(378)	488	614

Limited Partners’ interest in net income	$(29,607)	$(37,474)	$41,293	$60,736

Common Units	25,478	28,970	24,631	28,970
Senior Subordinated Units	3,134	3,142	3,092	3,138
Junior Subordinated Units	345	345	345	345

Weighted average number of Limited Partner units outstanding	28,957	32,457	28,068	32,453

Basic earnings per unit	$(1.02)	$(1.15)	$1.47	$1.87

Diluted Earnings Per Unit:
Effect of diluted securities	$—	$—	$—	$—

Limited Partners’ interest in net income	$(29,607)	$(37,474)	$41,293	$60,736

Weighted average number of Limited Partner units outstanding	28,957	32,457	28,068	32,453
Senior subordinated units anticipated to be issued under employee incentive plan	—	—	42	108

Diluted weighted average number of Limited Partner units	28,957	32,457	28,110	32,561

Diluted earnings per unit	$(1.02)	$(1.15)	$1.47	$1.87

11)	Subsequent Events

Completion of Exchange Offer – On July 16, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, completed an exchange offer of its $200.0 million 10.25% Senior Notes that were issued in a private offering on February 6, 2003.

Proxy Solicitation – On July 24, 2003, we held a special meeting of holders of our common units, senior subordinated units and junior subordinated units in order that our unitholders could act on the following matters, all of which were approved:

(1)	a proposal to amend Star Gas Partners’ partnership agreement to permit Star Gas Partners to issue an unlimited number of common units or units ranking on a parity with common units if the proceeds from such issuances are used to repay our long term indebtedness including indebtedness of our direct and indirect subsidiaries;

(2)	a proposal to amend Star Gas Partners’ partnership agreement to permit Star Gas Partners to issue an unlimited number of common units or units ranking on a parity with common units if the proceeds from such issuances are used to acquire capital assets in a transaction approved by our general partner’s independent directors; and

(3)	a proposal to amend Star Gas Partners’ partnership agreement to permit Star Gas Partners to issue up to 3,000,000 additional common units or units ranking on a parity with common units for general partnership purposes.

Cash Distributions – On July 29, 2003, the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit and $0.575 per Senior Subordinated Unit, Junior Subordinated Unit and General Partner Interest for the quarter ended June 30, 2003. The distribution will be paid on August 14, 2003, to unitholders of record on August 11, 2003.

Acquisitions – On July 31, 2003, the Partnership completed the acquisition of certain assets of a retail distributor of propane and home heating oil, with annual sales of 24.4 million gallons of heating oil and 10.8 million gallons of propane. The acquisition is a distributor of heating oil and propane in New York, Massachusetts, Vermont and New Hampshire.

Item 2.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Report includes “forward-looking statements” which represent the Partnership’s expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership’s financial performance, the price and supply of home heating oil, propane, electricity and natural gas and the ability of the Partnership to obtain new accounts, realized savings from the Business Process Redesign process and retain existing accounts. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations (“Cautionary Statements”) are disclosed in this Report, including without limitation and in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

In analyzing the financial results of the Partnership, the following matters should be considered.

The primary use for heating oil, propane and natural gas is for space heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance. In addition, gross margins vary according to customer mix. For example, sales to residential customers generate higher profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross margins without necessarily impacting total sales.

The heating oil, propane and natural gas industries are seasonal in nature with peak activity occurring during the winter months. Therefore, results of operations for the periods presented are not indicative of the results to be expected for a full year.

The following is a discussion of the historical condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this quarterly report on Form 10-Q.

THREE MONTHS ENDED JUNE 30, 2003

COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Volume

For the three months ended June 30, 2003, retail volume of home heating oil and propane increased 5.5 million gallons, or 5.8%, to 100.6 million gallons, as compared to 95.1 million gallons for the three months ended June 30, 2002. This increase was due to a 7.4 million gallon increase in the heating oil segment, partially offset by a 1.9 million gallon decrease in the propane segment. The increase in volume reflects the impact of colder temperatures and the impact of an additional 3.7 million gallons provided by acquisitions. Customer attrition, largely in the home heating oil segment’s lower margin commercial business and lower volume for customers not on automatic delivery scheduling in the propane segment, partially offset these volume increases. Temperatures in the Partnership’s areas of operations were an average of 21.0% colder than in the prior year’s comparable quarter and approximately 22.0% colder than the “normal” which is defined as a thirty year average, for the period July 1, 1971 through June 30, 2000, as reported by the National Oceanic and Atmospheric Administration (“NOAA”).

Sales

For the three months ended June 30, 2003, sales increased $46.5 million, or 24.6%, to $235.2 million, as compared to $188.7 million for the three months ended June 30, 2002. This increase was due to $33.5 million higher home heating oil sales, $3.9 million higher propane segment sales and a $9.2 million increase in TG&E sales. Heating oil and propane sales increased largely due to the higher retail volume sold and as a result of higher selling prices. TG&E ‘s sales also increased due to higher electric kilowatts sold. Selling prices increased versus the prior year’s comparable period in response to higher supply costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased by $3.0 million in the heating oil segment and by $0.4 million in the propane segment from the prior year’s comparable period largely due to acquisitions, price increases and from colder temperatures.

Cost of Product

For the three months ended June 30, 2003, cost of product increased $35.5 million, or 42.3%, to $119.5 million, as compared to $84.0 million for the three months ended June 30, 2002. This increase was due to $22.2 million of higher cost of product at the home heating oil segment, $3.8 million higher cost of product at the propane segment and a $9.5 million increase in TG&E cost of product. Cost of product increased largely due to the higher retail volume sold and from higher supply cost.

Cost of Installations, Service and Appliances

For the three months ended June 30, 2003, cost of installations, service and appliances increased $3.9 million, or 9.0%, to $46.9 million, as compared to $43.0 million for the three months ended June 30, 2002. This increase was due to $3.9 million of higher cost of installation, service and appliances in the heating oil segment from the prior year’s comparable period due to the increase in sales of these products and from additional cost of service expenses resulting from the colder temperatures.

Delivery and Branch Expenses

For the three months ended June 30, 2003, delivery and branch expenses increased $8.9 million, or 15.5%, to $66.0 million, as compared to $57.2 million for the three months ended June 30, 2002. This increase was due to an additional $7.2 million of delivery and branch expenses at the heating oil segment and a $1.7 million increase in delivery and branch expenses for the propane segment. The increase was largely due to additional operating cost associated with increased volumes delivered, higher bad debt expense of $1.6 million due largely to the higher accounts receivables balances and for the impact of operating expense and wage increases.

Depreciation and Amortization Expenses

For the three months ended June 30, 2003, depreciation and amortization expenses decreased $1.8 million, or 11.8%, to $13.2 million, as compared to $15.0 million for the three months ended June 30, 2002. This decrease was primarily due to the impact of the Partnership’s adoption of Statement No. 142 which required the Partnership to stop amortizing goodwill effective October 1, 2002. Approximately $2.1 million of goodwill amortization was included in depreciation and amortization expense for the three months ended June 30, 2002.

General and Administrative Expenses

For the three months ended June 30, 2003, general and administrative expenses increased $5.8 million, or 56.6%, to $16.0 million, as compared to $10.2 million for the three months ended June 30, 2002. This increase was largely due to the inclusion of $2.0 million of incremental expense related to the on-going business reorganization project in the heating oil segment, a $ 4.4 million increase in the accrual for compensation earned for unit appreciation rights and restricted stock awards previously granted and for other increases of $2.2 million largely due to increased bonus compensation based upon results for the fiscal 2003 quarter. The increase was partially offset by lower general and administrative expenses at TG&E of approximately $2.8 million largely due to lower bad debt and collection expenses.

Interest Expense

For the three months ended June 30, 2003, interest expense increased $2.5 million, or 26.0%, to $12.3 million, as compared to $9.7 million for the three months ended June 30, 2002. This increase was largely due to additional interest expense of $0.5 million for higher average outstanding working capital borrowings and for higher outstanding debt levels with higher average interest rates largely due to the impact of the $200 million 10.25% senior note issuance, in February 2003.

Net Loss

For the three months ended June 30, 2003, net loss increased $7.9 million, or 26.4%, to a net loss of $37.9 million, as compared to a net loss of $29.9 million for the three months ended June 30, 2002. The increase was due to a $1.6 million increase in the net loss at the heating oil segment, a $1.4 million increase in the net loss at the propane segment and a $8.6 million increase in the net loss at the Partnership level partially offset by a $3.7 million decrease in the net loss at TG&E. The increase in the net loss was primarily due to the increase in the accrual for compensation earned for unit appreciation rights and restricted stock awards previously granted and for higher interest expense.

NINE MONTHS ENDED JUNE 30, 2003

COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

Volume

For the nine months ended June 30, 2003, retail volume of home heating oil and propane increased 129.6 million gallons, or 24.1%, to 667.2 million gallons, as compared to 537.6 million gallons for the nine months ended June 30, 2002. This increase was due to a 105.3 million gallon increase in the heating oil segment and a 24.4 million gallon increase in the propane segment. The increase in volume reflects the impact of significantly colder temperatures and the impact of an additional 14.5 million gallons provided by acquisitions. Customer attrition, largely in the home heating oil segment’s lower margin commercial business, partially offset these volume increases. The Partnership also believes that a shift in the delivery pattern at the heating oil segment decreased volume for the nine months ended June 30, 2003 by an estimated 11.0 million gallons. Typical delivery patterns would have resulted in these gallons being delivered in the first nine months of 2003 but were actually delivered in the three months ended September 30, 2002. Temperatures in the Partnership’s areas of operations were an average of 29.8% colder than in the prior year’s comparable nine months and approximately 10.0% colder than normal as reported by NOAA.

Sales

For the nine months ended June 30, 2003, sales increased $402.8 million, or 45.4%, to $1,289.0 million, as compared to $886.2 million for the nine months ended June 30, 2002. This increase was due to $294.5 million higher home heating oil sales, $68.8 million higher propane segment sales and a $39.5 million increase in TG&E sales. Sales increased largely due to the higher retail volume sold and as a result of higher selling prices. Selling prices increased versus the prior year’s comparable period in response to higher supply costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased by $10.5 million in the heating oil segment and by $1.9 million in the propane segment from the prior year’s comparable period due to acquisitions, price increases and from colder temperatures.

Cost of Product

For the nine months ended June 30, 2003, cost of product increased $305.5 million, or 72.3%, to $727.9 million, as compared to $422.5 million for the nine months ended June 30, 2002. This increase was due to $218.3 million of higher cost of product at the home heating oil segment, $49.3 million higher cost of product at the propane segment and a $37.8 million increase in TG&E cost of product. Cost of product increased largely due to the higher retail volume sold and from higher supply cost.

Cost of Installations, Service and Appliances

For the nine months ended June 30, 2003, cost of installations, service and appliances increased $12.3 million, or 8.7%, to $153.1 million, as compared to $140.8 million for the nine months ended June 30, 2002. This increase was due to an additional $11.9 million in the heating oil segment and by $0.4 million in the propane segment from the prior year’s comparable period due to the increase in sales of these products and from additional cost of service expenses resulting from the colder temperatures.

Delivery and Branch Expenses

For the nine months ended June 30, 2003, delivery and branch expenses increased $46.2 million, or 25.5%, to $227.2 million, as compared to $181.0 million for the nine months ended June 30, 2002. This increase was due to an additional $35.1 million of delivery and branch expenses at the heating oil segment and a $11.1 million increase in delivery and branch expenses for the propane segment. The period to period comparison was impacted by the purchase of weather insurance that allowed the Partnership to record approximately $6.4 million of net weather insurance recoveries in the fiscal 2002 period versus a $3.6 million expense in the fiscal 2003 period for weather insurance premiums paid. Excluding the impact of weather insurance, delivery and branch expenses would have increased $36.2 million, or 20.0%, for the nine months ended June 30, 2003, which was largely due to the additional operating cost associated with increased volumes delivered, higher bad debt expense of $2.1 million at the heating oil segment, higher bad debt expense of $0.7 million at the propane segment and to the impact of operating expense and wage increases.

Depreciation and Amortization Expenses

For the nine months ended June 30, 2003, depreciation and amortization expenses decreased $5.1 million, or 11.5%, to $39.0 million, as compared to $44.0 million for the nine months ended June 30, 2002. This decrease was primarily due to the impact of the Partnership’s adoption of Statement No. 142 which required the Partnership to stop amortizing goodwill effective October 1, 2002. During the nine month period ended June 30, 2002, approximately $6.2 million of goodwill amortization was included in depreciation and amortization expense. The decrease in depreciation and amortization expense was partially offset by an increase in depreciation and amortization expense related to acquisitions and fixed asset additions acquired after June 30, 2002.

General and Administrative Expenses

For the nine months ended June 30, 2003, general and administrative expenses increased $14.6 million, or 51.9%, to $42.8 million, as compared to $28.2 million for the nine months ended June 30, 2002. This increase was largely due to the inclusion of $3.5 million of incremental expense related to the on-going business process redesign project in the heating oil segment, a $8.3 million increase in the accrual for compensation earned for unit appreciation rights and restricted stock awards previously granted and for other increases of $6.4 million largely due to increased bonus compensation based upon results for the fiscal 2003 nine months ($2.0 million), higher legal and professional expenses ($2.9 million), and for increased salaries at the propane segment ($0.6 million). The increase was partially offset by lower general and administrative expenses at TG&E of approximately $3.6 million largely due to lower bad debt and collection expenses.

The heating oil segment continued to implement its on-going business reorganization project during the nine months ended June 30, 2003. The heating oil segment is seeking to take advantage of its large size and utilize modern technology to increase the efficiency and quality of services provided to its customers. The segment is seeking to create a more customer oriented service company to significantly differentiate itself from its competitive peers.

A core business process redesign project began in fiscal 2002 with an exhaustive effort to identify customer expectations and document existing business processes. Preliminary conclusions indicate that improved processes and related technology investments could have a meaningful impact on reducing the heating oil segment’s annual operating costs. Technology investments in particular are a critical element of the Partnership’s strategy to improve the efficiency and quality of services provided to its customers. To this end, the heating oil segment is now testing second generation hand-held technology for the automation of the segments service workforce. These wireless hand held data terminals will allow our service and installation professionals on demand access to customer repair history, data to provide instant part and repair quotations, and capabilities to invoice at the completion of service.

The comprehensive process redesign efforts led the Partnership to a conclusion that regional and corporate consolidation of certain operational activities has the potential to create operating efficiencies and cost savings for heating oil customers. As a result, the Partnership has decided to undertake selective outsourcing in the area of customer relationship management in the heating oil segment as both a business improvement and a cost reduction strategy. The Partnership believes that outsourcing customer inquiries are expected to improve performance and leverage the technology and system redundancy. In addition, the Partnership believes an outsourcing partner has more flexibility to manage extreme seasonal volume spikes while providing a consistent and guaranteed level of quality service. Technology benefits are expected to include enhanced capabilities for customer inquiries via automated interactive telephone response and the web. Outsourcing is expected to both dramatically improve customer services while reducing annual operating costs. The Partnership anticipates that full transition to outsourcing of customer relationship management will be completed prior to the start of the next heating season.

The $3.5 million incremental expense in the first nine months of fiscal 2003 related to this redesign project largely consisted of consulting fees, employee termination benefits and separation cost and travel related expenditures. The expenses related to the on-going business implementation redesign project will continue throughout fiscal 2003. In connection with this plan, the Partnership intends to reduce the size of its work force and will recognize a liability of approximately $1.6 million related to certain employee termination benefits and separation costs. The Partnership recorded $0.8 million of employee termination benefits and separation costs for the three months ended June 30, 2003 and expects to record the remaining charge in the fourth quarter of fiscal 2003. The Partnership also expects to expend an additional $2.7 million for non-separation cost for the remainder of fiscal 2003 related to the reorganization. These expenditures will consist of truck rebranding, consulting and duplicative salaries during the transition period. For fiscal 2004, the Partnership expects additional expenses related to this program of $2.2 million.

By the completion of the program, total expenditures are estimated to be $25.0 million. Through June 30, 2003, total expenditures for the program were $15.7 million with the balance to be spent over the remainder of fiscal 2003 and into fiscal 2004. It is anticipated that the program will improve operating income by approximately $15.0 million annually of which $9.0 million is expected to be realized in fiscal 2004, with the remainder in fiscal 2005 and fiscal 2006. While the Partnership believes that these levels of savings will be realized, there can be no assurance that these amounts will actually be forthcoming, or that other events will not offset the expected benefits.

Interest Expense

For the nine months ended June 30, 2003, interest expense increased $1.6 million, or 5.0%, to $32.8 million, as compared to $31.2 million for the nine months ended June 30, 2002. This increase was largely due to additional interest expense of $1.3 million for higher average outstanding working capital borrowings.

Income Tax Expense

For the nine months ended June 30, 2003, income tax expense increased $3.9 million to $2.2 million, as compared to a tax benefit of $1.7 million for the nine months ended June 30, 2002. This increase was due to higher state income taxes based upon the higher pretax earnings achieved for the nine months ended June 30, 2003 and the absence in fiscal 2003 of the tax benefit from a federal tax loss carryback of $2.2 million recorded in fiscal 2002.

Cumulative Effect of Change in Accounting Principle

For the nine months ended June 30, 2003, the Partnership recorded a $3.9 million decrease in net income arising from the adoption of Statement No. 142 to reflect the impairment of its goodwill for its TG&E segment.

Net Income

For the nine months ended June 30, 2003, net income increased $19.6 million, or 46.8%, to $61.4 million, as compared to $41.8 million for the nine months ended June 30, 2002. The increase was due to a $26.3 million increase in net income at the heating oil segment, a $6.5 million increase in net income at the propane segment and by a $4.6 million decrease in the net loss at TG&E partially offset by a $17.9 million increase in the net loss at the Partnership level. The increase in net income was primarily due to the impact of colder weather and lower depreciation and amortization partially offset by the $3.9 million decrease in net income at the TG&E segment resulting from the adoption of Statement No. 142.

Liquidity and Capital Resources

The ability of Star Gas to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business, and weather conditions, and other factors, most of which are beyond its control. Future capital requirements of Star Gas are expected to be provided by cash flows from operating activities and cash on hand at June 30, 2003. To the extent future capital requirements exceed cash flows from operating activities:

a)	working capital will be financed by the Partnership’s working capital lines of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable;

b)	growth capital expenditures, mainly for customer tanks and expenditures incurred in connection with the heating oil segment’s business process redesign program will be financed in fiscal 2003, by a combination of the proceeds received from the $200 million 10.25% Senior Note issuance and the use of the Partnership’s credit facilities; and

c)	acquisition capital expenditures will be financed by the revolving acquisition lines of credit, unapplied proceeds from the $200 million 10.25% Senior Note issuance, long-term debt issuance, the issuance of additional Common Units or a combination thereof.

See also “Financing and Sources of Liquidity” below for a discussion of the Partnership’s outstanding debt amortization requirements.

Cash Flows

Operating Activities. Cash provided by operating activities for the nine months ended June 30, 2003 was $29.0 million as compared to cash provided by operating activities of $85.0 million for the nine months ended June 30, 2002. This decrease in cash provided by operating activities was largely due to an increase in operating assets and liabilities in fiscal year 2003 from fiscal year 2002, primarily due to an $81.3 million increase in accounts receivable largely due to the colder weather experienced for the nine months ended June 30, 2003. The net cash provided by operations of $29.0 million for fiscal 2003 consisted of net income of $61.4 million, noncash charges of $53.2 million, primarily depreciation and amortization of $40.7 million, which were offset by an increase in operating assets and liabilities of $85.6 million.

Investing Activities. Star Gas completed seven acquisitions during the nine months ended June 30, 2003, investing $43.2 million. This expenditure for acquisitions is reflected in the cash used in investing activities of $56.8 million along with the $14.4 million invested for capital expenditures. The $14.4 million for capital expenditures is comprised of $5.0 million of capital additions needed to sustain operations at current levels and $9.4 million for capital expenditures incurred in connection with the heating oil segment’s business process redesign program and for customer tanks and other capital expenditures to support growth of operations. The capital expenditures made for the business process redesign program were largely for the purchase of modern technology to increase the efficiency and quality of services provided to its customers. Investing activities also includes proceeds from the sale of fixed assets of $0.8 million.

Financing Activities. During the nine months ended June 30, 2003, funds were provided by $189.7 million of net proceeds from the Partnership’s $200 million 10.25% Senior Note offering in February 2003. Cash distributions paid to Unitholders of $53.7 million, debt repayments of $151.0 million, decreased working capital borrowings of $3.2 million and other financing activities of $0.5 million resulted in net cash used in financing activities of $18.7 million.

As a result of the above activity, cash decreased by $46.5 million to $15.0 million as of June 30, 2003.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

For the nine months ended June 30, 2003, EBITDA increased $20.1 million, or 17.6% to $133.9 million as compared to $113.8 million for the nine months ended June 30, 2002. This increase was due to $24.1 million of more EBITDA generated by the heating oil segment, a $5.4 million increase in the propane segment EBITDA and a $1.3 million increase in TG&E EBITDA partially offset by $10.8 million reduction in EBITDA at the Partnership level largely due to the increase in the accrual for compensation earned for unit appreciation rights and restricted stock awards previously granted. The increase in EBITDA was largely due to the impact of colder temperatures in our areas of operations as reported by the National Oceanic and Atmospheric Administration. TG&E’s EBITDA was negatively impacted by the inclusion of a non-cash $3.9 million decrease in net income for the cumulative effect of a change in accounting principle arising from the adoption of Statement No. 142 to reflect the impairment of its goodwill. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. EBITDA is calculated for the fiscal nine months ended June 30 as follows:

	Nine Months Ended June 30,
(in thousands)	2002	2003
Net income	$41,781	$61,350
Plus:
Income tax expense (benefit)	(1,707)	2,235
Amortization of debt issuance costs	1,036	1,597
Interest expense, net	28,668	29,722
Depreciation and amortization	44,039	38,981

EBITDA	$113,817	$133,885

Financing and Sources of Liquidity

The Partnership’s heating oil segment has a bank credit facility, which includes a working capital facility, providing for up to $115.5 million of borrowings to be used for working capital purposes, an acquisition facility, providing for up to $50.0 million of borrowings to be used for acquisitions and for capital expenditures and a $27.5 million insurance letter of credit facility. The working capital facility and letter of credit facility will expire on June 30, 2004. The acquisition facility will convert to a term loan for any outstanding borrowings on June 30, 2004, which balance will be payable in eight equal quarterly principal payments. At June 30, 2003, $23.0 million of working capital borrowings and $22.0 million of acquisition facility borrowings were outstanding.

The Partnership’s propane segment has a bank credit facility, which consists of a $25.0 million acquisition facility, a $25.0 million parity debt facility that can be used to fund maintenance and growth capital expenditures and an $18.0 million working capital facility. The working capital facility expires on September 30, 2003. Borrowings under the acquisition and parity debt facilities will revolve until September 30, 2003, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2005. At June 30, 2003, $2.0 million of parity debt facility borrowings and $10.5 million of acquisition facility borrowings were outstanding.

The Partnership’s bank credit facilities and debt agreements contain several financial tests and covenants restricting the various segments and Partnership’s ability to pay distributions, incur debt and engage in certain other business transactions. In general these tests are based upon achieving certain debt to cash flow ratios and cash flow to interest expense ratios. In addition, amounts borrowed under the working capital facilities are subject to a requirement to maintain a zero balance for at least forty-five consecutive days. Failure to comply with the various restrictive and affirmative covenants of the Partnership’s various bank and note facility agreements could negatively impact the Partnership’s ability to incur additional debt and/or pay distributions and could cause certain debt to become currently payable.

As of June 30, 2003, the Partnership was in compliance with all debt covenants.

On February 6, 2003, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $200.0 million face value Senior Notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on August 15, 2003. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium as defined. These notes were priced at 98.466% for total gross proceeds of $196.9 million. The Partnership also incurred $7.2 million of fees and expenses in connection with the issuance of these notes resulting in net proceeds of $189.7 million. As of June 30, 2003, the Partnership used $163.9 million from the proceeds of the 10.25% Senior Notes to repay existing long-term debt and working capital facility borrowings, $13.9 million for acquisitions, $3.0 million for capital expenditures and has designated an additional $5.1 million of the proceeds to repay existing long-term debt by September 30, 2003. The remaining proceeds of $3.6 million will be used for other Partnership purposes including acquisitions.

The Partnership has $514.0 million of debt outstanding as of June 30, 2003 (amount does not include working capital borrowings), with significant maturities occurring over the next five years. The following summarizes the Partnership’s long-term debt maturities during fiscal years ending September 30, exclusive of amounts that have been repaid through June 30, 2003:

2003	$5.3 million
2004	$27.7 million
2005	$41.7 million
2006	$89.7 million
2007	$38.7 million
Thereafter	$310.9 million

The remaining fiscal 2003 maturities will be refinanced with a portion of the proceeds from the issuance of the $200 million 10.25% senior notes. However, funding for future year’s debt maturities will largely be dependent upon new debt or equity issuances.

In general, the Partnership distributes to its partners on a quarterly basis, all of its Available Cash in the manner described below. Available Cash is defined for any of the Partnership’s fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters, in some circumstances.

The Partnership believes that the purchase of weather insurance could be an important element in the Partnership’s ability to maintain the stability of its cash flows. In August 2002, the Partnership purchased weather insurance that could have provided up to $20.0 million of coverage for the impact of warm weather on the Partnership’s operating results for the 2002—2003 heating season. No amounts were received under the policies during fiscal 2003 due to the colder than normal temperatures. In addition, the Partnership purchased a base of $12.5 million of weather insurance coverage for each year from 2004 – 2007 and purchased an additional $7.5 million of weather insurance coverage for fiscal 2004. The amount of insurance proceeds that could be realized under these policies is calculated by multiplying a fixed dollar amount by the degree day deviation from an agreed upon cumulative degree day strike price.

For the remainder of fiscal 2003, the Partnership anticipates paying interest of approximately $11.3 million, making $8.0 million of contributions for the Partnership’s defined benefit plans, in September 2003, and anticipates growth and maintenance capital additions of approximately $4.6 million. In addition, the Partnership plans to pay distributions on its units to the extent there is sufficient Available Cash in accordance with the partnership agreement. The Partnership plans to fund acquisitions made through a combination of debt and equity. Based on its current cash position, remaining proceeds from the $200 million 10.25% senior notes, bank credit availability and anticipated net cash to be generated from operating activities, the Partnership expects to be able to meet all of its current obligations.

Accounting Policies not yet Adopted

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation requires consolidation of variable interest entities if certain conditions are met. The requirements are effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership does not expect the adoption to have a material impact to the Partnership’s financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 amends Statement No. 133 to conform and incorporate derivative implementation issues and subsequently issued accounting guidance. Statement No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and amends certain other existing pronouncements. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Partnership does not expect the adoption to have a material impact to the Partnership’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstances) these classes of freestanding financial instruments that embody obligations for the issuer. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect the adoption to have a material impact to the Partnership’s financial position or results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the Consolidated Financial Statements. Star Gas evaluates its policies and estimates on an on-going basis. The Partnership’s Consolidated Financial Statements may differ based upon different estimates and assumptions. Star Gas believes the following are its critical accounting policies:

Goodwill and Other Intangible Assets

The FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” in June 2001. Statement No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives, such as customer lists, continue to be amortized over their respective estimated useful lives.

Statement No. 142 was adopted on October 1, 2002, with the Partnership now calculating amortization using the straight-line method over periods ranging from 5 to 15 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At June 30, 2003, the Partnership had $188.2 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that amortization for these assets for the nine month period ended June 30, 2003 would have increased by approximately $2.1 million.

Critical Accounting Policies and Estimates – (continued)

Statement No. 142 also requires the Partnership’s goodwill to be assessed annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors. If goodwill is determined to be impaired, a loss is recorded in accordance with Statement No. 142. At June 30, 2003, the Partnership had $273.9 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 3 to 30 years. Net property, plant and equipment was $251.8 million for the Partnership at June 30, 2003. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that depreciation for the nine month period ended June 30, 2003 would have increased by approximately $3.0 million.

Assumptions Used in the Measurement of the Partnership’s Defined Benefit Obligations

SFAS No. 87, “Employers’ Accounting for Pensions” requires the Partnership to make assumptions as to the expected long-term rate of return that could be achieved on defined benefit plan assets and discount rates to determine the present value of the plans’ pension obligations. The Partnership evaluates these critical assumptions at least annually.

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 25 basis point decrease in the discount rated used for fiscal 2002 would have increased pension expense by approximately $0.1 million and would have increased the minimum pension liability by another $1.7 million. The Partnership assumed a discount rate of 6.75% for its fiscal 2002 financial statements.

The Partnership considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine its expected long-term rate of return on pension plan assets. A 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2002 by approximately $0.1 million. The Partnership assumed an 8.5% rate of return on plan assets for its 2002 financial statements.

Insurance Reserves

The Partnership’s heating oil segment has in the past and is currently self-insuring a portion of workers’ compensation, auto and general liability claims. In February 2003, the propane segment also began self-insuring a portion of its workers’ compensation, auto and general liability claims. The Partnership establishes reserves based upon expectations as to what its ultimate liability will be for these claims. The Partnership continually evaluates the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2002, the heating oil segment had approximately $25.1 million of insurance reserves. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves which could have a material effect on results of operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to interest rate risk primarily through its Bank Credit Facilities due to the fact that they are subject to variable interest rates. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At June 30, 2003, the Partnership had outstanding borrowings totaling $537.0 million, of which approximately $57.5 million is subject to variable interest rates under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.6 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2003, the potential gain on the Partnership’s hedging activity would be to increase the fair market value of these outstanding derivatives by $8.9 million to a fair market value of $18.0 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $6.8 million to a fair market value of $2.3 million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Partnership’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits Included Within:

10.31	Amendment No. 2 to amended and restated agreement of Limited Partnership of Star Gas Partners, L.P.

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.2	Section 906 Certification.

32.1	Section 906 Certification.

(b)	Reports on Form 8-K:

4/30/03–This Form 8-K consists of the following historical press release: On April 30, 2003, Star Gas Partners, L.P., a Delaware partnership (the “Partnership”), issued an earnings release describing results of operations for its fiscal six and three month periods ended March 31, 2002 and March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

STAR GAS PARTNERS, L.P. (Registrant)

By:	/s/ Star Gas LLC as General Partner

Signature	Title	Date
/s/ AMI TRAUBER Ami Trauber	Chief Financial Officer Star Gas LLC (Principal Financial Officer)	August 6, 2003

/s/ JAMES J. BOTTIGLIERI James J. Bottiglieri	Vice President Star Gas LLC	August 6, 2003

STAR GAS FINANCE COMPANY (Registrant)

Signature	Title	Date
/s/ AMI TRAUBER Ami Trauber	Chief Financial Officer (Principal Financial Officer)	August 6, 2003

/s/ JAMES J. BOTTIGLIERI James J. Bottiglieri	Vice President	August 6, 2003