Form 10-K
period 2003-09-30
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2003-12-22
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 33-98490

Commission File Number: 333-103873

STAR GAS PARTNERS, L.P.

STAR GAS FINANCE COMPANY

(Exact name of registrants as specified in its charters)

Delaware	06-1437793
Delaware	75-3094991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2187 Atlantic Street, Stamford, Connecticut	06902
(Address of principal executive office)	(Zip Code)

(203) 328-7310
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	New York Stock Exchange
Senior Subordinated Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on March 31, 2003 was approximately $558,527,834. As of December 8, 2003, the registrants had units and shares outstanding for each of the issuers classes of common stock as follows:

Star Gas Partners, L.P.	Common Units	30,670,528
Star Gas Partners, L.P.	Senior Subordinated Units	3,141,696
Star Gas Partners, L.P.	Junior Subordinated Units	345,364
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2003 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Structure

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas is a master limited partnership, which at September 30, 2003 had outstanding 30.7 million common units (NYSE: “SGU” representing an 88.9% limited partner interest in Star Gas Partners) and 3.1 million senior subordinated units (NYSE: “SGH” representing a 9.1% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.0% limited partner interest) and 0.3 million general partner units (representing a 1.0% general partner interest).

The Partnership is organized as follows:

•	Star Gas Propane, L.P. (“Star Gas Propane”) is the Partnership’s operating subsidiary and, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership’s assets, sales and earnings. Both the Partnership and Star Gas Propane are Delaware limited partnerships that were formed in October 1995 in connection with the Partnership’s initial public offering. The Partnership is the sole limited partner of Star Gas Propane with a 99% limited partnership interest.

•	The general partner of both the Partnership and Star Gas Propane is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. Star Gas LLC owns an approximate 1% general partner interest in the Partnership and also owns an approximate 1% general partner interest in Star Gas Propane.

•	The Partnership’s propane operations (the “propane segment”) are conducted through Star Gas Propane and its direct subsidiaries. Star Gas Propane primarily markets and distributes propane gas and related products to approximately 345,000 customers in the Midwest, Northeast, Florida and Georgia.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct and indirect subsidiaries. Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of Star Gas Propane. Petro is a retail distributor of home heating oil and serves over 535,000 customers in the Northeast and Mid-Atlantic.

•	The Partnership’s natural gas and electricity operations (the “natural gas and electric reseller segment”) are conducted through Total Gas & Electric, Inc. (“TG&E”), a Florida corporation, that is an indirect wholly-owned subsidiary of Petro. TG&E is an energy reseller that markets natural gas and electricity to residential households in deregulated energy markets in New York, New Jersey, Florida and Maryland and serves over 64,000 residential customers.

•	Star Gas Finance Company is a direct wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $200 million 10¼% Senior Notes issued February 6, 2003, which are due in 2013. The Senior Notes have a direct and unconditional guarantee by the Partnership. The Partnership is dependent on distributions from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

The Partnership files annual, quarterly, current, other reports and other information with the SEC. These filings can be viewed and downloaded from the internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on the Partnership’s website at www.star-gas.com/Edgar.cfm. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 450 5th Street, N.W., Washington, D.C. 20549. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005.

Seasonality

The Partnership’s fiscal year ends on September 30th. All references in this document are to fiscal years unless otherwise noted. The seasonal nature of the Partnership’s business results in the sale of approximately 30% of its volume in the first quarter (October through December) and 45% of its volume in the second quarter (January through March) of each year, the peak heating season, because propane, heating oil and natural gas are primarily used for space heating in residential and commercial buildings. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September. The Partnership typically has negative working capital at September 30, 2003 due to seasonality. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is not only affected by weather patterns but also by changes in customer mix. For example, sales to residential customers ordinarily generate higher margins than sales to other customer groups, such as commercial or agricultural customers. In addition, gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Propane

The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers. Customers are served from 123 branch locations and 126 satellite storage facilities in the Midwest, Northeast, Florida and Georgia. In addition to its retail business, the segment also serves wholesale customers. Based on sales dollars, approximately 92% of propane sales were to retail customers and approximately 8% were to wholesale customers. Retail sales have historically had a greater profit margin, more stable customer base and less price sensitivity as compared to the wholesale business.

Propane, also known as a liquid petroleum gas (lpg) ranks as the fourth most important source of residential heating in the United States, according to the U.S. Department of Energy - Energy Information Administration, 2001 Residential Energy Consumption Survey. Excluding propane gas grills, residential and commercial demand accounts for approximately 45% of all propane used in the United States. Of the 106.9 million households in the United States, 9.3 million households depend on propane for one use or another. Because 54% of these households rely on propane for their primary heating fuel, sales of propane are highly seasonal. Propane is most commonly used to provide energy to areas not serviced by the natural gas distribution system. Thus, it competes mainly with heating oil and electricity for space heating purposes. Residential customers are typically homeowners, while commercial customers include motels, restaurants, retail stores and laundromats. Industrial users, such as manufacturers, use propane as a heating and energy source in manufacturing and drying processes. In addition, propane is used to supply heat for drying crops and as a fuel source for certain vehicles.

Propane is extracted from natural gas at processing plants or separated from crude oil during the refining process. It is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, propane is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection.

Home Heating Oil

Home heating oil customers are served from 35 branch/depot locations in the Northeast and Mid-Atlantic regions, from which the heating oil segment delivers heating oil and other petroleum products and installs and repairs heating equipment 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of request. These services are an integral part of its basic heating oil business, and are designed to maximize customer satisfaction and loyalty. In 2003, the heating oil segment’s sales were derived of approximately 76% from sales of home heating oil; 15% from the installation and repair of heating and air conditioning equipment; and 9% from the sale of other petroleum products, including diesel fuel and gasoline, to commercial customers. In fiscal 2003, sales to residential customers represented 83% of the retail heating oil gallons sold and 91% of heating oil gross profits.

Heating oil can be used for residential and commercial heating purposes, and it is the predominant source of fuel used to heat business and residences in the New England and Mid Atlantic states. According to the U.S. Department of Energy - Energy Information Administration, 2001 Residential Energy Consumption Survey, these regions account for approximately 77% of the households in the United States where heating oil is the main space-heating fuel. Approximately 31% of the homes in the region use heating oil as its main space-heating fuel. In recent years, demand for home heating oil has been affected by conservation efforts and conversions to natural gas. In addition, as the number of new homes that use oil heat has not been significant, there has been virtually no increase in the customer base due to housing starts.

Natural Gas and Electricity

The Partnership is an independent reseller of natural gas and electricity to households and small commercial customers in deregulated markets. In the markets in which TG&E operates, natural gas and electricity are available from wholesalers. Substantially all of TG&E’s natural gas purchases were from major wholesalers in fiscal 2003. Natural gas is transported to the local utility, through purchased or assigned capacity on pipelines. In fiscal 2003, all of TG&E’s electricity requirements were purchased at market from the New York Independent System Operator which delivers the electricity to the local utility company. The utility then delivers the gas and electricity to TG&E customers using their distribution system. The utility and TG&E coordinate delivery and billing, and also compete to sell natural gas and electricity to the ultimate consumer. Generally, TG&E pays the local utility a charge to provide certain customer related services like billing. Customers pay a separate delivery charge to the utility for bringing the natural gas or electricity from the customer’s chosen supplier. In the case of all but three of the utilities where TG&E currently sells energy, TG&E and the local utility charges are itemized on one customer energy bill generated by the utility. For the remaining utilities, TG&E bills its customers directly.

Industry Characteristics

The retail propane and home heating oil industries are both mature, with total demand expected to remain relatively flat or to decline slightly. The Partnership believes that these industries are relatively stable and predictable due to the largely non-discretionary nature of propane and home heating oil use. Accordingly, the demand for propane and home heating oil has historically been relatively unaffected by general economic conditions but has been a function of weather conditions. It is common practice in both the propane and home heating oil distribution industries to price products to customers based on a per gallon margin over wholesale costs. As a result, distributors generally seek to maintain their margins by passing wholesale costs through to customers, thus insulating themselves from the volatility in wholesale heating oil and propane prices. However, during periods of sharp price fluctuations in supply costs, distributors may be unable or unwilling to pass entire product cost increases or decreases through to customers. In these cases, significant increases or decreases in per gallon margins may result. In addition, the timing of cost pass-throughs can significantly affect margins. The propane and home heating oil distribution industries are highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Each year a significant number of these local distributors have sought to sell their business for reasons that include retirement and estate planning. In addition, the propane and heating oil distribution industries are becoming more complex due to increasing environmental regulations and escalating capital requirements needed to acquire advanced, customer oriented technologies. Primarily as a result of these factors, both industries are undergoing consolidation, and the propane segment and the heating oil segment have been active consolidators in each of their markets.

In regard to the Partnership’s natural gas and electricity reselling segment, historically the local utility provided its customers with all three aspects of electric and natural gas service: generation or production, transmission and distribution of natural gas and electricity. However, under deregulation, state Public Utility Commissions throughout the country are licensing energy service companies (“ESCOs”), such as TG&E, to be approved as alternative suppliers of the commodity portion to end-users. ESCOs will provide the “generation” function, supplying electricity to specific delivery points. ESCOs are essentially the “producers” of the electricity. ESCOs also act as natural gas distributors, as they bring natural gas to the local utility for redistribution on the utility system to the ultimate end-user, the customer. The local utility companies will continue to provide the “distribution” function, acting as the distributor of the electricity and natural gas. Restructuring (commonly called deregulation) means that consumers now have the option to select a new provider for the commodity portion of their bill - a new supplier of electricity or natural gas. ESCOs are often able to supply electricity or natural gas to end users at discounts when compared to what is paid to the current local utility.

Business Strategy

The Partnership’s primary objective is to increase cash flow on a per unit basis. The Partnership pursues this objective principally through (i) the pursuit of strategic acquisitions which capitalize on the Partnership’s acquisition expertise in the highly fragmented propane and home heating oil distribution industries, (ii) the realization of operating efficiencies in existing and acquired operations, (iii) a focus on retention and potential customer growth, (iv) the continued enhancement in public awareness of the Partnership’s quality brands and (v) the sale of rationally related products.

As a leading retail distributor of propane and heating oil in the United States, the Partnership is able to realize economies of scale in operating, marketing, information technology and other areas by spreading costs over a larger customer base. Additionally, the heating oil segment is using communication and computer technology that is generally not used by its competitors, hopefully will allow it to realize operating efficiencies.

Recent Acquisitions

In fiscal 2003, the Partnership completed the purchase of three retail heating oil dealers for $35.9 million and seven retail propane dealers for $48.5 million.

Propane Segment

Operations

Retail propane operations are located in the following states:

Connecticut	Indiana (continued)	Michigan	New York	Pennsylvania
Stamford	Nashville	Big Rapids	Addison	Hazleton
South Windsor	New Salisbury	Charlotte	Bridgehampton	Mansfield
	N. Manchester	Chassell	Corith	Mt. Pocono
Florida	Portland	Coleman	Granville	Wind Gap
Bronson	Remington	Germfask	Penn Yan
Chiefland	Richmond	Gwinn	Poughkeepsie	Rhode Island
Crystal River	Rushville	Mattawan	Ticonderoga	Davisville
High Springs	Seymour	Munising	Washingtonville
Kissimmee	Sulphur Springs	Osseo		Vermont
Melbourne	Versailles	Owosso	Ohio	Bennington
New Smyrna Beach	Warren	Somerset Center	Bowling Green	Manchester Center
Pompano Beach	Waterloo		Columbiana	Middlebury
	Winamac	Minnesota	Columbus	Montpelier
Georgia		Caledonia	Defiance	Morrisville
Blakely	Kentucky		Deshler	St. Albans
	Dry Ridge	New Hampshire	Dover	White River Junction
Illinois	Glencoe	Berlin	Fairfield
Scales Mound	Prospect	Brentwood	Hebron	West Virginia
	Shelbyville	Ossipee	Ironton	(from Ironton, OH)
Indiana			Jamestown
Batesville	Maine	New Jersey	Kenton	Wisconsin
Bedford	Fairfield	Bridgeton	Lancaster	Black River Falls
Bluffton	Fryeburg	Maple Shade	Lewisburg	Chetek
Columbia City	Wells	Pleasantville	Lynchburg	Eau Claire
Decatur	Windham	Woodbine	Maumee	La Crosse
Ferdinand			Mt. Orab	Mauston
Greencastle	Massachusetts		Mt. Vernon	Minocqua
Jeffersonville	Belchertown		North Star	Mondovi
Lawrence	Rochdale		Ripley	Owen
Liberty	Westfield		Sabina	Richland Centre
Linton	Springfield		Waverly	Shell Lake
Madison	Swansea		West Union
Winchester

In addition to selling propane, the segment also sells and installs propane equipment, including heating and cooking appliances. Several locations sell bottled water and sell or lease water conditioning equipment. Typical branch locations consist of an office, an appliance showroom and a warehouse and service facility, with one or more 12,000 to 30,000 gallon bulk storage tanks. Satellite facilities typically contain only storage tanks. The distribution of propane at the retail level for the most part involves large numbers of small deliveries averaging 100 to 150 gallons to each customer. Retail deliveries of propane are usually made to customers by means of the propane segment’s fleet of bobtail and rack trucks.

Currently the propane segment has 704 bobtail and rack trucks. Propane is pumped from a bobtail truck, which generally holds 2,000 to 3,000 gallons, into a storage tank at the customer’s premises. The capacity of these tanks ranges from approximately 24 gallons to approximately 1,000 gallons. The propane segment also delivers propane to retail customers in portable cylinders, which typically are picked up and replenished at distribution locations, then returned to the retail customer. To a limited extent, the propane segment also delivers propane to certain end-users of propane in larger trucks known as transports. These trucks have an average capacity of approximately 9,000 gallons. End-users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities that use propane as a supplemental fuel to meet peak demand requirements, and large agricultural accounts that use propane for crop drying and space heating.

Customers

During the last fiscal year, the propane segment’s residential volume, excluding the impact of volume obtained through acquisitions, decreased 2.5% due to what the Partnership believes was a combination of attrition and consumer conservation. However, the propane segment has continued to grow through acquisitions and it completed seven acquisitions with approximately 55,000 customers and total annual volumes of 56 million gallons during fiscal 2003. Approximately 72% of the propane segment’s retail sales are made to residential customers and 28% of retail sales are made to commercial and agricultural customers. Sales to residential customers in 2003 accounted for approximately 77% of propane gross profit on propane sales, reflecting the higher-margins of this segment of the market. In excess of 95% of the residential propane customers lease their tanks from the propane segment. In most states, due to fire safety regulations, a leased tank may only be refilled by the propane distributor that owns that tank. The inconvenience associated with switching tanks greatly reduces a propane customer’s tendency to change distributors. Over half of the propane segment’s residential customers receive their propane supply under an automatic delivery system. The amount delivered is based on weather and historical consumption patterns. Thus, the automatic delivery system eliminates the customer’s need to make an affirmative purchase decision. The propane segment provides emergency service 24 hours a day, seven days a week, 52 weeks a year.

Competition

The propane industry is highly competitive; however, long-standing customer relationships are typical of the retail propane industry. The ability to compete effectively within the propane industry depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. The propane segment believes that its superior service capabilities and customer responsiveness differentiates it from many of its competitors. Branch operations offer emergency service 24 hours a day, seven days a week, 52 weeks a year. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. According to LP Gas Magazine – February 2002, the ten largest multi-state marketers, including the Partnership’s propane segment, account for approximately 37% of the total retail sales of propane in the United States, and no single marketer has a greater than 10% share of the total retail market in the United States. Most of the propane segment’s branches compete with five or more marketers or distributors. The principal factors influencing competition among propane marketers are price and service. Each branch operates in its own competitive environment. While retail marketers locate in close proximity to customers to lower the cost of providing delivery and service, the typical retail distribution outlet has an effective marketing radius of approximately 35 miles.

In addition, propane competes primarily with electricity, natural gas and fuel oil as an energy source on the basis of price, availability and portability. In certain parts of the country, propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Propane is generally more expensive than natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the areas affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote areas are developed. Although propane is similar to fuel oil in space heating and water heating applications, as well as in market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because furnaces that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment.

Home Heating Oil Segment

Operations

The Partnership’s heating oil segment serves over 535,000 customers in the Northeast and Mid-Atlantic states. In addition to selling home heating oil, the heating oil segment installs and repairs heating and air conditioning equipment. To a limited extent, it also markets other petroleum products. During the twelve months ended September 30, 2003, the total sales in the heating oil segment were comprised of approximately 76% from sales of home heating oil; 15% from the installation and repair of heating equipment; and 9% from the sale of other petroleum products. The heating oil segment provides home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of a request. It also regularly provides various service incentives to obtain and retain customers. The heating oil segment is consolidating its operations under two brand names, which it is building by employing an upgraded sales force, together with a professionally developed marketing campaign, including radio and print advertising media. The heating oil segment has a nationwide toll free telephone number, 1-800-OIL-HEAT, which it believes helps build customer awareness and brand identity.

The heating oil segment is seeking to take advantage of its large size and to utilize modern technology to increase the efficiency and quality of services provided to its customers. The segment is seeking to create a more customer oriented service approach to significantly differentiate itself from its competitors. A core business process redesign project began in fiscal 2002 with an exhaustive effort to identify customer expectations and document existing business processes. These findings led to a conclusion that improved processes, consolidation of operations, technology investments and selective outsourcing could have a meaningful impact on improving customer services while reducing annual operating costs.

The Partnership believes technology can improve the efficiency and quality of services provided to its heating oil customers. The heating oil segment has now deployed second generation hand-held devices for the automation of its service workforce. These wireless hand held data terminals allow service and installation professionals on demand access to customer repair history, data to provide instant part and repair quotations, and the ability to invoice at the completion of service.

Consolidation of certain heating oil operational activities have been undertaken to create operating efficiencies and cost savings. Service technicians are being dispatched from two consolidated locations rather than 27 local offices. Oil delivery is now being managed from 11 regional locations rather than 27 local offices. The organization continues to adjust to these significant operational changes.

A transition to outsourcing in the area of customer relationship management has been undertaken as both a customer satisfaction and a cost reduction strategy. The Partnership believes outsourcing customer inquiries can improve performance and leverage the technology to eliminate system redundancy available from third party service organizations. In addition, an outsourcing partner has greater flexibility to manage extreme seasonal volume. Significant challenges remain with this dramatic transition. The complexity of customer interactions combined with the Partnership’s goal for service excellence has led to protracted training efforts. The heating oil segment has begun introducing call based technology enhancements including capabilities for customer inquiries via automated interactive telephone response and the web. While the physical transition is largely complete, the Partnership anticipates that supplementary training and support will be required through the 2003 - 2004 heating season.

The heating oil segment operates and markets in the following states:

New York	Massachusetts	New Jersey
Bronx, Queens and Kings Counties	Boston (Metropolitan)	Camden
Dutchess County	Northeastern Massachusetts	Lakewood
Staten Island	(Centered in Lawrence)	Newark (Metropolitan)
Eastern Long Island	Worcester	North Brunswick
Western Long Island		Rockaway
Westchester/Putnam Counties	Pennsylvania	Trenton
Orange County	Allenstown
	Berks County	Rhode Island
Connecticut	Bucks County	Providence
Bridgeport—New Haven	Harrisburg County	Newport
Fairfield County	Lancaster County
Litchfield County	Lebanon County	Maryland/Virginia/D.C.
	Philadelphia	Arlington
	York County	Baltimore
Washington, D.C. (Metropolitan)

Customers

During the twelve months ended September 30, 2003, approximately 86% of the heating oil segment’s heating oil sales were made to homeowners, with the remainder to industrial, commercial and institutional customers. Over the last three fiscal years, the heating oil segment experienced average annual attrition of 1.3%, excluding the impact of acquisitions. Customer losses are the result of various factors, including customer relocation, price, natural gas conversions and credit problems. Customer gains are a result of marketing and service programs. While the heating oil segment often loses customers when they move from their homes, it is able to retain a majority of these homes by obtaining the purchaser as a customer. Approximately 90% of the heating oil customers receive their home heating oil under an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based upon each customer’s historical consumption patterns and prevailing weather conditions. The heating oil segment delivers home heating oil approximately six times during the year to the average customer. The segment’s practice is to bill customers promptly after delivery. Approximately 34% of its customers are on a budget payment plan, whereby their estimated annual oil purchases and service contract are paid for in a series of equal monthly payments over a twelve month period.

On September 30, 2003, approximately 40% of the heating oil customers had agreements establishing a fixed or maximum price per gallon over a twelve month period, as compared to 17% on September 30, 2002. This percentage could increase or decrease during fiscal 2004 based upon market conditions. The fixed or maximum price at which home heating oil is sold to these price plan customers is generally renegotiated based on current market conditions at the beginning of each heating season. The segment currently enters into derivative instruments (futures, options, collars and swaps) covering a substantial majority of the heating oil it expects to sell to these price plan customers in advance and at a fixed cost. Should events occur after a price plan customer’s price is established that increases the cost of home heating oil above the amount anticipated, margins for the price plan customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the price plan customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

Competition

The heating oil segment competes with distributors offering a broad range of services and prices, from full service distributors, like itself, to those offering delivery only. Long-standing customer relationships are typical in the industry. Like most companies in the home heating oil business, the heating oil segment provides home heating equipment repair service on a 24-hour a day basis. This tends to build customer loyalty. As a result of these factors, it is difficult for the heating oil segment to acquire new retail customers, other than through acquisitions. In some instances homeowners have formed buying cooperatives that seek to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. The heating oil segment also competes for retail customers with suppliers of alternative energy products, principally natural gas, propane, and electricity. The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative prices of the two products and the cost of replacing an oil fired heating system with one that uses natural gas. The heating oil segment believes that approximately 1% of its home heating oil customer base annually converts from home heating oil to natural gas.

Natural Gas and Electricity

Operations

The Partnership’s natural gas and electricity segment serves over 64,000 residential customers in four states. In fiscal 2003, the sales were comprised of 85% from sales of approximately 89.0 million therms of natural gas and 15% from sales of approximately 135 million kilowatts of electricity.

The business strategy of TG&E is to expand its market share by concentrating on obtaining new natural gas customers in areas where it believes they will be profitable and stable.

Customers

TG&E currently sells energy in the following utility areas:

New York	New Jersey	Maryland	Florida
KeySpan	PSE&G	BG&E	City Gas
Con Edison	New Jersey Natural		Peoples Gas
Orange & Rockland	South Jersey
National Fuel	Elizabethtown
Niagara Mohawk

At September 30, 2003, approximately 95% of TG&E’s customers were residential households, and the remaining 5% were industrial and commercial customers. New accounts are obtained through the utilization of third party telemarketing firms on a commission basis. Approximately 45% of TG&E’s customers are on a budget plan, whereby their estimated purchases are paid for in a series of equal monthly payments over a twelve month period.

Competition

TG&E’s primary competition is with local utility companies. In most markets, however, the utility is indifferent as to whether a customer buys from an independent reseller in that the utility tariff structure is commodity neutral. The utility makes its money by transporting the commodity and not from the sale of the commodity. Other competitors fall into two distinct categories; national or local marketing companies. National marketing companies are generally pipeline, producer or utility subsidiaries. These companies have mainly focused their attention on large commercial and industrial customers. Local companies typically only service one or two utility markets.

Suppliers and Supply Arrangements

Propane Segment

The propane segment obtains propane from over 30 sources, all of which are domestic or Canadian companies, including BP Canada Energy Marketing Corp., Dawson Oil Company LTD., Duke Energy NGL Services, LP, Dynegy Inc., Enterprise Products Partners, Kinetic Resources, U.S.A., Marathon Oil Company, Markwest Hydrocarbons, Transammonia Inc. and Vanguard Petroleum Corporation. Supplies from these sources have traditionally been readily available, although there is no assurance that supplies of propane will continue to be readily available.

The majority of the propane supply is purchased under annual or longer term supply contracts that generally provide for pricing in accordance with market prices at the time of delivery. Some of the contracts provide for minimum and maximum amounts of propane to be purchased. The product supplied for the contracts come from refineries, gas processing plants and bulk purchases at the Mont Belvieu trading and storage complex. The bulk purchases at Mont Belvieu are physically moved through the TEPPCO Partners, L.P. pipeline system, to both the Seymour underground storage facility, which the Partnership owns and leases to TEPPCO Partners, L.P. in southern Indiana, and north into the Pennsylvania and New York area to supplement purchases made by the segment in the Northeast area. This lease agreement provides the propane segment the ability to store at all times throughout the terms of this agreement 21 million gallons of product storage or approximately 8% of the propane segments annual supply requirements, along the TEPPCO Partners, L.P. pipeline system. The Seymour facility is located on the TEPPCO Partners, L.P. pipeline system. The pipeline is connected to the Mont Belvieu, Texas storage facilities and is one of the largest conduits of supply for the U.S. propane industry. The Partnership believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices if supplies are interrupted from any of these sources without a material disruption of its operations. The Partnership also believes that relations with its current suppliers are satisfactory.

The financial hedging instruments of Star Gas Propane are limited to major companies such as Kinetics Resources USA and Morgan Stanley Capital Group Inc. The propane segment is able to effectively hedge, when required, without incurring significant basis risk since the majority of the contracted price of product and the financial instruments the propane segment uses are tied to the Mont Belvieu index.

Heating Oil Segment

The heating oil segment obtains fuel oil in either barge, pipeline, or truckload quantities, and has contracts with over 80 terminals for the right to temporarily store heating oil at facilities it does not own. Purchases are made under supply contracts or on the spot market. The home heating oil segment has market price based contracts for a majority of its petroleum requirements with 12 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers for over 10 years. The segment’s current suppliers are: Amerada Hess Corporation, BP North America Petroleum Corp., Cargill Inc. Petroleum Trading, Citgo Petroleum Corp., Exxon / Mobil Oil Corporation, George E. Warren Corp., Global Companies, LLC, Mieco, Inc., Morgan Stanley Capital Group, Inc., Northville Industries, Sprague Energy and Sun Oil Company. Supply contracts typically have terms of 12 months. All of the supply contracts provide for maximum and in some cases minimum quantities. In most cases the supply contracts do not establish in advance the price of fuel oil. This price, like the price to most of its home heating oil customers, is based upon market prices at the time of delivery. The Partnership believes that its policy of contracting for substantially all of its supply needs with diverse and reliable sources will enable it to obtain sufficient product should unforeseen shortages develop in worldwide supplies. The Partnership also believes that relations with its current suppliers are satisfactory.

Natural Gas and Electricity Reseller Segment

The TG&E segment purchases natural gas at either the well-head, the pipeline pooling point or delivered to the city gate. Purchases are at market based pricing. The segment’s current natural gas supplier is Sempra Energy Trading Corp. All of the segment’s electricity requirements are currently purchased at market from New York Independent System Operator.

Employees

As of September 30, 2003, the propane segment had 1,209 full-time employees, of whom 56 were employed by the corporate office and 1,153 were located in branch offices. Of these 1,153 branch employees, 439 were managerial and administrative; 489 were engaged in transportation and storage and 225 were engaged in field servicing. Approximately 137 of the segment’s employees are represented by seven different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

As of September 30, 2003, the home heating oil segment had 3,127 employees, of whom 833 were office, clerical and customer service personnel; 1,146 were heating equipment repairmen; 439 were oil truck drivers and mechanics; 369 were management and staff and 340 were employed in sales. In addition, approximately 419 seasonal employees are rehired annually to support the requirements of the heating season. Included within the heating oil segment’s employees are approximately 955 employees, that are represented by 17 different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

As of September 30, 2003, the TG&E segment had 24 employees, of whom 14 were office, clerical and customer service personnel and 10 were management. Management believes that its relations with its employees is satisfactory.

Government Regulations

The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Heating oils and certain automotive waste products generated by the Partnership’s fleet are hazardous substances within the meaning of CERCLA. These laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. The heating oil segment is currently a named “potentially responsible party” in two CERCLA civil enforcement actions. Star Gas has agreed to de minimus settlements in one of the two actions for approximately $0.1 million. The remaining action is in its early stages of litigation with preliminary discovery activities taking place. The Partnership believes that both of these actions will have no material impact on its financial condition or results of operations. Propane is not considered a hazardous substance within the meaning of CERCLA.

National Fire Protection Association Pamphlets No. 54 and 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which the Partnership operates. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of heating oils, gasoline and propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. The Partnership conducts ongoing training programs to help ensure that its operations are in compliance with applicable regulations. The Partnership maintains various permits that are necessary to operate some of its facilities, some of which may be material to its operations. The Partnership believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

For acquisitions that involve the purchase or leasing of real estate, the Partnership conducts a due diligence investigation to attempt to determine whether any regulated substance has been sold from or stored on, any of that real estate prior to its purchase. This due diligence includes questioning the seller, obtaining representations and warranties concerning the seller’s compliance with environmental laws and performing site assessments. During this due diligence the Partnership’s employees, and, in certain cases, independent environmental consulting firms review historical records and databases and conduct physical investigations of the property to look for evidence of hazardous substances, compliance violations and the existence of underground storage tanks.

Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect Partnership operations. It is not anticipated that the Partnership’s compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that the Partnership’s results of operations will not be materially and adversely affected.

Total Gas & Electric is an authorized supplier of electric and/or gas in the states of New York, New Jersey, Maryland and Florida, which allow consumers to choose their electric and/or gas supplier. TG&E is either licensed and/or registered to serve as a supplier in each state. The incumbent utility continues to serve as the local distribution company, which delivers the commodity, and in most cases continues to send customers their monthly invoices for the energy delivered. However, TG&E offers an alternative to the commodity portion of the consumers bill. As an alternative supplier, TG&E is subject to oversight by state public utility commissions, including licensing or registration requirements, information regarding rates and conditions of service, and in some instances annual filing requirements regarding numbers of customers, numbers of complaints, energy portfolio components, and other information relative to the company’s conduct of operations. Total Gas & Electric has adopted a comprehensive sales compliance program to comply with applicable regulations.

ITEM 2. PROPERTIES

Propane Segment

As of September 30, 2003, the propane segment owned 98 of its 123 branch locations and 92 of its 126 satellite storage facilities and leased the balance. In addition, it owns a facility in Seymour Indiana, in which it stores propane for itself and third parties. The propane segment leases its corporate headquarters in Stamford, Connecticut.

The transportation of propane requires specialized trucks which carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2003, Star Gas Propane had a fleet of 9 tractors, 35 transport trailers, 704 bobtail and rack trucks and 572 other service and pick-up trucks, the majority of which are owned.

As of September 30, 2003, the propane segment owned or leased 385 bulk storage tanks with typical capacities of 12,000 to 30,000 gallons the majority of which are owned; approximately 365,000 stationary customer storage tanks with typical capacities of 24 to 1,000 gallons; and 40,000 portable propane cylinders with typical capacities of 5 to 24 gallons. The propane segment’s obligations under its borrowings are secured by liens and mortgages on all of its real and personal property.

Heating Oil Segment

The heating oil segment provides services to its customers from 35 branches/depots and 38 satellites, 30 of which are owned and 43 of which are leased, in 32 marketing areas in the Northeast and Mid-Atlantic Regions of the United States. The heating oil segment leases its corporate headquarters in Stamford, Connecticut. As of September 30, 2003, the heating oil segment had a fleet of 1,737 truck and transport vehicles the majority of which are owned and 843 services vans the majority of which are leased. The heating oil segment’s obligations under its borrowings are secured by liens and mortgages on most of its real and personal property.

TG&E Segment

The natural gas and electric reseller segment provides services to its customers from its Matawan, New Jersey corporate headquarters which is leased. This segment does not have any vehicles.

The Partnership believes its existing facilities are maintained in good condition and are suitable and adequate for its present needs. In addition, there are numerous comparable facilities available at similar rentals in each of its marketing areas should they be required.

ITEM 3. LEGAL PROCEEDINGS - LITIGATION

Litigation

The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as propane and home heating oil. As a result, at any given time the Partnership is a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles as the general partner believes are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use the Partnership’s products. In the opinion of management, the Partnership is not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Partnership held a special meeting of the holders of its common units, senior subordinated units and junior subordinated units on July 25, 2003. The following matters were voted on and approved at the special meeting and received the votes set forth below, in each case representing a majority of the votes eligible to be cast:

(1)	A proposal to amend the Partnership Agreement to permit the Partnership to issue an unlimited number of common units or units ranking on a parity with common units if the proceeds from such issuances are used to repay the Partnership’s long term indebtedness including indebtedness of the Partnership’s direct and indirect subsidiaries.

Common Units (not held by the General Partner or its affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
14,895,989	2,173,860	423,832

Senior Subordinated Units and Junior Subordinated Units (not held by the General Partner or its affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
2,228,048	85,201	17,699

(2)	A proposal to amend the Partnership Agreement to permit the Partnership to issue an unlimited number of common units or units ranking on a parity with common units if the proceeds from such issuances are used to acquire capital assets in a transaction approved by the Partnership’s general partner’s independent directors.

Common Units (not held by the General Partner or affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
14,821,659	2,218,556	453,463

Senior Subordinated Units and Junior Subordinated Units (not held by the General Partner or its affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
2,184,586	87,694	58,668

(3)	A proposal to amend the Partnership Agreement to permit the Partnership to issue up to 3,000,000 additional common units or units ranking on a parity with common units for general partnership purposes.

Common Units (not held by the General Partner or its affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
25,177,146	2,777,468	551,866

Senior Subordinated Units and Junior Subordinated Units (not held by the General Partner or its affiliates):

Number of Votes in Favor	Number of Votes in Against	Number of Votes in Abstaining
2,713,910	204,341	21,248

PART II

ITEM 5. MARKET FOR REGISTRANT’S UNITS AND RELATED MATTERS

The common units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “SGU”. The common units began trading on the NYSE on May 29, 1998. Previously, the common units had traded on the NASDAQ National Market under the symbol “SGASZ.”

The Partnership’s senior subordinated units began trading on the NYSE on March 29, 1999 under the symbol “SGH.” The Senior Subordinated Units became eligible to receive distributions in February 2000, and the first distribution was made in August 2000. The following tables set forth the high and low closing price ranges for the common and senior subordinated units and the cash distribution declared on each unit for the fiscal 2002 and 2003 quarters indicated.

	SGU - Common Unit Price Range				Distributions
	High		Low		Declared Per Unit
Quarter Ended	Fiscal Year 2002	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2003
December 31,	$21.99	$18.81	$19.41	$16.65	$0.575	$0.575
March 31,	$21.53	$20.75	$17.94	$18.75	$0.575	$0.575
June 30,	$19.95	$22.79	$18.38	$19.00	$0.575	$0.575
September 30,	$18.42	$22.97	$14.85	$20.91	$0.575	$0.575

	SGH - Senior Subordinated Unit Price Range				Distributions
	High		Low		Declared Per Unit
Quarter Ended	Fiscal Year 2002	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2003	Fiscal Year 2002	Fiscal Year 2003
December 31,	$24.10	$13.94	$17.85	$9.90	$0.575	$0.250
March 31,	$20.20	$15.35	$9.80	$12.35	$0.575	$0.250
June 30,	$13.90	$19.50	$10.35	$13.67	$0.250	$0.575
September 30,	$10.55	$20.90	$8.60	$18.55	$0.250	$0.575

As of September 30, 2003, there were approximately 887 holders of record of common units, and approximately 124 holders of record of senior subordinated units.

There is no established public trading market for the Partnership’s 345,364 Junior Subordinated Units and 325,729 general partner units, and 100 common shares of Star Gas Finance Company.

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

The general partner may not establish cash reserves for distributions to the senior subordinated units unless the general partner has determined that the establishment of reserves will not prevent it from distributing the minimum quarterly distribution on any common unit arrearages and for the next four quarters. The full definition of Available Cash is set forth in the Agreement of Limited Partnership of the Partnership. The information concerning restrictions on distributions required in this section is incorporated herein by reference to the Partnership’s Consolidated Financial Statements, which begin on page F-1 of this Form 10-K.

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The following table sets forth selected historical and other data of the Partnership and should be read in conjunction with the more detailed financial statements included elsewhere in this report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Selected Financial Data is derived from the financial information of the Partnership and should be read in conjunction therewith.

	Fiscal Year Ended September 30,
(in thousands, except per unit data)	1999(c)(d)	2000(d)	2001(d)	2002(d)	2003
Statement of Operations Data:
Sales	$224,020	$744,664	$1,085,973	$1,025,058	$1,463,748
Costs and expenses:
Cost of sales	131,649	501,589	771,317	661,978	1,010,347
Delivery and branch expenses	86,489	156,862	200,059	235,708	293,523
General and administrative expenses	11,717	22,593	40,954	41,999	58,111
Depreciation and amortization expenses	22,713	34,708	44,396	59,049	53,160

Operating income (loss)	(28,548)	28,912	29,247	26,324	48,607
Interest expense, net	15,435	26,784	33,727	37,502	40,581
Amortization of debt issuance costs	347	534	737	1,447	2,232
Loss on redemption of debt	—	—	—	—	181

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(44,330)	1,594	(5,217)	(12,625)	5,613
Minority interest in net loss of TG&E	—	251	—	—	—
Income tax expense (benefit)	(14,780)	492	1,498	(1,456)	1,500

Income (loss) before cumulative change in accounting principle	(29,550)	1,353	(6,715)	(11,169)	4,113
Cumulative effect of change in accounting principles:
Adoption of SFAS No. 133, net of income taxes	—	—	1,466	—	—
Adoption of SFAS No. 142, net of income taxes	—	—	—	—	(3,901)

Net income (loss)	$(29,550)	$1,353	$(5,249)	$(11,169)	$212

Weighted average number of limited partner units:
Basic	11,447	18,288	22,439	28,790	32,659
Diluted	11,447	18,288	22,439	28,790	32,767

Per Unit Data:
Basic and diluted net income (loss) per unit (a)	$(2.53)	$0.07	$(0.23)	$(0.38)	$0.01
Cash distribution declared per common unit	$2.25	$2.30	$2.30	$2.30	$2.30
Cash distribution declared per senior sub. unit	$—	$0.25	$1.975	$1.65	$1.65

Balance Sheet Data (end of period):
Current assets	$86,868	$126,990	$185,262	$222,201	$211,109
Total assets	539,344	618,976	898,819	943,766	975,610
Long-term debt	276,638	310,414	457,086	396,733	499,341
Partners’ Capital	150,176	139,178	198,264	232,264	189,776

Summary Cash Flow Data:
Net Cash provided by operating activities	$10,795	$20,364	$63,144	$65,455	$57,221
Net Cash used in investing activities	(2,977)	(65,172)	(256,134)	(62,412)	(101,157)
Net Cash provided by (used in) financing activities	(4,441)	51,226	199,308	41,210	(7,434)

Other Data:
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) (b)	$(5,835)	$63,871	$75,109	$85,373	$97,685
Retail propane gallons sold	99,457	107,557	137,031	140,324	166,768
Heating oil gallons sold	74,039	345,684	427,168	457,749	567,024

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA (Continued)

(a)	Net income (loss) per unit is computed by dividing the limited partners’ interest in net income (loss) by the weighted average number of limited partner units outstanding.

(b)	EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. The definition of “EBITDA” set forth above may be different from that used by other companies. EBITDA is calculated for the fiscal years ended September 30 as follows:

	1999	2000	2001	2002	2003
Net income (loss)	$(29,550)	$1,353	$(5,249)	$(11,169)	$212
Plus:
Income tax expense (benefit)	(14,780)	492	1,498	(1,456)	1,500
Amortization of debt issuance cost	347	534	737	1,447	2,232
Interest expense, net	15,435	26,784	33,727	37,502	40,581
Depreciation and amortization	22,713	34,708	44,396	59,049	53,160

EBITDA	$(5,835)	$63,871	$75,109	$85,373	$97,685

(c)	The results of operations for the year ended September 30, 1999 include Petro’s results of operations from March 26, 1999. Since Petro was acquired after the heating season, the results for the year ended September 30, 1999 include typical third and fourth fiscal quarters losses but do not include the profits from the heating season. Accordingly, results of operations for the year ended September 30, 1999 presented are not indicative of the results to be expected for a full year.

(d)	The Partnership’s results for fiscal years ended September 30, 1999, 2000, 2001 and 2002 do not reflect the impact of the provisions of SFAS No. 142.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Report includes “forward-looking statements” which represent the Partnership’s expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership’s financial performance, the price and supply of home heating oil, propane, natural gas and electricity, the ability of the Partnership to obtain new accounts and retain existing accounts and the realization of savings from the business process redesign. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations (“Cautionary Statements”) are disclosed in this Report, including without limitation and in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

In analyzing the financial results of the Partnership, the following matters should be considered.

The primary use of heating oil, propane and natural gas is for space heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance. In addition, gross margins vary according to customer mix. For example, sales to residential customers generate higher profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross margins without necessarily impacting total sales.

The following is a discussion of the historical condition and results of operations of Star Gas Partners, L.P. and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this annual report on Form 10K.

FISCAL YEAR ENDED SEPTEMBER 30, 2003

COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2002

Volume

For fiscal 2003, retail volume of home heating oil and propane increased 135.7 million gallons, or 22.7%, to 733.8 million gallons, as compared to 598.1 million gallons for fiscal 2002. This increase was due to a 109.3 million gallon increase in the heating oil segment and a 26.4 million gallon increase in the propane segment. The increase in volume primarily reflects the impact of significantly colder temperatures and the impact of an additional 21.2 million gallons provided by acquisitions. Customer attrition, largely in the home heating oil segment’s lower margin commercial business, partially offset these volume increases. The Partnership also believes that a planned shift in the delivery pattern at the heating oil segment, designed to increase efficiency, decreased volume for fiscal 2003 by an estimated 10.1 million gallons. Typical delivery patterns would have resulted in these gallons being delivered in fiscal 2003 but were actually delivered in the three months ended September 30, 2002. Temperatures in the Partnership’s areas of operations were an average of 29.8% colder than in the prior year’s comparable period and approximately 9.0% colder than normal as reported by the National Oceanic Atmospheric Administration (“NOAA”).

Sales

For fiscal 2003, sales increased $438.7 million, or 42.8%, to $1,463.7 million, as compared to $1,025.1 million for fiscal 2002. This increase was due to $312.6 million higher home heating oil sales, $83.8 million higher propane segment sales and a $42.3 million increase in TG&E sales. Sales increased largely due to the higher retail volume sold and as a result of higher selling prices. Selling prices increased versus the prior year’s comparable period in response to higher supply costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased by $15.2 million in the heating oil segment and by $3.6 million in the propane segment from the prior year’s comparable period due to acquisitions, price increases and from colder temperatures.

Cost of Product

For fiscal 2003, cost of product increased $330.0 million, or 68.9%, to $809.2 million, as compared to $479.2 million for fiscal 2002. This increase was due to $230.1 million of higher cost of product at the home heating oil segment, $60.8 million higher cost of product at the propane segment and a $39.2 million increase in TG&E cost of product. Cost of product increased largely due to the higher retail volume sold and from higher supply cost. While selling prices and supply cost both increased on a per gallon basis, the increase in selling prices was equal to the increase in supply costs, which resulted in approximately the same per gallon margins.

Cost of Installations, Service and Appliances

For fiscal 2003, cost of installations, service and appliances increased $18.3 million, or 10.0%, to $201.2 million, as compared to $182.8 million for fiscal 2002. This increase was due to an additional $17.0 million in the heating oil segment and by $1.4 million in the propane segment from the prior year’s comparable period due to the increase in sales of these products and from additional cost of service expenses resulting from the colder temperatures.

Delivery and Branch Expenses

For fiscal 2003, delivery and branch expenses increased $57.8 million, or 24.5%, to $293.5 million, as compared to $235.7 million for fiscal 2002. This increase was due to an additional $43.2 million of delivery and branch expenses at the heating oil segment and a $14.6 million increase in delivery and branch expenses for the propane segment. The period to period comparison was impacted by the purchase of weather insurance that allowed the Partnership to record approximately $6.4 million of net weather insurance recoveries in the fiscal 2002 period versus a $3.6 million expense in the fiscal 2003 period for weather insurance premiums paid. The remaining increase in delivery and branch expenses of $47.8 million for fiscal 2003, was largely due to the additional operating cost associated with increased volumes delivered, higher marketing costs at the heating oil segment of $5.7 million, higher bad debt expense of $2.9 million at the heating oil segment, higher bad debt expense of $0.4 million at the propane segment and to the impact of operating expense and wage increases.

Depreciation and Amortization Expenses

For fiscal 2003, depreciation and amortization expenses decreased $5.9 million, or 10.0%, to $53.2 million, as compared to $59.0 million for fiscal 2002. During fiscal 2002, approximately $8.3 million of goodwill amortization was included in depreciation and amortization expense. As of October 1, 2002, goodwill is no longer amortized in accordance to SFAS No. 142. Depreciation and amortization expense related to acquisitions and fixed asset additions acquired after September 30, 2002, resulted in increases which partially offset the decrease attributable to goodwill amortization.

General and Administrative Expenses

For fiscal 2003, general and administrative expenses increased $16.1 million, or 38.4%, to $58.1 million, as compared to $42.0 million for fiscal 2002. This increase was largely due to the inclusion of $7.4 million of incremental expense related to the business process redesign project in the heating oil segment, a $9.9 million increase in the accrual for compensation earned for unit appreciation rights and restricted stock awards previously granted and for other increases of $6.8 million, largely due to increased bonus compensation based upon results for fiscal 2003 ($1.9 million), higher legal and professional expenses at the Partnership level ($2.4 million) and for increased expenses at the propane segment ($2.0 million) for its increased size. The increase in legal and professional expenses at the Partnership level largely were incurred for Sarbanes compliance, acquisitions and financing related issues. The increase was partially offset by lower general and administrative expenses at TG&E of approximately $7.9 million, largely due to lower bad debt ($5.0 million) and collection expenses.

The heating oil segment continued to progress with its business reorganization project during fiscal 2003. The heating oil segment is seeking to take advantage of its large size to utilize technology to increase the efficiency and quality of services provided to its customers. The segment is seeking to create a more customer oriented service company to significantly differentiate itself from its competitive peers.

A core business process redesign project began in fiscal 2002 with an exhaustive effort to identify customer expectations and document existing business processes. These findings led to a conclusion that improved processes, consolidation of operations, technology investments and selective outsourcing would have a meaningful impact on improving customer services while reducing annual operating costs.

Consolidation of certain heating oil operational activities have been undertaken to create operating efficiencies and cost savings. Service technicians are being dispatched from two consolidated locations rather than 27 local offices. Oil delivery is now being managed from 11 regional locations rather than 27 local offices. The organization continues to adjust to these significant operational changes.

A transition to outsourcing in the area of customer relationship management has been undertaken as both a customer satisfaction and a cost reduction strategy. The Partnership believes outsourcing customer inquiries will improve performance and leverage technology to eliminate system redundancy available from third party service organizations. In addition, an outsourcing partner has greater flexibility to manage extreme seasonal volume. Significant challenges remain with this dramatic transition. The complexity of customer interactions combined with the Partnership’s goal for service excellence has led to protracted training efforts. The heating oil segment has begun introducing call based technology enhancements including capabilities for customer inquiries via automated interactive telephone response and the web. While the physical transition is largely complete, the Partnership anticipates that supplementary training and support will be required through the 2003 - 2004 heating season.

The $7.4 million incremental expense in fiscal 2003 ($9.4 million of actual fiscal 2003 expense) related to this redesign project largely consisted of consulting fees, employee termination benefits and separation cost and travel related expenditures. In connection with this plan, the Partnership reduced the size of its work force and recognized a liability of approximately $2.0 million related to certain employee termination benefits and separation costs.

By the completion of the program, total expenditures are estimated to be $28.1 million. Through September 30, 2003, total expenditures for the program were $26.5 million with the balance to be spent in fiscal 2004. It is anticipated that the program will improve operating income by approximately $15.0 million annually of which $8.4 million is expected to be realized in fiscal 2004, with the remainder in fiscal 2005 and fiscal 2006. While the Partnership believes that these levels of savings will be realized, there can be no assurance that these amounts will actually be forthcoming, or that other events will not offset the expected benefits.

Interest Expense

For fiscal 2003, interest expense increased $3.5 million, or 8.6%, to $44.4 million, as compared to $40.9 million for fiscal 2002. This increase was largely due to additional interest expense of $1.5 million for higher average outstanding working capital borrowings and due to additional interest related to the higher interest rate on the Partnership’s $200.0 million debt offering partially offset by interest expense related to the debt repaid with the offering.

Income Tax Expense

For fiscal 2003, income tax expense increased $3.0 million to $1.5 million, as compared to a tax benefit of $1.5 million for fiscal 2002. This increase was due to higher state income taxes based upon the higher pretax earnings achieved for fiscal 2003 and the absence in fiscal 2003 of the tax benefit from a federal tax loss carryback of $2.2 million recorded in fiscal 2002.

Cumulative Effect of Change in Accounting Principle

For fiscal 2003, the Partnership recorded a $3.9 million decrease in net income arising from the adoption of SFAS No. 142 to reflect the impairment of its goodwill for its TG&E segment.

Net Income

For fiscal 2003, net income increased $11.4 million, or 101.9%, to $0.2 million, as compared to a loss of $11.2 million for fiscal 2002. The increase was due to a $17.1 million increase in net income at the heating oil segment, a $6.6 million increase in net income at the propane segment and by a $11.5 million decrease in the net loss at TG&E partially offset by a $23.8 million increase in the net loss at the Partnership level. The increase in net income was primarily due to the impact of colder weather and lower depreciation and amortization partially offset by the $3.9 million decrease in net income at the TG&E segment resulting from the adoption of SFAS No. 142.

FISCAL YEAR ENDED SEPTEMBER 30, 2002

COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

Volume

For fiscal 2002, retail volume of home heating oil and propane increased 33.9 million gallons, or 6.0%, to 598.1 million gallons, as compared to 564.2 million gallons for fiscal 2001. This increase was due to a 30.6 million gallon increase in the heating oil segment and a 3.3 million gallon increase in the propane segment. The increase in volume reflects the impact of an additional 135.4 million gallons provided by acquisitions, which was largely offset by the impact of significantly warmer temperatures and to a much lesser extent by customer attrition in the heating oil segment. The Partnership also believes that a shift in the delivery pattern at the heating oil segment increased volume in fiscal 2002 by an estimated 11.0 million gallons. Temperatures in the Partnership’s areas of operations were an average of 18.4% warmer than in the prior year’s comparable period and approximately 18% warmer than normal. The abnormally warm weather made the past heating season the warmest in over a hundred years with temperatures approximately 6% higher than the next warmest year in the century.

Sales

For fiscal 2002, sales decreased $60.9 million, or 5.6%, to approximately $1.0 billion, as compared to approximately $1.1 billion for fiscal 2001. This decrease was due to $30.8 million lower propane segment sales and $52.5 million lower TG&E sales partially offset by a $22.4 million increase in sales at the heating oil segment. Sales decreased largely as a result of lower selling prices which were only partially offset by sales from the higher retail volume in the heating oil and propane segments. Selling prices, in all segments, decreased versus the prior year’s comparable period in response to lower product commodity costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased in the heating oil segment by $40.6 million and by $3.8 million in the propane segment from the prior year’s comparable period due to acquisitions. TG&E’s sales also decreased as a result of lower electricity sales from the segment’s strategic decision made during fiscal 2001 to redirect its resources toward the natural gas deregulated energy markets which TG&E believes offers greater potential for new opportunities and profitability.

Cost of Product

For fiscal 2002, cost of product decreased $149.0 million, or 23.7%, to $479.2 million, as compared to $628.2 million for fiscal 2001. This decrease was due to $55.2 million of lower cost of product at the heating oil segment, $43.1 million lower propane segment cost of product and a $50.7 million lower cost of product in TG&E. Cost of product decreased due to the impact of lower product commodity cost partially offset by the cost of product for the higher retail volume sales. TG&E cost of product also decreased due to the lower electricity sales. While selling prices and supply cost decreased on a per gallon basis, the decrease in selling prices was less than the decrease in supply costs, which resulted in an increase in per gallon margins.

Cost of Installations, Service and Appliances

For fiscal 2002, cost of installations, service and appliances increased $39.7 million or 27.7% to $182.8 million as compared to $143.1 million for fiscal 2001. This increase was due to an additional $37.9 million in the heating oil segment and by $1.8 million in the propane segment from the prior years comparable period due to the increase in sales of these products.

Delivery and Branch Expenses

For fiscal 2002, delivery and branch expenses increased $35.6 million, or 17.8%, to $235.7 million, as compared to $200.1 million for fiscal 2001. This increase was due to an additional $31.1 million of delivery and branch expenses at the heating oil segment and a $4.6 million increase in delivery and branch expenses for the propane segment. Delivery and branch expenses increased both at the heating oil and propane segments largely due to additional operating costs associated with increased volumes delivered by acquired companies and due to the impact of price and wage increases. Due to the fixed component of the Partnership’s cost structure, the significant reduction in volume caused by the extremely warm weather conditions didn’t allow the Partnership to completely reduce operating expenses in direct proportion to the volume reduction. The heating oil segment’s delivery and branch expense also increased by approximately $2.8 million due to an increase in the estimate of the accrual required to cover certain insurance reserves. The increase in delivery and branch expenses was mitigated by the purchase of weather insurance that allowed the Partnership to record approximately $6.4 million of net weather insurance recoveries.

Depreciation and Amortization Expenses

For fiscal 2002, depreciation and amortization expenses increased $14.7 million, or 33.0%, to $59.0 million, as compared to $44.4 million for fiscal 2001. This increase was primarily due to additional depreciation and amortization on fixed assets and intangibles (other than goodwill) related to heating oil and propane acquisitions. Amortization expense would be approximately $3.4 million higher in fiscal 2002 if SFAS No. 141 was not implemented. See “Accounting Principles Not Yet Adopted” for a further discussion of the effects of SFAS No. 141.

General and Administrative Expenses

For fiscal 2002, general and administrative expenses increased $1.0 million, or 2.6%, to $42.0 million, as compared to $41.0 million for fiscal 2001. The increase was due to additional general and administration expenses for acquisitions of approximately $2.1 million, and for increased compensation expense of approximately $1.7 million for TG&E. The increase was partially offset by lower general and administrative expenses at the Partnership level of $5.0 million. The increased compensation for TG&E was incurred for professional staff additions, hiring of personnel for collection efforts and for severance paid to former employees in connection with the relocation of its corporate office to New Jersey. TG&E’s charge to bad debt expense was approximately $6 million in both periods. Based upon TG&E’s implementation of new information systems and more stringent credit policies, the Partnership believes that TG&E’s bad debt losses should approximate the experience of the Partnership’s other two operating segments going forward. General and administrative expenses were lower at the Partnership level due to a reduction in the accrual for compensation earned for unit appreciation rights previously granted as well as for a $2.9 million decrease in unit compensation expense. The decrease in unit compensation expense was due to a reduction in the accrual for units expected to be earned versus the prior year under the Partnership’s Unit Incentive Plan pursuant to which certain employees were granted senior subordinated units as an incentive for achieving specified objectives which were not achieved in fiscal 2002. The Partnership has determined that these contingent units will not vest for fiscal 2002.

General and administrative expenses also included approximately $2.0 million of incremental expense related to an on-going business process redesign project in the heating oil segment. The heating oil segment is seeking to take advantage of its large size and utilize modern technology to increase the efficiency and quality of services provided to its customers. The segment is seeking to create a more customer oriented service company to significantly differentiate itself from its competitive peers. A core business process redesign project began this past fiscal year with an exhaustive effort to identify customer expectations and document existing business processes. The customer remains the focal point for change, although significant improvement in operational efficiency is also a goal. While the critical analysis and redesign of existing business processes continues, the segment has already documented near term opportunities for productivity and cost improvement. Preliminary conclusions indicate that improved processes and related technology investments could have a meaningful impact on reducing the heating oil segment’s annual operating costs. The $2.0 million incremental expense in the 2002 fiscal year largely consisted of consulting fees and travel related expenditures. The expenses related to the on-going business process redesign project will continue into fiscal 2003.

Interest Expense

For fiscal 2002, interest expense, increased $3.6 million, or 9.7%, to $40.9 million, as compared to $37.3 million for fiscal 2001. This increase was due to additional interest expense for the financing of propane and heating oil acquisitions partially offset by lower interest expense for working capital borrowings.

Income Tax Expense (benefit)

For fiscal 2002, income tax expense decreased $3.0 million, or 197.2%, to a tax benefit of $1.5 million, as compared to an expense of $1.5 million for fiscal 2001. This decrease was due to the availability of carrying back certain Federal tax losses resulting from a change in the tax laws enacted during fiscal year 2002 of approximately $2.2 million and due to lower state income taxes based upon the lower pretax earnings achieved for fiscal year 2002.

Cumulative Effect of Adoption of Accounting Principle

For fiscal 2001, the Partnership recorded a $1.5 million increase in net income arising from the adoption of SFAS No. 133.

Net Loss

For fiscal 2002, net loss increased $5.9 million, or 112.8%, to $11.2 million, as compared to $5.2 million for fiscal 2001. The increased net loss was due to a $9.7 million decrease in net income at the heating oil segment and a $3.0 million increase in the net loss at TG&E partially offset by a $0.3 million increase in net income at the propane segment and a $6.4 million reduction in the net loss at the Partnership level. The increase in the net loss was primarily due to decreased volume from the impact of the warmer weather, partially offset by a per gallon improvement in gross profit margins, net weather insurance recoveries, the tax benefit of the tax loss carryback and by net income generated from acquisitions.

Liquidity and Capital Resources

The ability of Star Gas to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business, and weather conditions, and other factors, most of which are beyond its control. Capital requirements of Star Gas are expected to be provided by cash flows from operating activities and cash on hand at September 30, 2003. To the extent for fiscal 2004, capital requirements exceed cash flows from operating activities:

a)	working capital will be financed by the Partnership’s working capital lines of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable;

b)	growth capital expenditures, mainly for customer tanks, will be financed in fiscal 2004 through the use of the Partnership’s credit facilities; and

c)	acquisition capital expenditures will be financed by the revolving acquisition lines of credit, long-term debt issuance, the issuance of additional Common Units or a combination thereof.

See also “Financing and Sources of Liquidity” below for a discussion of the Partnership’s outstanding debt amortization requirements.

Cash Flows

Operating Activities. Cash provided by operating activities for the fiscal year ended September 30, 2003 was $57.2 million as compared to cash provided by operating activities of $65.5 million for the fiscal year 2002. This decrease in cash provided by operating activities was largely due to an increase in operating assets and liabilities in fiscal 2003 from fiscal 2002, primarily due to a $27.6 million increase in accounts receivable largely due to the colder weather experienced in fiscal 2003. The net cash provided by operations of $57.2 million for fiscal 2003 consisted of net income of $0.2 million, adjusted for noncash charges of $70.8 million, primarily depreciation and amortization of $53.2 million, which were offset by an increase in operating assets and liabilities of $13.8 million largely due to an increase in receivables from the colder temperatures experienced in fiscal 2003.

Investing Activities. Star Gas completed ten acquisitions during fiscal 2003, investing $84.4 million. This expenditure for acquisitions is included in the cash used in investing activities of $101.2 million along with the $18.5 million invested for capital expenditures. The $18.5 million for capital expenditures is comprised of $7.1 million of capital additions needed to sustain operations at current levels and $11.4 million for capital expenditures incurred in connection with the heating oil segment’s business process redesign program and for customer tanks and other capital expenditures to support growth of operations. The capital expenditures made for the business process redesign program were largely for the purchase of modern technology to increase the efficiency and quality of services provided to its customers. Investing activities also includes proceeds from the sale of fixed assets of $1.7 million.

Financing Activities. During fiscal 2003, cash provided by financing activities, included $189.7 million of net proceeds from the Partnership’s $200 million 10.25% Senior Note offering in February 2003, $34.2 million from a common unit offering in August 2003 and $12.3 million from the net increase in acquisition borrowings. Cash distributions paid to Unitholders of $72.6 million, debt repayments of $155.5 million, decreased working capital borrowings of $14.2 million and other financing activities of $1.3 million resulted in net cash used in financing activities of $7.4 million.

As a result of the above activity, cash decreased by $51.4 million to $10.1 million as of September 30, 2003.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

For the fiscal year ended September 30, 2003, EBITDA increased $12.3 million, or 14.4% to $97.7 million as compared to $85.4 million for fiscal 2002. This increase was due to $13.8 million additional EBITDA generated by the heating oil segment, a $4.6 million additional EBITDA at the propane segment and a $7.2 million additional EBITDA at TG&E, partially offset by $13.3 million reduction in EBITDA at the Partnership level largely due to the increase in the accrual for compensation earned for unit appreciation rights and restricted stock awards previously granted. The increase in EBITDA was largely due to the impact of colder temperatures in our areas of operations as reported by NOAA. TG&E’s EBITDA was negatively impacted by the inclusion of a non-cash $3.9 million decrease in net income for the cumulative effect of a change in accounting principle arising from the adoption of SFAS No. 142 to reflect the impairment of its goodwill. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. EBITDA is calculated for the fiscal years ended September 30 as follows:

	Fiscal Year Ended September 30,
(in thousands)	2002	2003
Net income (loss)	$(11,169)	$212
Plus:
Income tax expense (benefit)	(1,456)	1,500
Amortization of debt issuance costs	1,447	2,232
Interest expense, net	37,502	40,581
Depreciation and amortization	59,049	53,160

EBITDA	$85,373	$97,685

Financing and Sources of Liquidity

The Partnership’s heating oil segment had a bank credit facility at September 30, 2003, which included a working capital facility, providing for up to $115.5 million of borrowings to be used for working capital purposes, an acquisition facility, providing for up to $50.0 million of borrowings to be used for acquisitions and for capital expenditures and a $27.5 million insurance letter of credit facility. The working capital facility and letter of credit facility were scheduled to expire on June 30, 2004. The acquisition facility was also scheduled to convert to a term loan for any outstanding borrowings on June 30, 2004, which balance will be payable in eight equal quarterly principal payments. At September 30, 2003, $6.0 million of working capital borrowings and $33.0 million of acquisition facility borrowings and $26.9 million of the insurance letters of credit were outstanding.

On December 22, 2003, the heating oil segment entered into a new credit agreement consisting of three facilities totaling $235.0 million having a maturity date of June 30, 2006. These facilities consist of a $150.0 million revolving credit facility, the proceeds of which are to be used for working capital purposes, a $35.0 million revolving credit facility, the proceeds of which are to be used for the issuance of standby letters of credit in connection with surety, worker’s compensation and other financial guarantees, and a $50.0 million revolving credit facility, the proceeds of which are to be used to finance or refinance certain acquisitions and capital expenditures, for the issuance of letters of credit in connection with acquisitions and, to the extent that there is insufficient availability under the working capital facility. These facilities will refinance and replace the existing credit agreements described in the preceding paragraph, which totaled $193.0 million.

The Partnership’s propane segment has a bank credit facility, which consists of a $25.0 million acquisition facility, a $25.0 million parity debt facility that can be used to fund maintenance and growth capital expenditures and a $24.0 million working capital facility. The working capital facility expires on September 30, 2006. Borrowings under the acquisition and parity debt facilities will revolve until September 30, 2006, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2008. At September 30, 2003, $2.0 million of parity debt facility borrowings, $12.6 million of acquisition facility borrowings and $6.0 million of working capital borrowings were outstanding.

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

As of September 30, 2003, the Partnership was in compliance with all debt covenants.

On February 6, 2003, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $200.0 million face value Senior Notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on August 15, 2003. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium as defined. These notes were priced at 98.466% for total gross proceeds of $196.9 million. The Partnership also incurred $7.2 million of fees and expenses in connection with the issuance of these notes resulting in net proceeds of $189.7 million. The Partnership used the proceeds to repay existing long-term debt and working capital facility borrowings in the amount of $169.0 million, $17.7 million for acquisitions and $3.0 million to finance capital expenditures.

The Partnership has $522.2 million of debt outstanding as of September 30, 2003 (amount does not include working capital borrowings of $12.0 million), with significant maturities occurring over the next five years. The following summarizes the Partnership’s long-term debt maturities during fiscal years ending September 30, exclusive of amounts that have been repaid through September 30, 2003:

2004	$22.8 million
2005	$40.9 million
2006	$94.1 million
2007	$46.0 million
2008	$22.9 million
Thereafter	$295.5 million

The Partnership’s heating oil segment’s bank facilities allow for the refinancing of up to $20.0 million of existing senior debt and the Partnership’s propane segment’s bank facilities allow for the refinancing of up to $25.0 million of existing senior debt. The refinancing capabilities are subject to capacity and other restrictions. Funding for future year’s debt maturities other than what could be refinanced with bank facilities will largely be dependent upon new debt or equity issuances.

The Partnership continues to evaluate strategic alternatives for its TG&E business segment, including evaluating the possible sale of the business. An investment advisor, Bovaro Partners, LLC, has been hired to assist the Partnership in this endeavor. The Partnership has not made a decision to sell the TG&E business but is currently evaluating preliminary interest expressed by potential buyers as well as evaluating other alternatives for the business. A major consideration in the Partnership’s evaluation process is the significant improvement that TG&E demonstrated in fiscal 2003 in becoming a more profitable operation. The Partnership would not expect any potential sale to result in a significant gain or loss. In addition, the Partnership would also not expect that any potential sale would have a significant impact on liquidity on a going forward basis.

In general, the Partnership distributes to its partners on a quarterly basis, all of its Available Cash in the manner described in Note 3 (Quarterly Distribution of Available Cash) of the Consolidated Financial Statements. Available Cash is defined for any of the Partnership’s fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters, in some circumstances.

The Partnership believes that the purchase of weather insurance could be an important element in the Partnership’s ability to maintain the stability of its cash flows. In August 2002, the Partnership purchased weather insurance that could have provided up to $20.0 million of coverage for the impact of warm weather on the Partnership’s operating results for the 2002 - 2003 heating season. No amounts were received under the policies during fiscal 2003 due to the colder than normal temperatures. In addition, the Partnership purchased a base of $12.5 million of weather insurance coverage for each year from 2004 – 2007 and purchased an additional $7.5 million of weather insurance coverage for fiscal 2004. The amount of insurance proceeds that could be realized under these policies is calculated by multiplying a fixed dollar amount by the degree day deviation from an agreed upon cumulative degree day strike price.

For fiscal 2004, the Partnership anticipates paying interest of approximately $44.8 million, and anticipates growth and maintenance capital additions of approximately $8.1 million. In addition, the Partnership plans to pay distributions on its units to the extent there is sufficient Available Cash in accordance with the partnership agreement. The Partnership plans to fund acquisitions made through a combination of debt and equity. Based on its current cash position, bank credit availability and anticipated net cash to be generated from operating activities, the Partnership expects to be able to meet all of its fiscal 2004 obligations.

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

The Partnership’s significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements. Star Gas believes the following are its critical accounting policies:

Goodwill and Other Intangible Assets

The FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” in June 2001. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives, such as customer lists, continue to be amortized over their respective estimated useful lives.

The Partnership calculates amortization using the straight-line method over periods ranging from 5 to 15 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2003, the Partnership had $201.8 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that amortization for these assets for fiscal 2003 would have increased by approximately $2.8 million.

SFAS No. 142 also requires the Partnership’s goodwill to be assessed annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If goodwill is determined to be impaired, a loss is recorded in accordance with SFAS No. 142. At September 30, 2003, the Partnership had $278.9 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 3 to 30 years. Net property, plant and equipment was $262.3 million for the Partnership at September 30, 2003. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that depreciation for fiscal 2003 would have increased by approximately $2.8 million.

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

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 25 basis point decrease in the discount rated used for fiscal 2003 would have increased pension expense by approximately $0.1 million and would have increased the minimum pension liability by another $1.8 million. The Partnership assumed a discount rate of 6.00% as of September 30, 2003.

The Partnership considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine its expected long-term rate of return on pension plan assets. The expected long-term rate of return on assets is developed with input from the Partnership’s actuarial firm. The long-term rate of return assumption used for determining net periodic pension expense for fiscals 2002 and 2003 was 8.50 percent. As of September 30, 2003, this assumption was reduced to 8.25 percent for determining fiscal 2004 net periodic pension expense. A further 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2003 by approximately $0.1 million.

Over the life of the plans, both gains and losses have been recognized by the plans in the calculation of annual pension expense. As of September 30, 2003, $17.2 million of unrecognized losses remain to be recognized by the plans. These losses may result in increases in future pension expense as they are recognized.

Insurance Reserves

The Partnership’s heating oil segment has in the past and is currently self-insuring a portion of workers’ compensation, auto and general liability claims. In February 2003, the propane segment also began self-insuring a portion of its workers’ compensation claims. The Partnership establishes reserves based upon expectations as to what its ultimate liability will be for these claims using developmental factors based upon historical claim experience. The Partnership continually evaluates the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2003, the heating oil segment had approximately $29.4 million of insurance reserves and the propane segment had $1.1 million of insurance reserves. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves which could have a material effect on results of operations.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At September 30, 2003, the Partnership had outstanding borrowings totaling $534.2 million, of which approximately $59.6 million is subject to variable interest rates under its Bank Credit Facilities. The Partnership also has interest rate swaps with a notional value of $55.0 million which swap fixed rate borrowings of 8.05% to variable rate borrowings based on the six month LIBOR interest rate plus 5.52%. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $1.1 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane and natural gas. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the home heating oil, propane or natural gas being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2003, the potential impact on the Partnership’s hedging activity would be to increase the fair market value of these outstanding derivatives by $16.1 million to a fair market value of $26.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $8.9 million to a fair market value of $1.0 million.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEE INDEX TO FINANCIAL STATEMENTS PAGE F-1

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.

CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Partnership’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Partnership Management

Star Gas LLC is the general partner of the Partnership. The membership interests in Star Gas LLC are owned by Audrey L. Sevin, Irik P. Sevin and Hanseatic Americas, Inc. The General Partner manages and operates the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership. The General Partner owes a fiduciary duty to the Unitholders. However, the Partnership agreement contains provisions that allow the General Partner to take into account the interest of parties other than the Limited Partners in resolving conflict of interest, thereby limiting such fiduciary duty. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as the general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the General Partner.

William P. Nicoletti, Paul Biddelman and Stephen Russell, who are neither officers nor employees of the General Partner nor directors, officers or employees of any affiliate of the General Partner, have been appointed to serve on the Audit Committee of the General Partner’s Board of Directors. The Partnership’s Board of Directors adopted an Audit Committee Charter during fiscal 2003. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Audit Committee will be conclusively deemed fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the holders of Limited Partnership Units. In addition, the Audit Committee reviews the external financial reporting of the Partnership, selects and engages the Partnership’s independent accountants and approves all non audit engagements of the independent accountants. With respect to the additional matters, the Audit Committee may act on its own initiative to question the General Partner and, absent the delegation of specific authority by the entire Board of Directors, its recommendations will be advisory.

As is commonly the case with publicly traded limited partnerships, the Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. The management and workforce of Star Gas Propane and certain employees of Petro manage and operate the Partnership’s business as officers of the General Partner and its Affiliates. See Item 1 - Business - Employees.

Directors and Executive Officers of the General Partner

Directors are elected for one-year terms. The following table shows certain information for directors and executive officers of the general partner:

Name	Age	Position with the General Partner
Irik P. Sevin (b)	56	Chairman of the Board and Chief Executive Officer
Joseph P. Cavanaugh	66	Chief Executive Officer - Propane and Member of the Office of President
Angelo J. Catania	54	Executive Vice President – Heating Oil and Member of the Office of President
Ami Trauber	64	Chief Financial Officer
Richard F. Ambury	46	Vice President and Treasurer
James Bottiglieri	47	Vice President
Audrey L. Sevin	77	Secretary
Paul Biddelman(b)(c)	57	Director
Thomas J. Edelman(a)	52	Director
I. Joseph Massoud(a)	35	Director
William P. Nicoletti(c)	58	Director
Stephen Russell(c)	63	Director

(a)	Member of the Compensation Committee
(b)	Member of the Distribution Committee
(c)	Member of the Audit Committee

Irik P. Sevin has been the Chairman of the Board of Directors of Star Gas LLC since March 1999. From December 1993 to March 1999, Mr. Sevin served as Chairman of the Board of Directors of Star Gas Corporation, the predecessor general partner. Mr. Sevin has been a Director of Petro since its organization in October 1979, and Chairman of the Board of Petro since January 1993 and served as President of Petro from 1979 through January 1997. Mr. Sevin was an associate in the investment banking division of Kuhn Loeb & Co. and then Lehman Brothers Kuhn Loeb Incorporated from February 1975 to December 1978.

Joseph P. Cavanaugh has been Chief Executive Officer of the propane segment and member of the Office of the President of Star Gas LLC since March 1999. From December 1997 to March 1999 Mr. Cavanaugh served as President and Chief Executive Officer of Star Gas Corporation, the predecessor general partner. From October 1979 to December 1997, Mr. Cavanaugh held various financial and management positions with Petro. Prior to his current appointment Mr. Cavanaugh was also active in the Partnership’s management with the development of safety/compliance programs, assisting with acquisitions and their subsequent integration into the Partnership.

Angelo J. Catania has been Executive Vice President of the heating oil segment and member of the Office of the President of Star Gas LLC since April 2002. From March 1999 to April 2002, he served as Vice President and General Manager of the heating oil segment’s Mid-Atlantic region. From 1990 to 1999, Mr. Catania was employed by Petro where he served in various capacities, including Vice President of Acquisitions, General Manager, Regional Operations Manager and Co-Director of Acquisitions. From 1984 to 1990 he served as Chief Financial Officer and Vice President of Acme Oil Co., Inc.

Ami Trauber has been Chief Financial Officer of Star Gas LLC since November 2001. From 1996 to 2001, Mr. Trauber was the Chief Financial Officer of Syratech Corporation, a consumer goods company. From 1991 to 1995, Mr. Trauber was the President, Chief Operating Officer and part owner of Ed’s West, Inc., an apparel company. From 1978 to 1990, Mr. Trauber was Corporate Vice President – Finance and Controller of Harcourt General, Inc., a fortune 500 conglomerate.

Richard F. Ambury has been Vice President and Treasurer of Star Gas LLC since March 1999. From February 1996 to March 1999, Mr. Ambury served as Vice President - Finance of Star Gas Corporation, the predecessor general partner. Mr. Ambury was employed by Petro from June 1983 through February 1996, where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Ambury has been a Certified Public Accountant since 1981.

James J. Bottiglieri has been Vice President of Star Gas LLC since March 1999, and has served as Controller of Petro since 1994. Mr. Bottiglieri was Assistant Controller of Petro from 1985 to 1994 and was elected Vice President in December 1992. From 1978 to 1984, Mr. Bottiglieri was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Bottiglieri has been a Certified Public Accountant since 1980.

Audrey L. Sevin has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from December 1993 to March 1999. Mrs. Sevin served as the Secretary of Star Gas Corporation from June 1994 to March 1999. Mrs. Sevin had been a Director and Secretary of Petro since its organization in October 1979. Mrs. Sevin was a Director, executive officer and principal shareholder of A. W. Fuel Co., Inc. from 1952 until its purchase by Petro in May 1981.

Paul Biddelman has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from December 1993 to March 1999. Mr. Biddelman was a director of Petro from October 1994 until March 1999. Mr. Biddelman has been President of Hanseatic Corporation since December 1997. From April 1992 through December 1997, he was Treasurer of Hanseatic Corporation. Mr. Biddelman is a director of Celadon Group, Inc., Insituform Technologies, Inc., Six Flags, Inc. and System One Technologies, Inc.

Thomas J. Edelman has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from December 1993 to March 1999. Mr. Edelman was a Director of Petro from October 1983 until March 1999. Mr. Edelman has been Chairman of Patina Oil & Gas Corporation since its formation in May 1996. Mr. Edelman also serves as Chairman of Range Resources Corporation and Bear Cub Energy, LLC. He co-founded Snyder Oil Corporation and was its President and a Director from 1981 through February 1997. From 1975 to 1981, he was a Vice President of The First Boston Corporation.

I. Joseph Massoud has been a Director of Star Gas LLC since October 1999. Since 1998 he has been President of The Compass Group International LLC, a private equity investment firm based in Westport, CT. From 1995 to 1998, Mr. Massoud was employed by Petro as a Vice President. From 1993 to 1995, Mr. Massoud was a Vice President of Colony Capital, Inc., a Los Angeles based private equity firm specializing in acquiring distressed real estate and corporate assets. Mr. Massoud is also a director of CBS Personnel, CPM Acquisition Corp. and World Business Capital, Inc.

William P. Nicoletti has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from November 1995 until March 1999. He is Managing Director of Nicoletti & Company, Inc., a private investment banking firm. Mr. Nicoletti was formerly a senior officer and head of Energy Investment Banking for E. F. Hutton & Company, Inc., PaineWebber Incorporated and McDonald Investments, Inc. He is non-executive Chairman of the Board of Directors of Russell-Stanley Holdings, Inc. and is also a director of MarkWest Energy Partners, L.P. and Southwest Royalties, Inc.

Stephen Russell has been a Director of Star Gas LLC since October 1999 and was a director of Petro from July 1996 until March 1999. He has been Chairman of the Board and Chief Executive Officer of Celadon Group Inc., an international transportation company, since its inception in July 1986. Mr. Russell has been a member of the Board of Advisors of the Johnson Graduate School of Management, Cornell University since 1983.

Audrey Sevin is the mother of Irik P. Sevin. There are no other familial relationships between any of the directors and executive officers.

Meetings and Compensation of Directors

During fiscal 2003, the Board of Directors met six times. All Directors attended each meeting except that Mr. Biddelman did not attend one meeting and Mr. Russell did not attend another meeting. Star Gas LLC pays each director including the chairman, an annual fee of $27,000. Effective July 1, 2003, the Chairman of the Audit Committee will also receive an annual retainer of $12,000 while the other Audit Committee members will receive $6,000 annual retainers. In addition, each member of the Audit Committee will receive $1,000 for every regular meeting attended and $500 for every telephonic meeting attended. Also effective July 1, 2003, the Chairman of the Compensation Committee and Distribution Committee will also receive an annual retainer of $6,000 while the other members of these committees will receive $3,000 annual retainers. The members of the Compensation and Distribution Committees will also receive $1,000 for every regular meeting attended and $500 for every telephonic meeting attended.

Messrs. Biddelman, Edelman, Massoud, Nicoletti and Russell each had 1,700 previously granted Restricted Senior Subordinated Units vest for fiscal 2003 under the Partnership’s Director and Employee Unit Incentive Plan. The value as of September 30, 2003 of these Senior Subordinated Units was $34,867 for each director. As of September 30, 2003, each director had 1,700 Restricted Senior Subordinated Units still outstanding that could vest under this plan if certain vesting targets are met in fiscal 2004.

Messrs. Biddelman, Edelman, Massoud, Nicoletti and Russell were each granted 2,709 Senior Subordinated Unit Appreciation Rights during fiscal 2003. Each of these directors forfeited $4,200 of director fees to obtain these rights. The Unit Appreciation Rights vest in three equal installments on October 1, 2002, October 1, 2003 and October 1, 2004. The grantee will be entitled to receive payment in cash for these UAR’s equal to the excess of the fair market value (as defined) of a Senior Subordinated Unit on October 1, 2005 (subject to deferral to a date no later than October 1, 2007) over the strike price of $10.70. These units were granted under the same program as units granted to the Chief Executive Officer and other certain named executives – see Item 11 – Executive Compensation.

Committees of the Board of Directors

Star Gas LLC’s Board of Directors has an Audit Committee, a Compensation Committee and a Distribution Committee. The members of each committee are appointed by the Board of Directors for a one-year term and until their respective successors are elected.

Audit Committee

The duties of the Audit Committee are described above under “Partnership Management.”

The current members of the Audit Committee are William P. Nicoletti, Paul Biddelman and Stephen Russell. During fiscal 2003, the audit committee met eight times. Members of the Audit Committee may not be employees of Star Gas LLC or its affiliated companies and must otherwise meet the New York Stock Exchange and SEC independence requirements for service on the Audit Committee. The Partnership’s Board of Director’s has determined that Mr. Nicoletti, the Chairman of the Audit Committee, meets the definition of an Audit Committee financial expert under applicable SEC and NYSE regulations and has also determined that all of the members of the Audit Committee, including Mr. Nicoletti meet the independence requirements of the NYSE and the SEC.

Compensation Committee

The current members of the Compensation Committee are Thomas J. Edelman and I. Joseph Massoud. The duties of the Compensation Committee are (i) to determine the annual salary, bonus and other benefits, direct and indirect, of any and all named executive officers (as defined under Regulation S-K promulgated by the Securities and Exchange Commission) and (ii) to review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees. During fiscal 2003, the Compensation Committee met one time.

Distribution Committee

The current members of the Distribution Committee are Irik Sevin and Paul Biddelman. The duties of the Distribution Committee are to discuss and review the Partnership’s distributions. During fiscal 2003, the Distribution Committee met four times.

Reimbursement of Expenses of the General Partner

The General Partner does not receive any management fee or other compensation for its management of Star Gas Partners. The General Partner is reimbursed at cost for all expenses incurred on the behalf of Star Gas Partners, including the cost of compensation, which is properly allocable to Star Gas Partners. The partnership agreement provides that the General Partner shall determine the expenses that are allocable to Star Gas Partners in any reasonable manner determined by the General Partner in its sole discretion. In addition, the General Partner and its affiliates may provide services to Star Gas Partners for which a reasonable fee would be charged as determined by the General Partner.

Adoption of Code of Ethics

The Partnership has adopted a written code of ethics that applied to the Partnership’s principal executive officer, principal financial officer, controller as well as for other key employees. The code of ethics is attached as an exhibit to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the Chief Executive Officer and to certain named executive officers for services rendered to Star Gas Partners and its subsidiaries during the fiscal years ended September 30, 2003, 2002 and 2001.

		Summary Compensation Table
		Annual Compensation									Long-Term Compensation
Name and Principal Position	Year	Salary			Bonus			Other Annual Compensation			Restricted Stock Awards			Securities Underlying UARs
Irik P. Sevin, Chairman of the Board and Chief Executive Officer	2003 2002 2001	$ $ $	505,000 596,250 550,000	(3)	$ $ $	985,200 — 1,137,200	(4) (5)	$ $ $	12,000 14,600 7,966	(6) (6) (6)	$	— 495,000	(9) (8)	77,419

Joseph P. Cavanaugh, Executive Vice President	2003 2002 2001	$ $ $	267,800 257,100 245,200		$ $ $	268,060 95,000 300,150	(4) (5)	$ $ $	18,768 18,755 18,768	(7) (7) (7)		—	(9)

Angelo J. Catania Executive Vice President of the Heating Oil Segment (1)	2003 2002	$ $	276,250 272,880	(3)	$ $	576,580 —	(4)	$ $	11,521 14,661	(6) (6)		—	(9)	31,452

Ami Trauber, Chief Financial Officer(2)	2003 2002	$ $	298,800 327,000	(3)	$ $	272,550 —	(4)		$11,762	(6)				46,452 54,472

Richard F. Ambury Vice President and Treasurer	2003 2002 2001	$ $ $	207,941 187,812 183,950	(3)	$ $ $	162,550 35,000 169,375	(4) (5)	$ $ $	14,185 27,657 27,657	(6) (7) (7)		—	(9)	9,917

(1)	Mr. Catania assumed the position of Executive Vice President effective March 1, 2002.
(2)	Mr. Trauber assumed the position of the Chief Financial Officer effective November 1, 2001.
(3)	Fiscal 2003 salary amounts reflects the reduction in salary that each named executive forfeited to obtain his respective fiscal 2003 grant of restricted unit appreciation rights as follows: Irik P. Sevin - $120,000, Angelo J. Catania - $48,750, Ami Trauber - $72,000 and Richard F. Ambury - $15,375.
(4)	Fiscal 2003 bonus amount includes the value as of September 30, 2003 of Senior Subordinated Units vested in fiscal 2003 under the Partnership’s Director and Employee Unit Incentive Plan as follows: Irik P. Sevin - $410,200, Joseph P. Cavanaugh - $123,060, Angelo J. Catania - $164,080 and Richard F. Ambury - $102,550. Mr. Trauber was also granted 5,000 Senior Subordinated Units for his 2003 bonus performance at a value of $102,550 as of September 30, 2003.
(5)	Fiscal 2001 bonus amount includes the value as of the vesting date of Senior Subordinated Units vested in fiscal 2001 under the Partnership’s Director and Employee Unit Incentive Plan as follows: Irik P. Sevin - $400,000, Joseph P. Cavanaugh - $120,000 and Richard F. Ambury - $100,000. Mr. Sevin was also granted 8,250 Common Units in lieu of cash compensation for his 2001 bonus performance at a value of $165,000 on the date of the grant.
(6)	These amounts represent company paid contributions under Petro’s 401-K defined contribution retirement plan.
(7)	These amounts represent funds paid in lieu of company paid contributions to the Partnership’s retirement plans.
(8)	This award represents the granting of 24,750 Restricted Common Units that vest equally in three installments on January 1, 2003, January 1, 2004 and January 1, 2005. Distribution on these units will accrue to the extent declared.
(9)	As of September 30, 2003, the following Restricted grants of Senior Subordinated Units granted under the Partnership’s Employee Unit Incentive Plan valued at the September 30, 2003 closing price were outstanding and not yet vested as follows: Irik P. Sevin - $410,200 (20,000 units), Joseph P. Cavanaugh - $123,060 (6,000 units), Angelo J. Catania - $164,080 (8,000 units) and Richard F. Ambury $102,550 (5,000 units).

Option/UAR Grants in Last Fiscal Year

Name	Number of Securities Underlying UAR’s Granted	Percent of Total UAR’s Granted to Employees in Fiscal Year	Exercise Price	Potential Realizable Value at Assumed Annual Rates of Unit Price Appreciation for Option Term
				Expiration Date	5%	10%
Irik P. Sevin	77,419	30.1%	$10.70	(a)	$130,574	$274,195
Ami Trauber	46,452	18.1%	$10.70	(a)	$78,345	$164,519
Angelo J. Catania	31,452	12.2%	$10.70	(a)	$53,047	$111,394
Richard F. Ambury	9,917	3.9%	$10.70	(a)	$16,726	$35,123

(a)	The Restricted Unit Appreciation Rights vest in three equal installments on October 1, 2002, October 1, 2003 and October 1, 2004. The grantee will be entitled to receive payment in cash for these UARs equal to the excess of the fair market value (as defined) of a Senior Subordinated Unit on October 1, 2005 over the exercise price (subject to deferral to a date no later than October 1, 2007).

Aggregated Option/UAR Exercises in Last Fiscal Year

and Fiscal Year End Option/UAR Values

Name	Number of Unexercised UARs at September 30, 2003 Exercisable(E)/Unexercisable(U)		Value of In the Money UARs at September 30, 2003
Irik P. Sevin	513,438	(U)	$6,290,375
Ami Trauber	100,242	(U)	$455,694
Angelo Catania	31,452	(U)	$308,544
Richard F. Ambury	9,917	(U)	$97,286

Long-Term Incentive Plans – Awards in Last Fiscal

None

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	107,000	—	139,000	(1)

Total	107,000	—	139,000

1.	Represents senior subordinated units that could vest under the Partnership’s Employee and Director Unit Incentive Plan during fiscal 2004.

Employment Contracts

Agreement with Irik Sevin

The Partnership entered into an employment agreement (the “Employment Agreement”) with Mr. Sevin effective October 1, 2001. Mr. Sevin’s Employment Agreement has an initial term of five years, and automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Sevin or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Sevin provides for an annual base salary of $600,000 which shall increase at the rate of $25,000 per year commencing in fiscal 2003. In addition, Mr. Sevin may earn a bonus of up to 80% of his annual base salary (the “Targeted Bonus”) for services rendered based upon certain performance criteria. Mr. Sevin can also earn certain equity incentives if the Partnership meets certain performance criteria specified in the Employment Agreement. In addition, Mr. Sevin is entitled to certain supplemental executive retirement benefits (“SERP”) if he retires after age 65. If a “change of control” (as defined in the Employment Agreement) of the Partnership occurs and prior thereto or at any time within two years subsequent to such change of control the Partnership terminates the Executive’s employment without “cause” or the Executive resigns with “good reason” or the Executive terminates his employment during the thirty day period commencing on the first anniversary of a change of control, then Mr. Sevin will be entitled to (i) a lump sum payment equal to Mr. Sevin’s anticipated annual base salaries, Targeted Bonuses and equity incentives for the three years following the termination date; (ii) the continuation of Mr. Sevin’s group insurance benefits for two years following the termination date; (iii) a cash payment equal to the value of 325,000 senior subordinated units; and (iv) the acceleration of Mr. Sevin’s SERP benefits. The Employment Agreement provides that if any payment received by Mr. Sevin is subject to a federal excise tax under Section 4999 of the Internal Revenue Code, the payment will be grossed up to permit Mr. Sevin to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

Agreement with Angelo Catania

The Partnership entered into an employment agreement (the “Employment Agreement”) with Mr. Catania effective April 1, 2002. Mr. Catania’s Employment Agreement has an initial term of five years, and automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Catania or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Catania provides for an initial annual base salary of $325,000. In addition, Mr. Catania may earn a bonus of up to $100,000 (the “Targeted Bonus”) for services rendered based upon certain performance criteria. Mr. Catania can also earn certain equity incentives if the Partnership meets certain performance criteria specified under the Partnership’s Employee and Director Unit Incentive Plan. In addition, Mr. Catania is entitled to a success bonus of $300,000 upon the successful completion of the heating oil segment’s business reorganization project. The Employment Agreement provides for up to $480,000 of termination pay if Mr. Catania’s employment is terminated without cause or by Mr. Catania for good reason.

401(k) Plans

Mr. Sevin, Mr. Catania, Mr. Trauber and Mr. Ambury are covered under a 401(k) defined contribution plan maintained by Petro. Participants in the plan may elect to contribute a sum not to exceed 17% of a participant’s compensation or $12,000. Under this plan, Petro makes a 4% core contribution of a participant’s compensation up to $200,000 and matches 2/3 of each amount that a participant contributes with a maximum employer match of 2%.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of December 15, 2003 of common units, senior subordinated units, junior subordinated units and general partner units by:

(1) Star Gas LLC and certain beneficial owners and all of the directors and executive officers of Star Gas LLC;

(2) each of the named executive officers of Star Gas LLC; and

(3) all directors and executive officers of Star Gas LLC as a group.

The address of each person is c/o Star Gas Partners, L.P. at 2187 Atlantic Street, Stamford, Connecticut 06902-0011. An asterisk in the percentage column refers to a percentage less than one percent.

	Common Units		Senior Subordinated Units(e)				Junior Subordinated Units		General Partner Units(a)
Name	Number	Percentage	Number		Percentage		Number	Percentage	Number		Percentage
Star Gas LLC	—	—%	29,133		*	%	—	—%	325,729		100%
Irik P. Sevin	—	—	51,691	(b)	1.6		53,426	15.5	325,729	(b)	100
Audrey L. Sevin	6,000	*	42,829	(b)	1.4		153,131	44.3	325,729	(b)	100
Hanseatic Americas, Inc.	—	—	29,133	(b)	*		138,807	40.2	325,729	(b)	100
Paul Biddelman	—	—	6,357		*		—	—	—		—
Thomas Edelman	—	*	109,501	(c)(d)	3.5		—	—	—		—
I. Joseph Massoud	555	*	6,552		*		—	—	—		—
William P. Nicoletti	—	—	3,552		*		—	—	—		—
Stephen Russell	—	—	3,552		*		—	—	—		—
Richard F. Ambury	2,125	*	—		—		—	—	—		—
Ami Trauber	—	—	—		—		—	—	—		—
James Bottiglieri	1,500	*	634		*		—	—	—		—
Joseph P. Cavanaugh	1,000	*	7,669		*		—	—	—		—
Angelo J. Catania	—	—	1,447		*		—	—	—		—
All officers and directors and Star Gas LLC as a group (13 persons)	11,180	*	204,651		6.5%		206,557	59.8%	325,729		100%

(a)	For purpose of this table, the number of General Partner Units is deemed to include the 0.01% General Partner interest in Star Gas Propane.
(b)	Assumes each of Star Gas LLC owners may be deemed to beneficially own all of Star Gas LLC’s general partner units and senior subordinated units, however, they disclaim beneficial ownership of these units.
(c)	Includes senior subordinated units owned by Mr. Edelman’s wife and trust for the benefit of his minor children.
(d)	Includes 6,536 senior subordinated units owned by trusts for the benefit of Mr. Edelman’s siblings for which Mr. Edelman serves as Trustee. Mr. Edelman disclaims beneficial ownership of these units.
(e)	Does not reflect the issuance of units vested, for fiscal 2003, under the Director and Employees Incentive Plan that will be issued after December 15, 2003.
*	Amount represents less than 1%.

Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner’s officers and directors, and persons who own more than 10% of a registered class of the Partnership’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10 percent unitholders are required by SEC regulation to furnish the General Partner with copies of all Section 16(a) forms.

Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5’s were required for those persons, the General Partner believes that during fiscal year 2003 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership and the General Partner have certain ongoing relationships with Petro and its affiliates. Affiliates of the General Partner, including Petro, perform certain administrative services for the General Partner on behalf of the Partnership. Such affiliates do not receive a fee for such services, but are reimbursed for all direct and indirect expenses incurred in connection therewith.

Mrs. Audrey Sevin, a Director of the General Partner, also serves as the Secretary of the General Partner. As a full time employee of the Partnership, Mrs. Audrey Sevin provides employee and unitholder relations services for which she receives a salary of $199,000 per annum. Mrs. Sevin was the beneficiary of a retirement plan for her late husband, Mr. Malvin Sevin. Petro Inc., a subsidiary of the Partnership, paid Mrs. Sevin $300,000 per annum from January 1993 until December 2002 as the beneficiary of his retirement plan.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2002 and 2003, and for fees billed for other services rendered by KPMG LLP (in thousands).

	2002	2003
Audit Fees (1)	$750	$877
Audit-Related Fees (2)	194	171

Audit and Audit-Related Fees	944	1,048
Tax Fees (3)	355	335

Total Fees	$1,299	$1,383

1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership, review of and preparation of consents for registration statements filed with the Securities and Exchange Commission, for review of the Partnership’s tax provision and for subsidiary statutory audits. Audit fees incurred in connection with registration statements was $170 and $227 for fiscal years 2002 and 2003, respectively.
2)	Audit-related fees were principally for audits of financial statements of certain employee benefit plans and other services related to financial accounting and reporting standards.
3)	Tax fees related to services for tax consultation and tax compliance.

Audit Committee: Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors considers and pre-approves any audit and non-audit services to be performed by the Partnership’s independent accountants. The Audit Committee has delegated to its chairman, an independent member of the Partnership’s Board of Directors, the authority to grant pre-approvals of non-audit services provided that the service(s) shall be reported to the Audit Committee at its next regularly scheduled meeting.

Promptly after the effective date of the Sarbanes-Oxley Act of 2002, the Audit Committee approved all non-audit services being performed at that time by the Partnership’s principal accountant. On June 18, 2003, the Audit Committee adopted its pre-approval policies and procedures as set forth above. Since this date, there were no non-audit services rendered by the Partnership’s principal accountants that were not pre-approved.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2.	Financial Statement Schedule.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3.	Exhibits.

See “Index to Exhibits” set forth on page 42.

(b)	Reports on Form 8-K.

August 6, 2003 - Star Gas Partners, L.P., a Delaware partnership (the “Partnership”), issued a press release describing its financial results for the three and nine-month periods ended June 30, 2003. A copy of the Partnership’s press release was furnished as Exhibit 99.1 to this Report on Form 8-K.

August 14, 2003 - This Form 8-K consists of a copy of the underwriting agreement for a firm commitment public offering of up to 1,700,000 common units (plus a 15% over-allotment option) of the registrant that were previously registered pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-100976), together with an opinion of counsel relating thereto.

INDEX TO EXHIBITS

Exhibit Number	Description

4.2	Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P.(2)

4.3	Amended and Restated Agreement of Limited Partnership of Star Gas Propane, L.P.(2)

4.4	Amendment No. 1 dated as of April 17, 2001 to Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P. (11)

4.5	Unit Purchase Rights Agreement dated April 17, 2001(12)

4.6	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P.(16)

10.2	Form of Conveyance and Contribution Agreement among Star Gas Corporation, the Partnership and the Operating Partnership.(3)

10.3	Form of First Mortgage Note Agreement among certain insurance companies, Star Gas Corporation and Star Gas Propane L.P.(3)

10.4	Intercompany Debt(3)

10.5	Form of Non-competition Agreement between Petro and the Partnership(3)

10.6	Form of Star Gas Corporation 1995 Unit Option Plan(3)(10)

10.7	Amoco Supply Contract(3)

10.11	Note Agreement, dated as of January 22, 1998, by and between Star Gas and The Northwestern Mutual Life Insurance Company(6)

10.14	Agreement and Plan of Merger by and among Petroleum Heat and Power Co., Inc., Star Gas Partners, L.P., Petro/Mergeco, Inc., and Star Gas Propane, L.P.(2)

10.15	Exchange Agreement (2)

10.16	Amendment to the Exchange Agreement dated as of February 10, 1999(2).

10.19	$12,500,000 8.67% First Mortgage Notes, Series A, due March 30, 2012.

$15,000,000 8.72% First Mortgage Notes, Series B, due March 30, 2015 dated as of March 30, 2000(5)

10.21	June 2000 Star Gas Employee Unit Incentive Plan(6) (10)

10.22	$40,000,000 Senior Secured Note Agreement(7)

10.23	Note Purchase Agreement for $7,500,000 – 7.62% First Mortgage Notes, Series A, due April 1, 2008 and $22,000,000 – 7.95% First Mortgage Notes, Series B, due April 1, 2011(8)

10.25	Credit Agreement dated as of June 15, 2001 by Petroleum Heat and Power Co., Inc., and Bank of America N.A. as agent.(9)

10.26	Note Agreement dated as of July 30, 2001 for $103,000,000 by Star Gas Partners, L.P., Petro Holdings, Inc., Petroleum Heat and Power Co., Inc., and the agents Bank of America, N.A. and First Union Securities, Inc.(14)

10.27	Employment agreement dated as of September 30, 2001 between Star Gas LLC, and Irik P. Sevin.(10)(14)

10.28	Meenan Equity Purchase Agreement dated July 31, 2001(13)

10.29	Parity debt credit agreement, dated as of February 22, 2002 between Star Gas Propane, L.P., Fleet National Bank, as Administrative Agent, and Bank of America, N.A., as Documentation Agent.(15)

10.30	Waiver and third amendment to second amended and restated credit agreement, dated as of April 25, 2002 between Petroleum Heat and Power Co., Inc., and Bank of America, N.A., as Agent.(15)

10.32	Amended and restated credit agreement dated September 23, 2003, between Star Gas Propane, LP and the agents, JPMorgan Chase Bank and Wachovia Bank, N.A. (1)

10.33	Parity debt agreement, dated September 30, 2003, between Star Gas Propane, LP, and the agents, Fleet National Bank, Wachovia Bank, N.A. and JPMorgan Chase Bank (1)

10.34	Employment agreement between Petro Holdings, Inc. and Angelo J. Catania (1)

14	Code of ethics(1)

21	Subsidiaries of the Registrant(1)

23.1	Consent of KPMG LLP(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

INDEX TO EXHIBITS (continued)

(1)	Filed herewith.

(2)	Incorporated by reference to an Exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-103873, filed with the Commission March 17, 2003.

(3)	Incorporated by reference to the same Exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-98490, filed with the Commission on December 13, 1995.

(4)	Incorporated by reference to the same Exhibit to Registrant’s Registration Statement on Form S-3, File No. 333-47295, filed with the Commission on March 4, 1998.

(5)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 26, 2000.

(6)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2000.

(7)	In Accordance with item 601(B)(4)(iii) of Regulation S-K, the Partnership will provide a copy of this document to the SEC upon request.

(8)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2001.

(9)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2001.

(10)	Management compensation agreement.

(11)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 16, 2001.

(12)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 18, 2001.

(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2001.

(14)	Incorporated by reference to the same Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2001.

(15)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q with the Commission on April 30, 2002.

(16)	Incorporated by referenced to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q with the Commission on June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the General Partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
By:	Star Gas LLC (General Partner)

/s/ Irik P. Sevin
By:	Irik P. Sevin
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Irik P. Sevin Irik P. Sevin	Chairman of the Board, Chief Executive Officer and Director Star Gas LLC	December 22, 2003

/s/ Ami Trauber Ami Trauber	Chief Financial Officer (Principal Financial and Accounting Officer) Star Gas LLC	December 22, 2003

/s/ Audrey L. Sevin Audrey L. Sevin	Director Star Gas LLC	December 22, 2003

/s/ Paul Biddelman Paul Biddelman	Director Star Gas LLC	December 22, 2003

/s/ Thomas J. Edelman Thomas J. Edelman	Director Star Gas LLC	December 22, 2003

/s/ I. Joseph Massoud I. Joseph Massoud	Director Star Gas LLC	December 22, 2003

/s/ William P. Nicoletti William P. Nicoletti	Director Star Gas LLC	December 22, 2003

/s/ Stephen Russell Stephen Russell	Director Star Gas LLC	December 22, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Star Gas Finance Company
By:	(Registrant)

/s/ Irik P. Sevin
By:	Irik P. Sevin
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Irik P. Sevin Irik P. Sevin	Chairman of the Board, Chief Executive Officer and Director (Principle Executive Officer) Star Gas Finance Company	December 22, 2003

/s/ Ami Trauber Ami Trauber	Chief Financial Officer (Principal Financial and Accounting Officer) Star Gas Finance Company	December 22, 2003

/s/ Audrey L. Sevin Audrey L. Sevin	Director Star Gas Finance Company	December 22, 2003

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II	Financial Information:

Item 8 - Financial Statements

Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of September 30, 2002 and 2003	F-3

Consolidated Statements of Operations for the years ended September 30, 2001, 2002 and 2003	F-4

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2001, 2002 and 2003	F-5

Consolidated Statements of Partners’ Capital for the years ended September 30, 2001, 2002 and 2003	F-6

Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2002 and 2003	F-7

Notes to Consolidated Financial Statements	F-8 - F-31

Schedule for the years ended September 30, 2001, 2002 and 2003

II.	Valuation and Qualifying Accounts	F-32

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Partners of Star Gas Partners, L.P.:

We have audited the consolidated financial statements of Star Gas Partners, L.P. and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2002 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 8 to the consolidated financial statements, Star Gas Partners, L.P. adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of October 1, 2002.

KPMG LLP

Stamford, Connecticut

December 4, 2003

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30,
	2002	2003
ASSETS
Current assets
Cash and cash equivalents	$61,481	$10,111
Receivables, net of allowance of $8,282 and $9,560, respectively	83,452	105,639
Inventories	39,453	42,391
Prepaid expenses and other current assets	37,815	52,968

Total current assets	222,201	211,109

Property and equipment, net	241,892	262,301
Long-term portion of accounts receivables	6,672	7,145
Goodwill	264,551	278,857
Intangibles, net	193,370	201,784
Deferred charges and other assets, net	15,080	14,414

Total Assets	$943,766	$975,610

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$20,360	$31,026
Working capital facility borrowings	26,195	12,000
Current maturities of long-term debt	72,113	22,847
Accrued expenses	69,444	83,197
Unearned service contract revenue	30,549	32,036
Customer credit balances	70,583	77,558

Total current liabilities	289,244	258,664

Long-term debt	396,733	499,341
Other long-term liabilities	25,525	27,829

Partners’ capital (Deficit)
Common unitholders	242,696	210,636
Subordinated unitholders	3,105	(57)
General partner	(2,710)	(3,082)
Accumulated other comprehensive loss	(10,827)	(17,721)

Total Partners’ capital	232,264	189,776

Total Liabilities and Partners’ Capital	$943,766	$975,610

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)	Years Ended September 30,
	2001	2002	2003
Sales:
Product	$958,846	$853,523	$1,273,384
Installations, service and appliances	127,127	171,535	190,364

Total sales	1,085,973	1,025,058	1,463,748

Cost and expenses:
Cost of product	628,215	479,169	809,194
Cost of installations, service and appliances	143,102	182,809	201,153
Delivery and branch expenses	200,059	235,708	293,523
Depreciation and amortization expenses	44,396	59,049	53,160
General and administrative expenses	40,954	41,999	58,111

Operating income	29,247	26,324	48,607

Interest expense	(37,293)	(40,927)	(44,449)
Interest income	3,566	3,425	3,868
Amortization of debt issuance costs	(737)	(1,447)	(2,232)
Loss on redemption of debt	—	—	(181)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(5,217)	(12,625)	5,613
Income tax expense (benefit)	1,498	(1,456)	1,500

Income (loss) before cumulative effect of change in accounting principle	(6,715)	(11,169)	4,113
Cumulative effect of change in accounting principles:
Adoption SFAS No. 133, net of income taxes	1,466	—	—
Adoption SFAS No. 142, net of income taxes	—	—	(3,901)

Net income (loss)	$(5,249)	$(11,169)	$212

General Partner’s interest in net income (loss)	$(75)	$(116)	$2

Limited Partners’ interest in net income (loss)	$(5,174)	$(11,053)	$210

Basic and diluted net income (loss) per Limited Partner unit	$(.23)	$(.38)	$.01

Weighted average number of Limited Partner units outstanding:
Basic	22,439	28,790	32,659

Diluted	22,439	28,790	32,767

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Years Ended September 30,
	2001	2002	2003
Net income (loss)	$(5,249)	$(11,169)	$212

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(18,594)	12,968	(5,425)
Unrealized loss on pension plan obligations	(4,149)	(11,596)	(1,469)

Comprehensive loss	$(27,992)	$(9,797)	$(6,682)

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2000	$—	$—	$—

Cumulative effect of the adoption of SFAS No. 133	—	10,544	10,544

Reclassification to earnings	—	(2,473)	(2,473)
Unrealized loss on pension plan obligations	(4,149)	—	(4,149)
Unrealized loss on derivative instruments	—	(16,121)	(16,121)

Other comprehensive loss	(4,149)	(18,594)	(22,743)

Balance as of September 30, 2001	(4,149)	(8,050)	(12,199)

Reclassification to earnings	—	16,252	16,252
Unrealized loss on pension plan obligations	(11,596)	—	(11,596)
Unrealized loss on derivative instruments	—	(3,284)	(3,284)

Other comprehensive income (loss)	(11,596)	12,968	1,372

Balance as of September 30, 2002	(15,745)	4,918	(10,827)

Reclassification to earnings	—	(8,074)	(8,074)
Unrealized loss on pension plan obligations	(1,469)	—	(1,469)
Unrealized gain on derivative instruments	—	2,649	2,649

Other comprehensive loss	(1,469)	(5,425)	(6,894)

Balance as of September 30, 2003	$(17,214)	$(507)	$(17,721)

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2001, 2002 and 2003

(in thousands, except per unit amounts)	Number of Units				Common	Senior Sub.	Junior Sub.	General Partner	Accumulative Other Comprehensive Income (Loss)	Total Partners’ Capital
	Common	Senior Sub.	Junior Sub.	General Partner
Balance as of September 30, 2000	16,045	2,587	345	326	$134,672	$6,125	$(35)	$(1,584)	$—	$139,178

Issuance of units:
Common	7,349				123,846					123,846
Senior Subordinated		130				3,319				3,319

Net Loss					(4,475)	(620)	(79)	(75)		(5,249)

Other Comprehensive Loss, net									(12,199)	(12,199)

Distributions:
($2.300 per unit)					(44,132)					(44,132)
($1.975 per unit)						(5,341)				(5,341)
($1.725 per unit)							(597)	(561)		(1,158)

Balance as of September 30, 2001	23,394	2,717	345	326	209,911	3,483	(711)	(2,220)	(12,199)	198,264

Issuance of units:
Common	5,576				100,409					100,409
Senior Subordinated		417				6,742				6,742

Net Loss					(9,815)	(1,115)	(123)	(116)		(11,169)

Other Comprehensive Income, net									1,372	1,372

Unit Compensation Expense:
Common					201					201
Senior Subordinated						166				166

Distributions:
($2.30 per unit)					(58,010)					(58,010)
($1.65 per unit)						(4,939)				(4,939)
($1.15 per unit)							(398)	(374)		(772)

Balance as of September 30, 2002	28,970	3,134	345	326	242,696	4,337	(1,232)	(2,710)	(10,827)	232,264

Issuance of units	1,701	8			34,180					34,180

Net Income					189	20	1	2		212

Other Comprehensive Loss, net									(6,894)	(6,894)

Unit Compensation Expense:
Common					204					204
Senior Subordinated						2,402				2,402

Distributions:
($2.30 per unit)					(66,633)					(66,633)
($1.65 per unit)						(5,188)				(5,188)
($1.15 per unit)							(397)	(374)		(771)

Balance as of September 30, 2003	30,671	3,142	345	326	$210,636	$1,571	$(1,628)	$(3,082)	$(17,721)	$189,776

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Years Ended September 30,
	2001	2002	2003
Cash flows provided by (used in) operating activities:
Net income (loss)	$(5,249)	$(11,169)	$212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,396	59,049	53,160
Amortization of debt issuance cost	737	1,447	2,232
Loss on redemption of debt	—	—	181
Unit compensation expense	3,315	367	2,606
Provision for losses on accounts receivable	10,624	10,459	8,899
(Gain) loss on sales of fixed assets, net	26	336	(156)
Cumulative effect of change in accounting principles:
For the adoption of SFAS No. 133	(1,466)	—	—
For the adoption of SFAS No. 142	—	—	3,901
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(44,905)	11,314	(27,572)
Decrease (increase) in inventories	(3,824)	2,805	(224)
Increase in other assets	(15,066)	(16,167)	(12,964)
Increase (decrease) in accounts payable	10,942	(15,591)	10,262
Increase in other current and long-term liabilities	63,614	22,605	16,684

Net cash provided by operating activities	63,144	65,455	57,221

Cash flows provided by (used in) investing activities:
Capital expenditures	(17,687)	(15,070)	(18,473)
Proceeds from sales of fixed assets	596	1,882	1,707
Cash acquired in acquisitions	5	—	—
Acquisitions	(239,048)	(49,224)	(84,391)

Net cash used in investing activities	(256,134)	(62,412)	(101,157)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	114,250	90,123	178,000
Working capital facility repayments	(124,784)	(77,794)	(192,195)
Acquisition facility borrowings	70,700	74,250	94,600
Acquisition facility repayments	(95,600)	(56,950)	(82,300)
Repayment of debt	(8,980)	(22,931)	(155,543)
Proceeds from issuance of debt	175,923	—	197,333
Distributions	(50,631)	(63,721)	(72,592)
Debt issuance costs	(5,527)	(2,103)	(8,917)
Proceeds from issuance of Common Units	123,846	100,244	34,180
Other	111	92	—

Net cash provided by (used in) financing activities	199,308	41,210	(7,434)

Net increase (decrease) in cash	6,318	44,253	(51,370)
Cash at beginning of period	10,910	17,228	61,481

Cash at end of period	$17,228	$61,481	$10,111

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas is a master limited partnership, which at September 30, 2003 had outstanding 30.7 million common units (NYSE: “SGU” representing an 88.9% limited partner interest in Star Gas Partners) and 3.1 million senior subordinated units (NYSE: “SGH” representing a 9.1% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.0% limited partner interest) and 0.3 million general partner units (representing a 1.0% general partner interest).

The Partnership is organized as follows:

•	Star Gas Propane, L.P. (“Star Gas Propane”) is the Partnership’s operating subsidiary and, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership’s assets, sales and earnings. Both the Partnership and Star Gas Propane are Delaware limited partnerships that were formed in October 1995 in connection with the Partnership’s initial public offering. The Partnership is the sole limited partner of Star Gas Propane with a 99% limited partnership interest.

•	The general partner of both the Partnership and Star Gas Propane is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. Star Gas LLC owns an approximate 1% general partner interest in the Partnership and also owns an approximate 1% general partner interest in Star Gas Propane.

•	The Partnership’s propane operations (the “propane segment”) are conducted through Star Gas Propane and its direct subsidiaries. Star Gas Propane markets and distributes propane gas and related products to approximately 345,000 customers in the Midwest, Northeast, Florida and Georgia.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct and indirect subsidiaries. Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of Star Gas Propane. Petro is a retail distributor of home heating oil and serves over 535,000 customers in the Northeast and Mid-Atlantic.

•	The Partnership’s electricity and natural gas operations (the “natural gas and electric reseller segment”) are conducted through Total Gas & Electric, Inc. (“TG&E”), a Florida corporation, that is an indirect wholly-owned subsidiary of Petro. TG&E is an energy reseller that markets natural gas and electricity to residential households in deregulated energy markets in New York, New Jersey, Florida and Maryland and serves over 64,000 residential customers.

•	Star Gas Finance Company is a direct wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $200 million 10 1/4% Senior Notes issued February 6, 2003, which are due in 2013. The Senior Notes have a direct and unconditional guarantee by the Partnership. The Partnership is dependent on distributions from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

2)	Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

As of September 30, 2001 the Partnership owned 80.0% of TG&E. Revenue and expenses were consolidated with the Partnership with a deduction for the net loss allocable to the minority interest, which amount was limited based upon the equity of the minority interest. In June 2002, the Partnership entered into an agreement that resolved certain disputes between the Partnership and the minority interest shareholders of TG&E relating to the initial purchase of TG&E by the Partnership. This agreement provided for the transfer of the entire minority shareholders’ equity interest in TG&E and the surrender to the Partnership of certain notes payable to the minority shareholders in the amount of $0.6 million. This transaction was accounted for as the acquisition of a minority interest and the result was to reduce recorded goodwill by $0.6 million. The book value of all other assets and liabilities of TG&E approximated their fair values.

2)	Summary of Significant Accounting Policies – (continued)

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Sales of propane, heating oil, natural gas, electricity, propane/heating oil and air conditioning equipment are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year.

Basic and Diluted Net Income (Loss) per Limited Partner Unit

Net Income (Loss) per Limited Partner Unit is computed by dividing net income (loss), after deducting the General Partner’s interest, by the weighted average number of Common Units, Senior Subordinated Units and Junior Subordinated Units outstanding.

Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists and covenants not to compete.

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. The Partnership amortized goodwill using the straight-line method over a twenty-five year period for goodwill acquired prior to July 1, 2001. In accordance with the provisions of SFAS No. 141 “Business Combinations”, goodwill acquired after June 30, 2001 was not amortized. On October 1, 2002, the Partnership adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” On October 1, 2002, under the provisions of SFAS No. 142, the Partnership ceased amortization of all goodwill. The Partnership also recorded a non-cash charge of $3.9 million in its first fiscal quarter of 2003 to reduce the carrying value of the TG&E segment’s goodwill. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s consolidated statement of operations for the year ended September 30, 2003. The Partnership performed its annual impairment review during its fiscal fourth quarter and it concluded that there was no impairment to the carrying value of goodwill, as of August 31, 2003.

Customer lists are the names and addresses of the acquired company’s patrons. Based on the historical retention experience of these lists, Star Gas Propane amortizes customer lists on a straight-line basis over fifteen years, Petro amortizes customer lists on a straight-line basis over seven to ten years and TG&E amortizes customer lists on an accelerated method over six years.

Covenants not to compete are non-compete agreements established with the owners of an acquired company and are amortized over the respective lives of the covenants on a straight-line basis, which are generally five years.

2)	Summary of Significant Accounting Policies – (continued)

Impairment of Long-lived Assets

It is the Partnership’s policy to review intangible assets and other long-lived assets, in accordance with SFAS No. 144, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership determines that the carrying values of such assets are recoverable over their remaining estimated lives through undiscounted future cash flow analysis. If such a review should indicate that the carrying amount of the assets is not recoverable, it is the Partnership’s policy to reduce the carrying amount of such assets to fair value.

Deferred Chargess

Deferred charges represent the costs associated with the issuance of debt instruments and are amortized over the lives of the related debt instruments.

Advertising Expense

Advertising costs are expensed as they are incurred. Advertising expenses were $4.6 million, $6.8 million and $8.2 million in 2001, 2002 and 2003, respectively.

Customer Credit Balances

Customer credit balances represent pre-payments received from customers pursuant to a budget payment plan (whereby customers pay their estimated annual usage on a fixed monthly basis) and the payments made have exceeded the charges for deliveries.

Environmental Costs

The Partnership expenses, on a current basis, costs associated with managing hazardous substances and pollution in ongoing operations. The Partnership also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.

Insurance Reserves

The Partnership accrues for workers’ compensation, general liability and auto claims not covered under its insurance policies based upon expectations as to what its ultimate liability will be for these claims.

TG&E Customer Acquisition Expense

TG&E customer acquisition expense represents the purchase of new accounts from a third party direct marketing company for the Partnership’s natural gas and electric reseller segment. Such costs are expensed as incurred upon acquisition of new customers.

Employee Unit Incentive Plan

When applicable, the Partnership accounts for stock-based compensation arrangements in accordance with APB No. 25. Compensation costs for fixed awards on pro-rata vesting are recognized straight-line over the vesting period. The Partnership adopted an employee and director unit incentive plan to grant certain employees and directors senior subordinated limited partner units (“incentive units”), as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. Grants of incentive units vest twenty percent immediately, with the remaining amount vesting over four consecutive installments if the Partnership achieves annual targeted distributable cash flow. The Partnership records an expense for the incentive units granted, which require no cash contribution, over the vesting period for those units which are probable of being issued.

Income Taxes

The Partnership is a master limited partnership. As a result, for Federal income tax purposes, earnings or losses are allocated directly to the individual partners. Except for the Partnership’s corporate subsidiaries, no recognition has been given to Federal income taxes in the accompanying financial statements of the Partnership. While the Partnership’s corporate subsidiaries will generate non-qualifying Master Limited Partnership revenue, dividends from the corporate subsidiaries to the Partnership are generally included in the determination of qualified Master Limited Partnership income. In addition, a portion of the dividends received by the Partnership from the corporate subsidiaries will be taxable to the partners. Net earnings for financial statement purposes will differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and due to the taxable income allocation requirements of the Partnership agreement.

For most corporate subsidiaries of the Partnership, a consolidated Federal income tax return is filed. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

2)	Summary of Significant Accounting Policies—(continued)

Concentration of Revenue with Price Plan Customers

During fiscal 2003, approximately 27% of the heating oil volume sold in the Partnership’s heating oil segment was sold to individual customers under an agreement pre-establishing a fixed or maximum sales price of home heating oil over a twelve month period. The fixed or maximum price at which home heating oil is sold to these price plan customers is generally renegotiated prior to the heating season of each year based on current market conditions. The heating oil segment currently enters into derivative instruments (futures, options, collars and swaps) for a substantial majority of the heating oil it sells to these price plan customers in advance and at a fixed cost. Should events occur after a price plan customer’s price is established that increases the cost of home heating oil above the amount anticipated, margins for the price plan customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the price plan customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

Derivatives and Hedging

The Partnership primarily uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane, and natural gas. The Partnership believes it is prudent to minimize the variability and price risk associated with the purchase of home heating oil and propane, accordingly, it is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale through the use of derivative instruments when appropriate. To a lesser extent, the Partnership also hedges the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil, propane, and natural gas and (ii) hedge the downside price risk of firm purchase commitments and in some cases physical inventory on hand.

In October 2000, the Partnership adopted the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Partnership’s balance sheet and measurement of those instruments at fair value and requires that a company formally document, designate and assess the effectiveness and ineffectiveness of transactions that receive hedge accounting. Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Upon adoption of SFAS No. 133 on October 1, 2000, the Partnership recognized current assets of $12.0 million, a $1.5 million increase in net income and a $10.5 million increase in accumulated other comprehensive income all of which were recorded as a cumulative effect of a change in accounting principle.

All derivative instruments are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Partnership designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Partnership also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that is has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the Partnership continues to carry the derivative on the balance sheet at its fair value, and recognized changes in the fair value of the derivative through current-period earnings.

3)	Quarterly Distribution of Available Cash

In general, the Partnership distributes to its partners on a quarterly basis all “Available Cash.” Available Cash generally means, with respect to any fiscal quarter, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (1) provide for the proper conduct of the Partnership’s business, (2) comply with applicable law or any of its debt instruments or other agreements or (3) in certain circumstances provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters. The General Partner may not establish cash reserves for distributions to the senior subordinated units unless the General Partner has determined that in its judgment the establishment of reserves will not prevent the Partnership from distributing the Minimum Quarterly Distribution (“MQD”) on all common units and any common unit arrearages thereon with respect to the next four quarters. Certain restrictions on distributions on senior subordinated units, junior subordinated units and general partner units could result in cash that would otherwise be Available Cash being reserved for other purposes. Cash distributions will be characterized as distributions from either Operating Surplus or Capital Surplus as defined in the Partnership agreement.

The senior subordinated units, the junior subordinated units, and general partner units are each a separate class of interest in Star Gas Partners, and the rights of holders of those interests to participate in distributions differ from the rights of the holders of the common units.

The Partnership intends to distribute to the extent there is sufficient Available Cash, at least a MQD of $0.575 per common unit, or $2.30 per common unit on a yearly basis. In general, Available Cash will be distributed per quarter based on the following priorities:

•	First, to the common units until each has received $0.575, plus any arrearages from prior quarters.

•	Second, to the senior subordinated units until each has received $0.575.

•	Third, to the junior subordinated units and general partner units until each has received $0.575.

•	Finally, after each has received $0.575, available cash will be distributed proportionately to all units until target levels are met.

If distributions of Available Cash exceed target levels greater than $0.604, the senior subordinated units, junior subordinated units and general partner units will receive incentive distributions.

In August 2000, the Partnership commenced quarterly distributions on its senior subordinated units at an initial rate of $0.25 per unit. From February 2001 to July 2002, the Partnership increased the quarterly distributions on its senior subordinated units, junior subordinated units and general partner units to $0.575 per unit. In August 2002, the Partnership announced that it would decrease distributions to its senior subordinated units to $0.25 per unit and would eliminate the distributions to its junior subordinated units and general partner units. In April 2003, the Partnership announced that it would increase the distributions to its senior subordinated units to $0.575 per unit and that it would resume distributions of $0.575 per unit to its junior subordinated units and general partner units.

The subordination period will end once the Partnership has met the financial tests stipulated in the partnership agreement, but it generally cannot end before March 31, 2006. However, if the general partner is removed under some circumstances, the subordination period will end. When the subordination period ends, all senior subordinated units and junior subordinated units will convert into Class B common units on a one-for-one basis, and each common unit will be redesignated as a Class A common unit. The main difference between the Class A common units and Class B common units is that the Class B common units will continue to have the right to receive incentive distributions and additional units.

The subordination period will generally extend until the first day of any quarter after each of the following three events occur:

(1)	distributions of Available Cash from Operating Surplus on the common units, senior subordinated units, junior subordinated units and general partner units equal or exceed the sum of the minimum quarterly distributions on all of the outstanding common units, senior subordinated units, junior subordinated units and general partner units for each of the three non-overlapping four-quarter periods immediately preceding that date;

(2)	the Adjusted Operating Surplus generated during each of the three immediately preceding non-overlapping four-quarter periods equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units, senior subordinated units, junior subordinated units and general partner units during those periods on a fully diluted basis for employee options or other employee incentive compensation. This includes all outstanding units and all common units issuable upon exercise of employee options that have, as of the date of determination, already vested or are scheduled to vest before the end of the quarter immediately following the quarter for which the determination is made. It also includes all units that have as of the date of determination been earned by but not yet issued to our management for incentive compensation; and

(3)	there are no arrearages in payment of the minimum quarterly distribution on the common units.

4)	Segment Reporting

The Partnership has three reportable operating segments: retail distribution of heating oil, retail distribution of propane, reselling of natural gas and electricity. The administrative expenses for the public master limited partnership, Star Gas Partners, have not been allocated to the segments. Management has chosen to organize the enterprise under these three segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provide a clear means for evaluation of operating results.

The heating oil segment is primarily engaged in the retail distribution of home heating oil, related equipment services, and equipment sales to residential and commercial customers. It operates primarily in the Northeast and Mid-Atlantic states. Home heating oil is principally used by the Partnership’s residential and commercial customers to heat their homes and buildings, and as a result, weather conditions have a significant impact on the demand for home heating oil.

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

The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets, customers have a choice in selecting energy suppliers to power and / or heat their homes; as a result, a significant portion of this segment’s revenue is directly related to weather conditions. TG&E operates in the New York, New Jersey, Maryland and Florida, where competitors range from independent resellers, like TG&E, to large public utilities.

The public master limited partnership includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership.

4)	Segment Reporting – (continued)

The following are the statements of operations and balance sheets for each segment as of and for the periods indicated. There were no inter-segment sales.

(in thousands) Statements of Operations	Years Ended September 30,
	2002					2003
	Heating Oil	Propane	TG&E	Partners & Other	Consol.	Heating Oil	Propane	TG&E	Partners & Other	Consol.
Sales	$790,378	$195,517	$39,163	$—	$1,025,058	$1,102,968	$279,300	$81,480	$—	$1,463,748
Cost of sales	546,495	82,865	32,618	—	661,978	793,543	145,015	71,789	—	1,010,347
Delivery and branch	174,030	61,678	—	—	235,708	217,244	76,279	—	—	293,523
Deprec. and amort	40,437	16,783	1,822	7	59,049	35,535	16,958	667	—	53,160
G & A expense	13,630	8,526	15,728	4,115	41,999	22,356	10,568	7,780	17,407	58,111

Operating income (loss)	15,786	25,665	(11,005)	(4,122)	26,324	34,290	30,480	1,244	(17,407)	48,607
Net interest expense (income)	24,087	13,227	3,530	(3,342)	37,502	22,391	11,037	383	6,770	40,581
Amortization of debt issuance costs	1,197	250	—	—	1,447	1,655	194	—	383	2,232
(Gain) loss on redemption of debt	—	—	—	—	—	(212)	393	—	—	181

Income (loss) before income taxes	(9,498)	12,188	(14,535)	(780)	(12,625)	10,456	18,856	861	(24,560)	5,613
Income tax expense (benefit)	(1,700)	244	—	—	(1,456)	1,200	300	—	—	1,500

Income (loss) before cumulative change in accounting principle	(7,798)	11,944	(14,535)	(780)	(11,169)	9,256	18,556	861	(24,560)	4,113
Cumulative change in accounting principle	—	—	—	—	—	—	—	(3,901)	—	(3,901)

Net income (loss)	$(7,798)	$11,944	$(14,535)	$(780)	$(11,169)	$9,256	$18,556	$(3,040)	$(24,560)	$212

Capital Expenditures	$9,105	$5,235	$730	$—	$15,070	$12,856	$5,521	$96	$—	$18,473

Total Assets	$619,742	$442,318	$17,570	$(135,864)	$943,766	$608,509	$451,778	$17,390	$(102,067)	$975,610

(in thousands) Statements of Operations	Year Ended September 30, 2001
	Heating Oil	Propane	TG&E	Partners & Other	Consol.
Sales	$767,959	$226,340	$91,674	$—	$1,085,973
Cost of sales	563,803	124,164	83,350	—	771,317
Delivery and branch	142,968	57,091	—	—	200,059
Deprec. and amort.	28,586	13,867	1,934	9	44,396
G & A expense	10,240	6,992	14,588	9,134	40,954

Operating income (loss)	22,362	24,226	(8,198)	(9,143)	29,247
Net interest expense (income)	20,891	11,863	2,934	(1,961)	33,727
Amortization of debt issuance costs	506	231	—	—	737

Income (loss) before income taxes	965	12,132	(11,132)	(7,182)	(5,217)
Income tax expense	1,200	297	1	—	1,498

Income (loss) before cumulative change in accounting principle	(235)	11,835	(11,133)	(7,182)	(6,715)
Cumulative change in accounting principle	2,093	(229)	(398)	—	1,466

Net income (loss)	$1,858	$11,606	$(11,531)	$(7,182)	$(5,249)

Capital Expenditures	$11,979	$5,390	$318	$—	$17,687

Total Assets	$591,625	$380,826	$28,756	$(102,388)	$898,819

4)	Segment Reporting - (continued)

(in thousands) Balance Sheets	September 30, 2002					September 30, 2003
	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.	Heating Oil	Propane	TG&E	Partners & Other (1)	Consol.
ASSETS
Current assets:
Cash and cash equivalents	$49,474	$8,904	$474	$2,629	$61,481	$4,244	$5,788	$67	$12	$10,111
Receivables, net	70,063	10,669	2,720	—	83,452	84,814	15,697	5,128	—	105,639
Inventories	27,301	10,156	1,996	—	39,453	24,146	14,415	3,830	—	42,391
Prepaid expenses and other current assets	34,817	2,793	1,009	(804)	37,815	48,168	3,736	1,498	(434)	52,968

Total current assets	181,655	32,522	6,199	1,825	222,201	161,372	39,636	10,523	(422)	211,109
Property and equipment, net	66,854	174,298	740	—	241,892	75,715	186,152	434	—	262,301
Long-term portion of accounts receivable	6,672	—	—	—	6,672	6,108	1,037	—	—	7,145
Investment in subsidiaries	—	137,689	—	(137,689)	—	3,894	104,024	—	(107,918)	—
Goodwill	219,031	35,502	10,018	—	264,551	232,602	40,138	6,117	—	278,857
Intangibles, net	132,628	60,129	613	—	193,370	123,415	78,053	316	—	201,784
Deferred charges and other assets, net	12,902	2,178	—	—	15,080	5,403	2,738	—	6,273	14,414

Total assets	$619,742	$442,318	$17,570	$(135,864)	$943,766	$608,509	$451,778	$17,390	$(102,067)	$975,610

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$11,070	$5,725	$3,565	$—	$20,360	$19,428	$7,712	$3,886	$—	$31,026
Working capital Facility borrowings	23,000	—	3,195	—	26,195	6,000	6,000	—	—	12,000
Current maturities of long-term debt	60,787	10,626	700	—	72,113	12,597	10,250	—	—	22,847
Accrued expenses and other current liabilities	53,754	12,633	1,170	1,887	69,444	60,582	9,222	841	12,552	83,197
Due to affiliate	(293)	(3,321)	2,855	759	—	(8,732)	(7,600)	6,348	9,984	—
Unearned service contract revenue	30,549	—	—	—	30,549	31,023	1,013	—	—	32,036
Customer credit balances	49,346	16,487	4,750	—	70,583	49,258	25,458	2,842	—	77,558

Total current liabilities	228,213	42,150	16,235	2,646	289,244	170,156	52,055	13,917	22,536	258,664
Long-term debt	230,384	166,349	—	—	396,733	191,380	110,850	—	197,111	499,341
Due to affiliate	—	—	—	—	—	116,417	—	—	(116,417)	—
Other long-term liabilities	23,456	2,069	—	—	25,525	26,532	1,297	—	—	27,829
Partners’ Capital:
Equity Capital	137,689	231,750	1,335	(138,510)	232,264	104,024	287,576	3,473	(205,297)	189,776

Total liabilities and Partners’ Capital	$619,742	$442,318	$17,570	$(135,864)	$943,766	$608,509	$451,778	$17,390	$(102,067)	$975,610

(1)	The Partner and Other amounts include the balance sheets of the Public Master Limited Partnership, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

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

As part of the business process redesign project, in fiscal 2003, the heating oil segment consolidated certain heating oil operational activities and also outsourced the area of customer relationship management as both a business improvement and cost reduction strategy. The heating oil segment recognized $2.0 million of general and administrative expenses, which related to employee termination benefits and separation costs for its business implementation redesign project during the fiscal 2003.

The following table sets forth the components of the heating oil segment’s accruals and activity for the year ended September 30, 2003:

(in millions)	Employee Separation Costs
Balance at September 30, 2002	$—
Fiscal 2003 employee termination benefits and separation costs	2.0
Cash payments	(1.3)

Balance at September 30, 2003	$0.7

The employee termination benefits and separation costs related to the business redesign project totaled $2.0 million. The heating oil segment recorded these costs during fiscal 2003 in general and administrative expenses.

6)	Inventories

The components of inventory were as follows:

	September 30,
(in thousands)	2002	2003
Propane gas and other fuels	$6,175	$9,262
Propane appliances and equipment	3,981	5,153
Heating oil and other fuels	15,555	11,294
Fuel oil parts and equipment	11,746	12,852
Natural gas	1,996	3,830

	$39,453	$42,391

Inventory Derivative Instruments

The Partnership periodically hedges a portion of its home heating oil, propane and natural gas purchases and sales through futures, options, collars and swap agreements.

To hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its price plan customers, the Partnership at September 30, 2003 had outstanding 67.1 million gallons of futures contracts to buy heating oil with a notional value of $51.5 million and a fair value of $1.2 million; 140.1 million gallons of option contracts to buy heating oil with a notional value of $106.8 million and a fair value of $9.2 million. The contracts expire at various times with no contract expiring later than June 30, 2004. The Partnership recognizes the fair value of these derivative instruments as assets.

To hedge a substantial portion of the purchase price associated with propane gallons anticipated to be sold to its fixed price customers, the Partnership at September 30, 2003 had outstanding swap contracts to buy 17.2 million gallons of propane with a notional value of $9.4 million and a fair value totaling a negative $0.5 million; 3.9 million gallons of option contracts to buy propane with a notional value of $2.3 million and a fair value of $0.1 million and 7.7 million gallons of option contracts to sell propane with a notional value of $3.9 million and a fair value of $0.2 million. The contracts expire at various times with no contracts expiring later than June 30, 2004. The Partnership recognizes the fair value of these derivative instruments as assets.

For the year ended September 30, 2002, the Partnership has recognized the following for derivative instruments designated as cash flow hedges: $29.3 million loss in earnings due to instruments expiring during the current year, $4.9 million gain in accumulated other comprehensive income due to the effective portion of derivative instruments outstanding at September 30, 2002, and less than $0.1 million gain in earnings due to hedge ineffectiveness for derivative instruments outstanding during the year ended September 30, 2002. For derivative instruments accounted for as fair value hedges, the Partnership recognized a $2.2 million gain in earnings due to instruments expiring during the current year, and a $0.1 million loss in earnings for the change in the fair value of derivative instruments outstanding at September 30, 2002. For derivative instruments not designated as hedging instruments, the Partnership recognized a $0.4 million gain in earnings due to instruments expiring during the year, and a $0.1 million gain for the change in fair value of derivative instruments outstanding at September 30, 2002.

For the year ended September 30, 2003, the Partnership had recognized the following for derivative instruments designated as cash flow hedges: $14.3 million gain in earnings due to instruments which expired during the fiscal year ended September 30, 2003, $0.5 million loss in accumulated other comprehensive income due to the effective portion of derivative instruments outstanding at September 30, 2003, $0.3 million loss due to hedge ineffectiveness for derivative instruments outstanding during the year ended September 30, 2003. For derivative instruments accounted for as fair value hedges, the Partnership recognized a $0.2 million loss in earnings due to instruments which expired during the fiscal year ended September 30, 2003, and a $0.2 million loss in earnings for the change in the fair value of derivative instruments outstanding during the year ended September 30, 2003. For derivative instruments not designated as hedging instruments, the Partnership recognized a $2.5 million loss in earnings due to instruments which expired during the fiscal year ended September 30, 2003, and a $0.3 million loss for the change in fair value of derivative instruments outstanding at September 30, 2003.

The Partnership recorded $9.9 million for the fair value of its derivative instruments, to other current assets, at September 30, 2003. The balance in accumulated other comprehensive income for effective cash flow hedges is expected to be reclassified into earnings, through cost of goods sold, over the next 12 months.

7)	Property, Plant and Equipment

The components of property, plant and equipment and their estimated useful lives were as follows:

	September 30,		Estimated Useful Lives
(in thousands)	2002	2003
Land	$20,620	$22,820
Buildings and leasehold improvements	32,427	39,227	4 - 30 years
Fleet and other equipment	61,194	71,648	3 - 30 years
Tanks and equipment	178,612	191,060	8 - 30 years
Furniture and fixtures	38,309	50,340	3 - 12 years

Total	331,162	375,095
Less accumulated depreciation	89,270	112,794

Property and equipment, net	$241,892	$262,301

8)	Goodwill and Other Intangibles Assets

On October 1, 2002, Star Gas adopted the provisions of SFAS No. 142, which required the Partnership to discontinue amortizing goodwill. SFAS No. 142 also requires that goodwill be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. The Partnership performed its annual impairment review during its fourth fiscal quarter of 2003, and it will continue to perform this annual review each year during its fourth fiscal quarter.

Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership’s reporting units are consistent with the operating segments identified in Note 4 – Segment Reporting.

Upon adoption of SFAS No. 142 in the first fiscal quarter of 2003, the Partnership recorded a non-cash charge of approximately $3.9 million to reduce the carrying value of its goodwill for its TG&E segment. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s consolidated statement of operations for the fiscal year ended September 30, 2003. In calculating the impairment charge, the fair value of the reporting units were estimated using a discounted cash flow methodology.

A summary of changes in the Partnership’s goodwill during the year ended September 30, 2003, by business segment is as follows (in thousands):

	Heating Oil Segment	Propane Segment	TG&E Segment	Total
Balance as of October 1, 2002	$219,031	$35,502	$10,018	$264,551
Fiscal 2003 acquisitions	13,571	4,636	—	18,207
Fiscal 2003 impairment charge	—	—	(3,901)	(3,901)

Balance as of September 30, 2003	$232,602	$40,138	$6,117	$278,857

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2002			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	$257,284	$70,332	$186,952	$292,213	$95,451	$196,762
Covenants not to compete	12,343	5,925	6,418	12,959	7,937	5,022

	$269,627	$76,257	$193,370	$305,172	$103,388	$201,784

8)	Goodwill and Other Intangibles Assets (continued)

The Partnership’s results for the fiscal years ended September 30, 2001 and 2002 on a historic basis did not reflect the impact of the provisions of SFAS No. 142. Had the Partnership adopted SFAS No. 142 on October 1, 2000, the unaudited pro forma effect on Basic and Diluted net income (loss) and Limited Partners’ interest in net income (loss) would have been as follows:

	Net Income (Loss)			Basic and Diluted Net Income (Loss) Per Unit
	2001	2002	2003	2001	2002	2003
(in thousands, except per unit data)
As reported: Net Income (loss)	$(5,249)	$(11,169)	$212	$(0.23)	$(0.39)	$0.01
Add: Goodwill amortization	7,887	8,275	—	0.35	0.29	—
Income tax impact	—	—	—	—	—	—

Adjusted: Net Income (loss)	2,638	(2,894)	212	0.12	(0.10)	0.01
General Partner’s interest in net income (loss)	38	(30)	2	—	—	—

Adjusted: Limited Partners’ interest in net income	$2,600	$(2,864)	$210	$0.12	$(0.10)	$0.01

Amortization expense for intangible assets was $18.2 million, $26.4 million and $27.1 million for the fiscal years ended September 30, 2001, 2002 and 2003, respectively. Total estimated annual amortization expense related to other intangible assets subject to amortization, for the year ended September 30, 2004 and the four succeeding fiscal years ended September 30, is as follows (in thousands of dollars):

Amount
2004	$29,733
2005	29,298
2006	28,105
2007	27,453
2008	25,514

9)	Long-Term Debt and Bank Facility Borrowings

Long-term debt consisted of the following at the indicated dates:

	September 30.
(in thousands)	2002	2003
Star Gas
10.25% Senior Notes (a)	$—	$197,111

Propane Segment:
8.04% First Mortgage Notes (b)	74,375	61,500
7.17% First Mortgage Notes (b)	11,000	—
8.70% First Mortgage Notes (b)	27,500	27,500
7.89% First Mortgage Notes (b)	29,500	17,500
Acquisition Facility Borrowings (c)	20,400	12,600
Parity Debt Facility Borrowings (c)	14,200	2,000
Working Capital Facility Borrowings (c)	—	6,000

Heating Oil Segment:
7.92% Senior Notes (d)	90,000	61,000
9.0% Senior Notes (e)	45,273	—
8.25% Senior Notes (f)	109,068	77,292
8.96% Senior Notes (g)	40,000	30,000
Working Capital Facility Borrowings (h)	23,000	6,000
Acquisition Facility Borrowings (h)	—	33,000
Acquisition Notes Payable (i)	3,815	931
Subordinated Debentures (j)	3,015	1,754

TG&E Segment:
Working Capital Facility Borrowings (k)	3,195	—
Acquisition Facility Borrowings (k)	700	—

Total debt	495,041	534,188
Less current maturities	(72,113)	(22,847)
Less working capital facility borrowings	(26,195)	(12,000)

Total long-term portion debt	$396,733	$499,341

(a)	On February 6, 2003, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $200.0 million face value Senior Notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on August 15, 2003. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium, as defined. These notes were priced at 98.466% for total gross proceeds of $196.9 million. The Partnership also incurred $7.2 million of fees and expenses in connection with the issuance of these notes resulting in net proceeds of $189.7 million. During the year ended September 30, 2003, the Partnership used $169.0 million from the proceeds of the 10.25% Senior Notes to repay existing long-term debt and working capital facility borrowings, $17.7 million for acquisitions, $3.0 million for capital expenditures, and recognized a $0.2 million loss on redemption of debt. The debt discount related to the issuance of the 10.25% Senior Notes was $3.1 million and will be amortized and included in interest expense through February 2013.
(b)	In December 1995, Star Gas Propane assumed $85.0 million of first mortgage notes (the “First Mortgage Notes”) with an annual interest rate of 8.04% in connection with the initial Partnership formation. In January 1998, Star Gas Propane issued an additional $11.0 million of First Mortgage Notes with an annual interest rate of 7.17%. In March 2000, Star Gas Propane issued $27.5 million of 8.70% First Mortgage Notes. In March 2001, Star Gas issued $29.5 million of First Mortgage Notes with an average annual interest rate of 7.89% per year. Obligations under the First Mortgage Note Agreements are secured, on an equal basis with Star Gas Propane’s obligations under the Star Gas Propane Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of Star Gas Propane. The First Mortgage Notes requires semiannual payments, without premium on the principal thereof, which began on March 15, 2001 and have a final maturity of March 30, 2015. Interest on the First Mortgage Notes is payable semiannually in March and September. The First Mortgage Note Agreements contain various restrictive and affirmative covenants applicable to Star Gas Propane; the most restrictive of these covenants relate to the incurrence of additional indebtedness and restrictions on dividends, certain investments, guarantees, loans, sales of assets and other transactions. In fiscal 2003, the Propane segment repaid $11.0 million of its 7.17% First Mortgage Notes, $12.9 million of its 8.04% First Mortgage Notes and $12.0 million of its 7.89% First Mortgage Notes from the net proceeds of the $200.0 million Senior Note issuance.

9)	Long-Term Debt and Bank Facility Borrowings (continued)

(c)	The Star Gas Propane Bank Credit Facilities currently consist of a $25.0 million Acquisition Facility, a $25.0 million Parity Debt Facility and a $24.0 million Working Capital Facility. At September 30, 2003, there was $12.6 million of borrowings outstanding under its Acquisition Facility, $6.0 million borrowed under the Working Capital Facility and $2.0 million of borrowings outstanding under its Parity Debt Facility. The agreement governing the Bank Credit Facilities contains covenants and default provisions generally similar to those contained in the First Mortgage Note Agreements. The Bank Credit Facilities bear interest at a rate based upon the London Interbank Offered Rate plus a margin (as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments which amounted to $0.1 million, $0.2 million and $0.2 million during fiscal 2001, 2002 and 2003, respectively. For fiscal 2002 and 2003, the weighted average interest rate on borrowings under these facilities was 4.2% and 4.0%, respectively. At September 30, 2003, the interest rate on the borrowings outstanding was 4.6%. Borrowings under the Working Capital Facility requires a minimum period of 30 consecutive days during each fiscal year that the facility will have no amount outstanding. This facility will expire on September 30, 2006. Borrowings under the Acquisition and Parity Debt Facilities will revolve until September 30, 2006, after which time any outstanding loans thereunder, will amortize in eight equal quarterly principal payments with a final payment due on September 30, 2008.
(d)	The Petro 7.92% Senior Secured Notes were issued in six separate series in a private placement to institutional investors as part of its acquisition by the Partnership. The Senior Secured Notes are guaranteed by Star Gas Partners and are secured equally and ratably with Petro’s existing senior debt and bank credit facilities by Petro’s cash, accounts receivable, notes receivable, inventory and customer list. Each series of Senior Secured Notes will mature between April 1, 2003 and April 1, 2014. Only interest on each series is due semiannually. On the last interest payment date for each series, the outstanding principal amount is due and payable in full. The note agreements for the senior secured notes contain various negative and affirmative covenants. The most restrictive of the covenants include restrictions on payment of dividends or other distributions by Star Gas Partners if certain ratio tests as defined in the note agreement are not achieved. On February 6, 2003 and April 1, 2003, the heating oil segment repaid $18.0 million and $11.0 million, of its 7.92% Senior Notes from the net proceeds of the $200.0 million Senior Note issuance, respectively.
(e)	The Petro 9.0% Senior Secured Notes, which pay interest semiannually, were issued under agreements that are substantially identical to the agreements under which the $90.0 million of Senior Secured Notes were issued, including negative and affirmative covenants. The 9.0% Senior Notes were guaranteed by Star Gas Partners. The notes had a final maturity payment of $45.3 million which was paid on October 1, 2002.
(f)	The Petro Senior Notes bear an average interest rate of 8.25%. These Senior Notes pay interest semiannually and were issued under agreements that are substantially identical to the agreement under which the 7.92% and 9.0% Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. The largest series has an annual interest rate of 8.05% and a maturity date of August 1, 2006 in the amount of $73.0 million. The remaining series bear an annual interest rate of 8.73% and are due in equal annual sinking fund payments due August 1, 2009 and ending on August 1, 2013.

In March 2002, the heating oil segment entered into two interest rate swap agreements designed to hedge $73.0 million in underlying fixed rate senior note obligations. The swap agreements required the counterparties to pay an amount based on the stated fixed interest rate (annual rate 8.05%) pursuant to the senior notes for an aggregate $2.9 million due every six months on August 1 and February 1. In exchange, the heating oil segment was required to make semi-annual floating interest rate payments on August 1st and February 1st based on an annual interest rate equal to the 6 month LIBOR interest rate plus 2.83% applied to the same notional amount of $73.0 million. The swap agreements were recognized as fair value hedges. Amounts to be paid or received under the interest rate swap agreements were accrued and recognized over the life of the agreements as an adjustment to interest expense. At September 30, 2002, Petro recognized a $6.1 million increase in the fair value of its interest rate swaps which is recorded in other assets with the fair value of long-term debt increasing by a corresponding amount at that date. On October 17, 2002, Petro signed mutual termination agreements of its interest rate swap transactions and received $4.8 million which was reflected as a basis adjustment to the fair values of the related debt and is being amortized using the effective yield over the remaining lives of the swap agreements as a reduction of interest expense.

On February 6, 2003, the Heating Oil segment repaid $26.0 million, of its 8.25% Senior Notes from the net proceeds of the $200.0 million Senior Note issuance.

In September 2003, the heating oil segment entered into an interest rate swap agreement designed to hedge $55.0 million in underlying fixed rate senior note obligations. The swap agreement, which will expire on August 1, 2006, requires the counterparty to pay an amount based on the stated fixed interest rate (annual rate 8.05%) pursuant to the senior notes for $2.2 million due every six months on August 1 and February 1. In exchange, the heating oil segment is required to make semi-annual floating interest rate payments on August 1 and February 1 based on an annual interest rate equal to the 6 month LIBOR interest rate plus 5.52% applied to the same notional amount of $55.0 million. The swap agreements are recognized as fair value hedges. Amounts to be paid or received under the interest rate swap agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At September 30, 2003, Petro recognized a $0.3 million increase in the fair value of its interest rate swaps which is recorded in other assets with the fair value of long term debt increasing by a corresponding amount.

9)	Long-Term Debt and Bank Facility Borrowings (continued)

(g)	The Petro 8.96% Senior Notes which pay interest semiannually, were issued under agreements that are substantially identical to the agreements under which the Partnership’s other Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. These notes were issued in three separate series. The largest series has annual sinking fund payments of $2.9 million due beginning November 1, 2004 and ending November 1, 2010. The other two series are due on November 1, 2004 and November 1, 2005. On February 6, 2003, the Heating Oil segment repaid $10.0 million, of these Senior Notes that was due on November 1, 2004, from the net proceeds of the $200.0 million Senior Note issuance.
(h)	The Petro Bank Facilities consist of three separate facilities; a $115.5 million working capital facility, a $27.5 million insurance letter of credit facility and a $50.0 million acquisition facility. At September 30, 2003, there was $6.0 million of borrowings under the working capital facility, $26.9 million of the insurance letter of credit facility was used, and $33.0 million outstanding under the acquisition facility. The working capital facility and letter of credit facility will expire on June 30, 2004. Amounts outstanding under the acquisition facility on June 30, 2004 will convert to a term loan which will be payable in eight equal quarterly principal payments with a final payment due on June 30, 2006. Amounts borrowed under the working capital facility are subject to a requirement to maintain a zero balance for 45 consecutive days during the period from April 1 to September 30 of each year. In addition, each facility will bear an interest rate that is based on either the LIBOR or another base rate plus a set percentage. The bank facilities agreement contains covenants and default provisions generally similar to those contained in the note agreement for the Senior Secured Notes with additional covenants. The Partnership is required to pay a commitment fee, which amounted to $1.0 million and $0.9 million for the years ended September 30, 2002 and 2003, respectively. For the years ended September 30, 2002 and 2003, the weighted average interest rate for borrowings under these facilities was 4.09% and 3.4%, respectively. As of September 30, 2003, the interest rate on the borrowings outstanding was 2.9%
(i)	These Petro notes were issued in connection with the purchase of fuel oil dealers and other notes payable and are due in monthly and quarterly installments. Interest is at various rates ranging from 5% to 15% per annum, maturing at various dates through 2007.
(j)	These Petro Subordinated Debentures consist of $1.3 million 10 1/8% subordinated notes due April 1, 2003, $0.7 million of 9 3/8% Subordinated Notes due February 1, 2006, and $1.1 million of 12 1/4% subordinated notes due February 1, 2005. In October 1998, the indentures under which the 10 /18%, 9 3/8% and 12 1/4% subordinated notes were issued were amended to eliminate substantially all of the covenants provided by the indentures. On April 1, 2003, the heating oil segment repaid $1.3 million of 10 1/8% subordinated debentures that was due on April 1, 2003 from the net proceeds of the $200.0 million senior note issuance.
(k)	At September 30, 2002, TG&E’s Bank Facilities consisted of a $3.0 million Acquisition Facility and a $15.4 million Working Capital Facility and were secured by substantially all of the assets of TG&E. At September 30, 2002, $0.7 million and $3.2 million was borrowed under the Acquisition Facility and Working Capital Facility, respectively. The Partnership was required to pay a fee for unused commitments, which amounted to less than $0.1 million for fiscal 2002. For fiscal 2002, the weighted average interest rate on borrowings under these facilities was 5.1%. At September 30, 2002, the interest rate on the borrowings outstanding was 4.8%. In October 2002, TG&E repaid the Bank Facility borrowings. On October 31, 2002, the Partnership contributed the stock of TG&E to Petro, thus making TG&E a wholly owned subsidiary of Petro. As of October 31, 2002, all of TG&E’s bank facility borrowing agreements were terminated.

As of September 30, 2003, the Partnership was in compliance with all debt covenants. As of September 30, 2003, the maturities including working capital borrowings during fiscal years ending September 30 are set forth in the following table:

(in thousands)
2004	$34,847
2005	40,921
2006	94,067
2007	45,992
2008	22,900
Thereafter	295,461

10)	Acquisitions

In August 2001, the Partnership completed the purchase of Meenan Oil Co., Inc., believed to be the third largest home heating oil dealer in the United States for $131.8 million. During fiscal 2001, the Partnership also purchased twelve other heating oil dealers for $52.2 million. In addition to these thirteen unaffiliated oil dealers, acquired during fiscal 2001, the Partnership also acquired nine retail propane dealers for $60.8 million.

During fiscal 2002, the Partnership acquired four retail heating oil dealers and seven retail propane dealers. The aggregate purchase price was approximately $48.4 million.

During fiscal 2003, the Partnership acquired three retail heating oil dealers and seven retail propane dealers. The aggregate purchase price was approximately $84.4 million.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for the fiscal 2001, fiscal 2002 and fiscal 2003 acquisitions.

(in thousands)	2001	2002	2003	Useful Lives
Land	$7,002	$1,466	$2,062	—
Buildings	8,816	1,950	5,844	30 years
Furniture and equipment	2,236	750	1,321	10 years
Fleet	14,995	2,919	10,064	3-30 years
Tanks and equipment	30,753	10,583	9,251	5-30 years
Customer lists	84,976	20,603	34,937	6-15 years
Restrictive covenants	4,742	650	616	5 years
Goodwill	84,401	8,429	18,207	0-25 years
Working capital	6,911	1,024	2,089	—

Total	$244,832	$48,374	$84,391

The acquisitions were accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as goodwill in the Consolidated Balance Sheets. Sales and net income have been included in the Consolidated Statements of Operations from the respective dates of acquisition. The weighted average useful lives of customer lists acquired in fiscal 2001, fiscal 2002 and fiscal 2003 are 10 years, 14 years and 12 years, respectively.

The following unaudited pro forma information presents the results of operations of the Partnership, including the acquisitions previously described, as if the acquisitions had been acquired on October 1, of the year preceding the year of purchase. This pro forma information is presented for informational purposes; it is not indicative of future operating performance.

	Years Ended September 30,
in thousands (except per unit data)	2001	2002	2003
Sales	$1,502,271	$1,163,455	$1,596,760

Net income (loss)	$20,859	$(8,536)	$11,938
General Partner’s interest in net income (loss)	262	(88)	112

Limited Partners’ interest in net income (loss)	$20,597	$(8,448)	$11,826

Basic net income (loss) per limited partner unit	$0.63	$(0.25)	$0.36

Diluted net income (loss) per limited partner unit	$0.63	$(0.25)	$0.36

11)	Employee Benefit Plans

Propane Segment

The propane segment has a 401(k) plan, which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 15.0% of compensation. The propane segment contributes to non-union participants a matching amount up to a maximum of 3.0% of compensation. Aggregate matching contributions made to the 401(k) plan during fiscal 2001, 2002 and 2003 were $0.4 million, $0.5 million and $0.6 million, respectively. For the fiscal years 2001, 2002 and 2003 the propane segment made contributions on behalf of its union employees to union sponsored defined benefit plans of $0.5 million, $0.8 million and $0.9 million, respectively.

Heating Oil Segment

The heating oil segment has a 401(k) plan, which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% core contribution of a participant’s compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation. The Partnership’s aggregate contributions to the heating oil segment’s 401(k) plan during fiscal 2001, 2002 and 2003 were $3.4 million, $4.6 million and $5.2 million, respectively.

As a result of the Petro acquisition, the Partnership assumed Petro’s pension liability. Effective December 31, 1996, the heating oil segment consolidated all of its defined contribution pension plans and froze the benefits for non-union personnel covered under defined benefit pension plans. In 1997, the heating oil segment froze the benefits of its New York City union defined benefit pension plan as a result of operation consolidations. Benefits under the frozen defined benefit plans were generally based on years of service and each employee’s compensation. As part of the Meenan acquisition, the Partnership assumed the pension plan obligations and assets for Meenan’s company sponsored plan. This plan was frozen and merged into the Partnership’s defined benefit pension for non-union personnel as of January 1, 2002. The Partnership’s pension expense for all defined benefit plans during fiscal 2001, 2002 and 2003 were $0.2 million, $0.1 million and $1.6 million, respectively.

11)	Employee Benefit Plans (continued)

The following tables provide a reconciliation of the changes in the heating oil segment’s plan benefit obligations, fair value of assets, and a statement of the funded status at the indicated dates:

	Years Ended September 30,
(in thousands)	2002	2003
Reconciliation of Benefit Obligations
Benefit obligations at beginning of year	$57,143	$58,164
Service cost	—	—
Interest cost	3,893	3,810
Actuarial loss	5,579	5,796
Benefit payments	(4,452)	(5,681)
Settlements	(22)	(85)
Meenan’s benefit obligations assumed	(3,977)	—

Benefit obligation at end of year	$58,164	$62,004

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$47,373	$42,847
Actual return on plan assets	(3,025)	6,207
Employer contributions	2,973	9,107
Benefit payments	(4,452)	(5,681)
Settlements	(22)	(85)

Fair value of plan assets at end of year	$42,847	$52,395

Funded Status
Benefit obligation	$58,164	$62,004
Fair value of plan assets	42,847	52,395
Amount included in accumulated other comprehensive income	(15,745)	(17,214)
Unrecognized net actuarial loss	15,745	17,214

Accrued benefit cost	$(15,317)	$(9,609)

	Years Ended September 30,
(in thousands)	2001	2002	2003
Components of Net Periodic Benefit Cost
Service cost	$36	$—	$—
Interest cost	1,720	3,893	3,810
Expected return on plan assets	1,795	4,085	3,542
Net amortization	240	291	1,288
Settlement loss	—	22	4

Net periodic benefit cost	$201	$121	$1,560

Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation as of the period indicated
Discount rate	7.25%	6.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.25%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market–related value of plan assets determined using fair value.

The Partnership recorded an additional minimum pension liability for underfunded plans of $15.7 million and $17.2 million as of September 30, 2002, and September 30, 2003, respectively, representing the excess of unfunded accumulated benefit obligations over plan assets. A corresponding amount is recognized as a reduction of partner’s capital through a charge to accumulated other comprehensive income.

In addition, the heating oil segment made contributions to union-administered pension plans of $4.6 million for fiscal 2001, $5.4 million for fiscal 2002 and $5.8 million for fiscal 2003.

12)	Income Taxes

Income tax expense (benefit) was comprised of the following for the indicated periods:

	Years Ended September 30,
(in thousands)	2001	2002	2003
Current:
Federal	$—	$(2,200)	$—
State	1,498	744	1,500
Deferred	—	—	—

	$1,498	$(1,456)	$1,500

The passage of the “Job Creation and Worker Assistance Act of 2002”, increased the Alternative Minimum Tax Net Operating Loss Deduction limitation from 90% to 100% for net operating losses generated in 2001 and 2002. The tax law change resulted in the recovery of alternative minimum taxes previously paid in the amount of approximately $2.2 million.

The sources of the deferred income tax expense (benefit) and the tax effects of each were as follows:

	Years Ended September 30,
(in thousands)	2002	2003
Depreciation	$1,071	$(1,712)
Amortization expense	(3,379)	(1,267)
Vacation expense	(47)	63
Restructuring expense	81	41
Bad debt expense	1,030	1,800
Hedge accounting	(772)	(132)
Supplemental benefit expense	120	127
Pension contribution	973	2,628
Other, net	6	(36)
Recognition of tax benefit of net operating loss to the extent of current and previous recognized temporary differences	(13,570)	(4,422)
Change in valuation allowance	14,487	2,910

	$—	$—

The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 2002 and September 30, 2003 using current rates are as follows:

	Years Ended September 30,
(in thousands)	2002	2003
Deferred Tax Assets:
Net operating loss carryforwards	$41,903	$46,325
Vacation accrual	2,074	2,011
Restructuring accrual	173	132
Bad debt expense	4,591	2,791
Supplemental benefit expense	127	—
Amortization	1,233	2,500
Excess of book over tax hedge accounting	—	122
Other, net	81	117

Total deferred tax assets	50,182	53,998
Valuation allowance	(38,820)	(41,730)

Net deferred tax assets	$11,362	$12,268

Deferred Tax Liabilities:
Depreciation	$8,125	$6,413
Pension contribution	3,227	5,855
Hedge accounting	10	—

Total deferred tax liabilities	$11,362	$12,268

Net deferred taxes	$—	$—

12)	Income Taxes - (continued)

In order to fully realize the net deferred tax assets the Partnership’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based upon the level of current taxable income and projections of future taxable income of the Partnership’s corporate subsidiaries over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will not realize the full benefit of its deferred tax assets, at September 30, 2003 and 2002.

At September 30, 2003, the Partnership had net income tax loss carryforwards for Federal income tax reporting purposes of approximately $115.8 million of which approximately $39.9 million are limited in accordance with Federal income tax law. The losses are available to offset future Federal taxable income through 2023.

13)	Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment.

The future minimum rental commitments at September 30, 2003, under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

(in thousands)	Heating Oil Segment	Propane Segment	Total
2004	$7,839	$925	$8,764
2005	6,897	745	7,642
2006	5,748	677	6,425
2007	4,049	636	4,685
2008	1,671	488	2,159
Thereafter	22,182	1,975	24,157

Total minimum lease payments	$48,386	$5,446	$53,832

The propane segment leased its Seymour, Indiana underground storage facility to TEPPCO Partners, L.P. effective May 2003. This agreement provides TEPPCO Partners, L.P. storage capacity of 21 million gallons at any one time in this facility. This agreement provides the propane segment storage capacity of 21 million gallons at any one time in TEPPCO Partners, L.P.’s pipeline system. The agreement also requires TEPPCO Partners, L.P., to pay the propane segment $0.2 million annually. This lease agreement will expire on December 31, 2005.

The Partnership’s rent expense for the fiscal years ended September 30, 2001, 2002 and 2003 was $9.0 million, $13.0 million and $14.4 million, respectively.

14)	Unit Grants

In June 2000, the Partnership granted 565 thousand restricted senior subordinated units to management and outside directors. These units were granted under the Partnership’s Employee and Director Incentive Unit Plans. One-fifth of the units immediately vested with the remaining units vesting annually in four equal installments if the Partnership achieves specified performance objectives for each of the respective fiscal years. The units for fiscal 2001 and 2003 were vested while the units for fiscal 2002 were not vested since the Partnership did not meet its specified objectives for that year.

In September 2000, the Partnership granted 436 thousand senior subordinated unit appreciation rights (“UARs”) and 87 thousand restricted senior subordinated units to Irik P. Sevin. The unit appreciation rights are fully vested as of December 1, 2003. Mr. Sevin will be entitled to receive payment in cash for these rights equal to the excess of the fair market value of a senior subordinated unit on the date exercisable over the exercise price. The grant of restricted senior subordinated units will vest in four equal installments on December 1 of 2001 through 2004. Distributions on the restrictive units will accrue to the extent declared.

In December 2001, the Partnership granted 25 thousand restricted common units to Mr. Sevin. The grant of restricted common units will vest in four equal installments on January 1 of 2002 through 2005. Distributions on the restrictive units will accrue to the extent declared.

In fiscal 2002, the Partnership granted an additional 54 thousand restricted senior subordinated unit appreciation rights to a certain member of management. One-quarter of these units immediately vested with the remaining units vesting annually in three equal installments.

In fiscal 2003, the Partnership granted an additional 257 thousand restricted senior subordinated unit appreciation rights to management and outside directors. One-third of these units immediately vested with the remaining units vesting annually in two equal installments.

14)	Unit Grants - (continued)

The following table summarizes information concerning Common and Senior Subordinated Unit Appreciation Rights of the Partnership outstanding at September 30, 2003:

	Price	Number of Units Outstanding	Average Period to Payment Date
	$7.6259	54,715	1.3 years
	$7.8536	381,304	1.3 years
	$10.1800	4,500	1.1 years
	$10.7000	217,341	2.0 years
	$11.0500	10,000	1.6 years
	$20.9000	54,472	2.0 years
	$21.0000	25,000	1.6 years

Total/Average	$10.1122	747,332	1.6 years

The Partnership recorded $3.3 million, $0.4 million and $2.6 million of general and administrative expense for restricted unit grants during fiscal years ended September 30, 2001, September 30, 2002 and September 30, 2003, respectively. The Partnership recorded expense of $2.2 million, income of $1.3 million and expense of $6.4 million of general and administrative expense for unit appreciation rights during fiscal years 2001, 2002 and 2003, respectively.

15)	Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2001	2002	2003
Cash paid during the period for:
Income taxes	$1,298	$1,869	$1,326
Interest	31,145	36,962	41,973

Non-cash investing activities:
Acquisitions:
Increase in property and equipment, net	—	(95)	—
(Increase) decrease in intangibles and other asset	(12,526)	945	—
Increase (decrease) in assumed pension obligation	5,784	(3,977)	—
Increase (decrease) in accrued expense	6,742	(3,615)	—
Increase of subordinated unitholders capital	—	6,742	—

Non-cash financing activities:
Decrease (increase) in other asset for interest rate swaps	—	(6,068)	748
Increase (decrease) in long-term debt for interest rate swaps	—	6,068	(927)
Increase in long-term debt for amortization of debt discount	—	—	179
Decrease in long-term debt in connection with TG&E’s minority interest transfer	—	(563)	—
Decrease in intangibles in connection with TG&E’s minority interest transfer	—	563	—

16)	Commitments and Contingencies

In the ordinary course of business, the Partnership is threatened with, or is named in, various lawsuits. In the opinion of management, the Partnership is not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership’s result of operations, financial position or liquidity.

17)	Disclosures About the Fair Value of Financial Instruments

Cash, Accounts Receivable, Notes Receivable, Inventory Derivative Instruments, Interest Rate Swaps, Working Capital Facility Borrowings, and Accounts Payable

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt

The fair values of each of the Partnership’s long-term financing instruments, including current maturities, are based on the amount of future cash flows associated with each instrument, discounted using the Partnership’s current borrowing rate for similar instruments of comparable maturity.

The estimated fair value of the Partnership’s long-term debt is summarized as follows:

	At September 30, 2002		At September 30, 2003
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$468,846	$475,795	$522,188	$555,832

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

18)	Subsequent Events

Cash Distribution

On October 31, 2003, the Partnership announced that it would pay cash distributions of $0.575 on all units for the quarter ended September 30, 2003. The distributions, totaling $19.8 million, were paid on November 14, 2003 to holders of record as of November 10, 2003.

Petro -Bank Credit Facilities

On December 22, 2003, the heating oil segment entered into a new credit agreement consisting of three facilities totaling $235.0 million having a maturity date June 30, 2006. These facilities consist of a $150.0 million revolving credit facility, the proceeds of which are to be used for working capital purposes, a $35.0 million revolving credit facility, the proceeds of which are to be used for the issuance of standby letters of credit in connection with surety, worker’s compensation and other financial guarantees, and a $50.0 million revolving credit facility, the proceeds of which are to be used to finance or refinance certain acquisitions and capital expenditures, for the issuance of letters of credit in connection with acquisitions and, to the extent that there is insufficient availability under the working capital facility. These facilities will refinance and replace the existing credit agreements, which totaled $193.0 million. The former facilities consisted of a working capital facility and an insurance letter of credit facility that were due to expire on June 30, 2004. These new facilities also replaced the heating oil segments acquisition facility that was due to convert to a term loan on June 30, 2004.

19)	Earnings Per Limited Partner Units

	Years Ended September 30,
(in thousands, except per unit data)	2001	2002	2003
Income (loss) before cumulative effect of change in accounting principle per Limited Partner unit:
Basic	$(.30)	$(.38)	$.12
Diluted	$(.30)	$(.38)	$.12

Cumulative effect of change in accounting principle per Limited Partner unit:
Basic	$.07	$—	$(.12)
Diluted	$.07	$—	$(.12)

Net income (loss) per Limited Partner unit:
Basic	$(.23)	$(.38)	$.01
Diluted	$(.23)	$(.38)	$.01

Basic Earnings Per Unit:
Net income (loss)	$(5,249)	$(11,169)	$212
Less: General Partners’ interest in net income (loss)	(75)	(116)	2

Limited Partner’s interest in net income (loss)	$(5,174)	$(11,053)	$210

Common Units	19,406	25,342	29,175
Senior Subordinated Units	2,688	3,103	3,139
Junior Subordinated Units	345	345	345

Weighted average number of Limited Partner units outstanding	22,439	28,790	32,659

Basic earnings (losses) per unit	$(.23)	$(.38)	$.01

Diluted Earnings Per Unit:
Effect of dilutive securities	$—	$—	$—

Limited Partners’ interest in net income (loss)	$(5,174)	$(11,053)	$210

Effect of dilutive securities	—	—	108

Weighted average number of Limited Partner units outstanding	22,439	28,790	32,767

Diluted earnings (losses) per unit	$(.23)	$(.38)	$.01

For fiscal 2001 and 2002, fully diluted per unit does not include any amount prior to the date of issuance of 24 thousand common units granted to Mr. Sevin in December 2001 as well as the 110 thousand subordinated units that vested pursuant to the employee incentive plan in December 2001 and the 303 thousand senior subordinated units distributed in November 2001 pursuant to the heating oil segment achieving certain financial test because the impact of these issuances were antidilutive.

20)	Selected Quarterly Financial Data (unaudited)

The seasonal nature of the Partnership’s business results in the sale by the Partnership of approximately 30% of its volume in the first fiscal quarter and 45% of its volume in the second fiscal quarter of each year. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September.

	Three Months Ended				Total
(in thousands - except per unit data)	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
Sales	$384,980	$668,820	$235,220	$174,728	$1,463,748
Operating income (loss)	29,422	95,996	(26,432)	(50,379)	48,607
Income (loss) before income taxes and cumulative effect of change in accounting principle	20,615	84,623	(37,752)	(61,873)	5,613
Net income (loss)	16,039	83,163	(37,852)	(61,138)	212
Limited Partner interest in net income (loss)	15,880	82,331	(37,474)	(60,527)	210
Net income (loss) per Limited Partner unit:
Basic (a)	$0.49	$2.54	$(1.15)	$(1.82)	$.01
Diluted (a)	$0.49	$2.53	$(1.15)	$(1.82)	$.01

	Three Months Ended				Total
(in thousands – except per unit data)	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
Sales	$286,223	$411,285	$188,725	$138,825	$1,025,058
Operating income (loss)	22,106	68,328	(20,656)	(43,454)	26,324
Income (loss) before income taxes and cumulative effect of change in accounting principle	11,650	58,264	(29,840)	(52,699)	(12,625)
Net income (loss)	11,503	60,216	(29,938)	(52,950)	(11,169)
Limited Partner interest in net income (loss)	11,364	59,535	(29,607)	(52,345)	(11,053)
Net income (loss) per Limited Partner unit:
Basic (a)	$0.42	$2.09	$(1.02)	$(1.70)	$(0.38)
Diluted (a)	$0.42	$2.09	$(1.02)	$(1.70)	$(0.38)

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding.

Schedule II

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2001, 2002 and 2003

(in thousands)

Year	Description	Balance at Beginning of Year	Additions			Balance at End of Year
			Charged to Costs & Expenses	Other Changes Add (Deduct)
2001	Allowance for doubtful accounts	$1,956	$10,624	$2,203 (3,419	(b) )(a)	$11,364

2002	Allowance for doubtful accounts	$11,364	$10,459	$(13,541	)(a)	$8,282

2003	Allowance for doubtful accounts	$8,282	$8,899	$472 (8,093	(c) )(a)	$9,560

(a)	Bad debts written off (net of recoveries).
(b)	Amount acquired as part of the Meenan and Midwest Bottle Gas acquisitions.
(c)	Amount acquired as part of the Ultramar acquisition.