Form 10-Q
period 2003-12-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2004-01-29
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

At January 22, 2004, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	30,670,528
Star Gas Partners, L.P.	Senior Subordinated Units	3,245,696
Star Gas Partners, L.P.	Junior Subordinated Units	345,364
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2003	Dec. 31, 2003
(in thousands)		(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$10,111	$14,241
Receivables, net of allowance of $9,560 and $10,043, respectively	105,639	189,430
Inventories	42,391	62,890
Prepaid expenses and other current assets	52,968	44,989

Total current assets	211,109	311,550

Property and equipment, net	262,301	259,207
Long-term portion of accounts receivables	7,145	7,806
Goodwill	278,857	278,857
Intangibles, net	201,784	194,368
Deferred charges and other assets, net	14,414	17,799

Total Assets	$975,610	$1,069,587

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$31,026	$53,782
Working capital facility borrowings	12,000	78,500
Current maturities of long-term debt	22,847	21,571
Accrued expenses	83,197	88,221
Unearned service contract revenue	32,036	36,941
Customer credit balances	77,558	62,354

Total current liabilities	258,664	341,369

Long-term debt	499,341	501,845
Other long-term liabilities	27,829	27,575

Partners’ capital (deficit)
Common unitholders	210,636	210,071
Subordinated unitholders	(57)	39
General partner	(3,082)	(3,075)
Accumulated other comprehensive loss	(17,721)	(8,237)

Total Partners’ capital	189,776	198,798

Total Liabilities and Partners’ Capital	$975,610	$1,069,587

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
(in thousands, except per unit data)	2002	2003

Sales:
Product	$334,712	$371,866
Installations, service and appliances	50,268	61,996

Total sales	384,980	433,862

Cost and expenses:
Cost of product	201,327	233,326
Cost of installations, service and appliances	54,020	60,706
Delivery and branch expenses	74,514	83,993
Depreciation and amortization expenses	12,848	14,545
General and administrative expenses	12,849	9,411

Operating income	29,422	31,881

Interest expense	(9,031)	(11,727)
Interest income	661	833
Amortization of debt issuance costs	(437)	(1,269)

Income before income taxes and cumulative effect of change in accounting principle	20,615	19,718
Income tax expense	675	406

Income before cumulative effect of change in accounting principle	19,940	19,312

Cumulative effect of change in accounting principle for adoption of SFAS No. 142, net of income taxes	(3,901)	—

Net income	$16,039	$19,312

General Partner’s interest in net income	$159	$194

Limited Partners’ interest in net income	$15,880	$19,118

Basic and diluted net income per Limited Partner unit	$0.49	$0.56

Weighted average number of Limited Partner units outstanding:
Basic	32,449	34,158

Diluted	32,564	34,158

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended December 31,
(in thousands)	2002	2003

Net income	$16,039	$19,312
Other comprehensive income:
Unrealized gain on derivative instruments	480	9,484

Comprehensive income	$16,519	$28,796

Reconciliation of Accumulated Other Comprehensive Income (Loss)

	Pension Plan Obligations	Derivative Instruments	Total
(in thousands)

Balance as of September 30, 2002	$(15,745)	$4,918	$(10,827)

Reclassification to earnings	—	(2,702)	(2,702)
Unrealized gain on derivative instruments	—	3,182	3,182

Other comprehensive income	—	480	480

Balance as of December 31, 2002	$(15,745)	$5,398	$(10,347)

Balance as of September 30, 2003	$(17,214)	$(507)	$(17,721)

Reclassification to earnings	—	25	25
Unrealized gain on derivative instruments	—	9,459	9,459

Other comprehensive income	—	9,484	9,484

Balance as of December 31, 2003	$(17,214)	$8,977	$(8,237)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(unaudited)

(in thousands, except per unit amounts)	Common	Sr. Sub.	Jr. Sub	General Partner	Common	Senior Sub.	Junior Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Partners’ Capital

Balance as of September 30, 2003	30,671	3,142	345	326	$210,636	$1,571	$(1,628)	$(3,082)	$(17,721)	$189,776

Net income					17,069	1,846	203	194		19,312

Other comprehensive income, net									9,484	9,484

Unit compensation expense						52				52

Distributions ($0.575 per unit)					(17,634)	(1,806)	(199)	(187)		(19,826)

Balance as of December 31, 2003	30,671	3,142	345	326	$210,071	$1,663	$(1,624)	$(3,075)	$(8,237)	$198,798

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
(in thousands)	2002	2003

Cash flows provided by (used in) operating activities:
Net income	$16,039	$19,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,848	14,545
Amortization of debt issuance cost	437	1,269
Unit compensation expense	472	52
Provision for losses on accounts receivable	1,383	1,555
Gain on sales of fixed assets, net	(16)	(84)
Cumulative effect of change in accounting principle for the adoption of SFAS No. 142	3,901	—
Changes in operating assets and liabilities:
Increase in receivables	(89,325)	(85,360)
Increase in inventories	(15,564)	(20,419)
Decrease in other assets	1,493	16,211
Increase in accounts payable	29,746	22,645
Decrease in other current and long-term liabilities	(8,162)	(5,380)

Net cash provided by (used in) operating activities	(46,748)	(35,654)

Cash flows provided by (used in) investing activities:
Capital expenditures	(4,522)	(2,578)
Proceeds from sales of fixed assets	192	532
Acquisitions	(512)	(1,785)

Net cash used in investing activities	(4,842)	(3,831)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	69,000	66,500
Working capital facility repayments	(3,195)	—
Acquisition facility borrowings	—	1,800
Acquisition facility repayments	(700)	—
Repayment of debt	(46,277)	(67)
Distributions	(17,449)	(19,826)
Increase in deferred charges	(746)	(4,792)

Net cash provided by financing activities	633	43,615

Net increase (decrease) in cash	(50,957)	4,130
Cash at beginning of period	61,481	10,111

Cash at end of period	$10,524	$14,241

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil, propane, natural gas and electricity. Star Gas is a master limited partnership, which at December 31, 2003 had outstanding 30.7 million common units (NYSE: “SGU” representing an 88.9% limited partner interest in Star Gas Partners) and 3.1 million senior subordinated units (NYSE: “SGH” representing a 9.1% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.0% limited partner interest) and 0.3 million general partner units (representing a 1.0% general partner interest).

The Partnership is organized as follows:

•	Star Gas Propane, L.P. (“Star Gas Propane”) is the Partnership’s operating subsidiary and, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership’s assets, sales and earnings. Both the Partnership and Star Gas Propane are Delaware limited partnerships that were formed in October 1995 in connection with the Partnership’s initial public offering. The Partnership is the sole limited partner of Star Gas Propane with a 99% limited partnership interest.

•	The general partner of both the Partnership and Star Gas Propane is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. For information concerning the members of Star Gas LLC and its Board of Directors see “Item 10, Directors and Executive Officers of the Registrant” in the Partnership’s annual report on Form 10-K for fiscal year ended September 30, 2003. Star Gas LLC owns an approximate 1% general partner interest in the Partnership and also owns an approximate 1% general partner interest in Star Gas Propane.

•	The Partnership’s propane operations (the “propane segment”) are conducted through Star Gas Propane and its direct and indirect subsidiaries. Star Gas Propane primarily markets and distributes propane gas and related products to over 350,000 customers in the Midwest, Northeast, Florida and Georgia.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct and indirect subsidiaries. Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of Star Gas Propane. Petro is a retail distributor of home heating oil and serves approximately 539,000 customers in the Northeast and Mid-Atlantic.

•	The Partnership’s natural gas and electricity operations (the “natural gas and electric reseller segment” are conducted through Total Gas & Electric, Inc. (“TG&E”), a Florida corporation, that is an indirect wholly-owned subsidiary of Petro. TG&E is an energy reseller that markets natural gas and electricity to residential households in deregulated energy markets in New York, New Jersey, Florida and Maryland and serves approximately 65,000 residential customers.

•	Star Gas Finance Company is a direct wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $200 million 10¼% Senior Notes issued February 6, 2003, which are due in 2013. The Partnership is dependent on distributions from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

2)	Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three month periods ended December 31, 2002 and December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2003.

Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows (in thousands):

	Sept. 30, 2003	Dec. 31, 2003
Propane gas and other fuels	$9,262	$11,200
Propane appliances and equipment	5,153	5,039
Heating oil and other fuels	11,294	28,217
Fuel oil parts and equipment	12,852	12,857
Natural gas	3,830	5,577

	$42,391	$62,890

Property, plant and equipment, consists of the following (in thousands):

	Sept. 30, 2003	Dec. 31, 2003
Property, plant and equipment	$375,095	$378,479
Less: accumulated depreciation	112,794	119,272

Property and equipment, net	$262,301	$259,207

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2)	Summary of Significant Accounting Policies—(continued)

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

For the three months ended December 31, 2003, the change in accumulated other comprehensive income (loss) is principally attributable to the increase in fair value of existing cash flow hedges offset in part by the reclassification of accumulated gains on cash flow hedges that settled during the period.

Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Partnership adopted the applicable provisions of SFAS No. 142 on October 1, 2002, and recorded a non-cash charge of $3.9 million to reduce the carrying value of the TG&E segment’s goodwill in its first fiscal quarter of 2002. This charge was reflected as a cumulative effect of change in accounting principle in the Partnership’s condensed consolidated statement of operations for the three months ended December 31, 2002. The Partnership performs its annual impairment review during its fourth fiscal quarter.

Accounting Policies not yet Adopted

In January 2004, the Financial Accounting Standards Board issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This Statement replaces existing SFAS No. 132, of the same title. All disclosure requirements now required in existing SFAS No. 132 have been retained in the revised version. The SFAS No. 132 (revised) requires additional disclosures regarding types of plan assets held, investment strategies, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost (expense). This statement is effective for the Partnership’s September 30, 2004, Form 10-K. It is also, effective for the Partnership’s interim reporting period beginning January 1, 2004.

3)	Long-term Debt

In December 2003, the heating oil segment entered into a new credit agreement consisting of three facilities totaling $235.0 million having a maturity date of June 30, 2006. These facilities consist of a $150.0 million revolving credit facility, which is to be used for working capital purposes, a $35.0 million revolving credit facility, which is to be used for the issuance of standby letters of credit in connection with surety, worker’s compensation and other financial guarantees, and a $50.0 million revolving credit facility, which is to be used to finance or refinance certain acquisitions and capital expenditures, for the issuance of letters of credit in connection with acquisitions and, to the extent that there is insufficient availability under the working capital facility. These facilities refinanced and replaced the existing credit agreements, which totaled $193.0 million. The former facilities consisted of a working capital facility and an insurance letter of credit facility that were due to expire on June 30, 2004. These new facilities also replaced the heating oil segments acquisition facility that was due to convert to a term loan on June 30, 2004.

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

The natural gas and electric reseller segment is primarily engaged in offering natural gas and electricity to residential consumers in deregulated energy markets. In deregulated energy markets, customers have a choice in selecting energy suppliers to power and / or heat their homes; as a result, a significant portion of this segment’s revenue is directly related to weather conditions. TG&E operates in New York, New Jersey, Maryland and Florida, where competitors range from independent resellers, like TG&E, to large public utilities.

The public master limited partnership includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership.

4)	Segment Reporting—(continued)

The following are the condensed statements of operations and balance sheets for each segment as of and for the periods indicated. There were no inter-segment sales.

	Three Months Ended December 31,
	2002					2003
(in thousands) Statements of Operations	Heating Oil	Propane	TG&E	Partners & Others	Consol.	Heating Oil	Propane	TG&E	Partners & Others	Consol.

Sales	$294,986	$76,345	$13,649	$—	$384,980	$316,070	$101,947	$15,845	$—	$433,862
Cost of sales	206,918	36,568	11,861	—	255,347	225,893	54,384	13,755	—	294,032
Delivery and branch	55,574	18,940	—	—	74,514	60,678	23,315	—	—	83,993
Depreciation & amortization	8,567	4,157	124	—	12,848	9,517	4,908	120	—	14,545
G & A expense	4,381	2,220	2,692	3,556	12,849	3,573	2,402	1,308	2,128	9,411

Operating income (loss)	19,546	14,460	(1,028)	(3,556)	29,422	16,409	16,938	662	(2,128)	31,881

Net interest expense (income)	4,994	3,299	81	(4)	8,370	6,176	2,424	75	2,219	10,894
Amortization of debt issuance costs	385	52	—	—	437	1,062	41	—	166	1,269

Income (loss) before income taxes	14,167	11,109	(1,109)	(3,552)	20,615	9,171	14,473	587	(4,513)	19,718

Income tax expense	600	75	—	—	675	331	75	—	—	406

Income (loss) before cumulative effect of change in accounting principle	13,567	11,034	(1,109)	(3,552)	19,940	8,840	14,398	587	(4,513)	19,312
Cumulative effect of change in accounting principle	—	—	(3,901)	—	(3,901)	—	—		—	—

Net income (loss)	$13,567	$11,034	$(5,010)	$(3,552)	$16,039	$8,840	$14,398	$587	$(4,513)	$19,312

Capital expenditures	$2,657	$1,840	$25	$—	$4,522	$853	$1,725	$—	$—	$2,578

4)	Segment Reporting—(continued)

	September 30, 2003					December 31, 2003
(in thousands) Balance Sheets	Heating Oil	Propane	TG&E	Partners & Others (1)	Consol.	Heating Oil	Propane	TG&E	Partners & Others (1)	Consol.
ASSETS
Current assets:
Cash and cash equivalents	$4,244	$5,788	$67	$12	$10,111	$4,613	$9,533	$90	$5	$14,241
Receivables, net	84,814	15,697	5,128	—	105,639	148,374	32,480	8,576	—	189,430
Inventories	24,146	14,415	3,830	—	42,391	41,074	16,239	5,577	—	62,890
Prepaid expenses and other current assets	48,168	3,736	1,498	(434)	52,968	39,008	5,161	1,410	(590)	44,989

Total current assets	161,372	39,636	10,523	(422)	211,109	233,069	63,413	15,653	(585)	311,550
Property and equipment, net	75,715	186,152	434	—	262,301	72,283	186,558	366	—	259,207
Long-term portion of accts. rec.	6,108	1,037	—	—	7,145	6,770	1,036	—	—	7,806
Investment in subsidiaries	3,894	104,024	—	(107,918)	—	4,279	107,588	—	(111,867)	—
Goodwill	232,602	40,138	6,117	—	278,857	232,602	40,138	6,117	—	278,857
Intangibles, net	123,415	78,053	316	—	201,784	118,022	76,081	265	—	194,368
Deferred charges & other assets, net	5,403	2,738	—	6,273	14,414	8,795	2,897	—	6,107	17,799

Total Assets	$608,509	$451,778	$17,390	$(102,067)	$975,610	$675,820	$477,711	$22,401	$(106,345)	$1,069,587

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$19,428	$7,712	$3,886	$—	$31,026	$29,179	$17,127	$7,476	$—	$53,782
Working capital facility borrowings	6,000	6,000	—	—	12,000	65,000	13,500	—	—	78,500
Current maturities of long-term debt	12,597	10,250	—	—	22,847	11,321	10,250	—	—	21,571
Accrued expenses and other current liabilities	60,582	9,222	841	12,552	83,197	57,491	12,479	1,201	17,050	88,221
Due to affiliates	(8,732)	(7,600)	6,348	9,984	—	(4,582)	(8,418)	6,506	6,494	—
Unearned service contract revenue	31,023	1,013	—	—	32,036	35,941	1,000	—	—	36,941
Customer credit balances	49,258	25,458	2,842	—	77,558	39,146	20,269	2,939	—	62,354

Total current liabilities	170,156	52,055	13,917	22,536	258,664	233,496	66,207	18,122	23,544	341,369
Long-term debt	191,380	110,850	—	197,111	499,341	192,007	112,650	—	197,188	501,845
Due to affiliate	116,417	—	—	(116,417)	—	116,417	—	—	(116,417)	—
Other long-term liabilities	26,532	1,297	—	—	27,829	26,312	1,263	—	—	27,575
Partners’ Capital:
Equity Capital	104,024	287,576	3,473	(205,297)	189,776	107,588	297,591	4,279	(210,660)	198,798

Total Liabilities and Partners’ Capital	$608,509	$451,778	$17,390	$(102,067)	$975,610	$675,820	$477,711	$22,401	$(106,345)	$1,069,587

(1)	The Partner and Other amounts include the balance sheet of the Public Master Limited Partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings, Star Gas Propane and TG&E.

5)	Goodwill and Other Intangible Assets

On October 1, 2002, Star Gas adopted SFAS No. 142, which required the Partnership to discontinue amortizing goodwill. SFAS No. 142 also requires that goodwill be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. The Partnership will perform its annual impairment review during the fourth fiscal quarter of each year, which commenced in the fiscal fourth quarter of 2003.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership’s reporting units are consistent with the operating segments identified in Note 4 – Segment Reporting.

Upon adoption of SFAS No. 142 in the first fiscal quarter of 2003, the Partnership recorded a non-cash charge of approximately $3.9 million to reduce the carrying value of its goodwill for its TG&E segment. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s condensed consolidated statement of operations for the three month period ended December 31, 2002. In calculating the impairment charge, the fair value of the reporting units was estimated using a discounted cash flow methodology.

A summary of the Partnership’s goodwill at September 30, 2003 and December 31, 2003, by business segment is as follows (in thousands):

Heating Oil Segment	$232,602
Propane Segment	40,138
TG&E Segment	6,117

$278,857

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2003			December 31, 2003
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$292,213	$95,451	$196,762	$292,213	$102,358	$189,855
Covenants not to compete	12,959	7,937	5,022	12,966	8,453	4,513

	$305,172	$103,388	$201,784	$305,179	$110,811	$194,368

Amortization expense for intangible assets was $6.6 million for the three months ended December 31, 2002 compared to $7.4 million for the three months ended December 31, 2003. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2004 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2004	$29,734
2005	$29,299
2006	$28,106
2007	$27,454
2008	$25,515

6)	Acquisitions

During the three month period ended December 31, 2002, the Partnership acquired two retail propane dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $0.5 million. For the remainder of fiscal 2003, the Partnership acquired an additional three retail heating oil dealers and five propane dealers.

During the three month period ended December 31, 2003, the Partnership acquired two retail propane dealers. The aggregate consideration for the acquisitions accounted for by the purchase method of accounting was approximately $1.8 million.

The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned for the fiscal first quarter 2002 and fiscal first quarter 2003 acquisitions:

(in thousands)	2002	2003	Useful Lives
Land	$—	$180	—
Buildings	—	120	30 years
Furniture and equipment	—	20	10 years
Fleet	—	100	3 - 30 years
Tanks and equipment	425	1,288	5 - 30 years
Restrictive covenants	107	7	5 years
Working capital	(20)	70	—

Total	$512	$1,785

The acquisitions were accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as goodwill in the Condensed Consolidated Balance Sheets.

Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following unaudited pro forma information presents the results of operations of the Partnership, including the twelve acquisitions completed since October 1, 2002, as if the acquisitions had taken place on October 1, 2002. This pro forma information is presented for informational purposes; it is not indicative of future operating performance (in thousands, except per unit data).

	Three Months Ended December 31,
	2002	2003
Sales	$424,774	$434,120

Net income	$21,123	$19,391
General Partner’s interest in net income	212	195

Limited Partners’ interest in net income	$20,911	$19,196

Basic net income per limited partner unit	$0.61	$0.56

Diluted net income per limited partner unit	$0.61	$0.56

7)	Supplemental Disclosure of Cash Flow Information

(in thousands)	Three Months Ended December 31,
	2002	2003
Cash paid during the period for:
Income taxes	$329	$605
Interest	$9,530	$10,249
Non-cash financing activities:
Decrease in long-term debt for interest rate swaps	$(6,068)	$(582)
Increase in long-term debt for amortization of debt discount	$—	$77
Decrease in other assets	$6,068	$505

8)	Earnings Per Limited Partner Unit

	Three Months Ended December 31,
(in thousands, except per unit data)	2002	2003
Income before cumulative effect of change in accounting principle per Limited Partner unit:
Basic	$0.61	$0.56
Diluted	$0.61	$0.56

Cumulative effect of change in accounting principle per Limited Partner unit:
Basic	$(0.12)	$—
Diluted	$(0.12)	$—

Net income per Limited Partner unit:
Basic	$0.49	$0.56
Diluted	$0.49	$0.56

Basic Earnings Per Unit:
Net income	$16,039	$19,312
Less: General Partner’s interest in net income	159	194

Limited Partners’ interest in net income	$15,880	$19,118

Common Units	28,970	30,671
Senior Subordinated Units	3,134	3,142
Junior Subordinated Units	345	345

Weighted average number of Limited Partner units outstanding	32,449	34,158

Basic earnings per unit	$0.49	$0.56

Diluted Earnings Per Unit:
Effect of diluted securities	$—	$—

Limited Partners’ interest in net income	$15,880	$19,118

Weighted average number of Limited Partner units outstanding	32,449	34,158
Senior subordinated units anticipated to be issued under employee incentive plan	115	—

Diluted weighted average number of Limited Partner units	32,564	34,158

Diluted earnings per unit	$0.49	$0.56

9)	Expiration of Senior Subordinated Incentive

In connection with the acquisition of Petro by Star Gas Partners in March of 1999, the Senior Subordinated Units, Junior Subordinated Units and General Partners Units could have earned, pro rata, an aggregate of up to 303,000 additional Senior Subordinated Units over a five year period for each year that Petro met certain financial goals. No units were earned under this incentive for the quarter ended December 31, 2003. No additional units will be issued under this incentive in the future as the calculation period for this incentive expired on December 31, 2003.

10)	Subsequent Events

Cash Distributions—On January 29, 2004, the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit and $0.575 per Senior Subordinated Unit, Junior Subordinated Unit and General Partner Interest for the quarter ended December 31, 2003. The distribution will be paid on February 13, 2004, to unitholders of record on February 9, 2004.

Sale of 10 ¼% Senior Notes—On January 22, 2004, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $35.0 million of 10 ¼% Senior Notes, due 2013 in a private placement. These notes were issued at a premium to par for total gross proceeds of $38.7 million. The net proceeds from the offering will be used to repay indebtedness as it becomes due.

Issuance of Senior Subordinated Units—On January 20, 2004, the Partnership issued 104,000 Senior Subordinated Units that were fully vested in fiscal 2003, under the Partnership’s Director and Employee Unit Incentive Plan.

Item 2.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Report includes “forward-looking statements” which represent the Partnership’s expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership’s financial performance, the price and supply of home heating oil, propane, electricity and natural gas and the ability of the Partnership to obtain new accounts and retain existing accounts and the realization of savings from the business process redesign project. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations (“Cautionary Statements”) are disclosed in this Report, including without limitation and in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

In analyzing the financial results of the Partnership, the following matters should be considered.

The primary use for heating oil, propane and natural gas is for space heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance. The Partnership has purchased weather insurance to partially mitigate the risk of weather conditions. In addition, gross margins can vary according to customer mix. For example, sales to residential customers generate higher profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross margins without necessarily impacting total sales. The customer mix was not a significant factor in the current quarter to quarter comparison.

The heating oil, propane and natural gas industries are seasonal in nature with peak activity occurring during the winter months. Accordingly, results of operations for the periods presented are not indicative of the results to be expected for a full year.

The following is a discussion of the historical condition and results of operations of Star Gas Partners, L.P. and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this quarterly report on Form 10-Q.

THREE MONTHS ENDED DECEMBER 31, 2003

COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

Volume

For the three months ended December 31, 2003, retail volume of home heating oil and propane increased 8.5 million gallons, or 3.8%, to 230.1 million gallons, as compared to 221.6 million gallons for the three months ended December 31, 2002. This increase was due to a 8.7 million gallon increase in the propane segment and a 0.2 million gallon decrease in the heating oil segment. The increase in volume reflects the impact of an additional 26.5 million gallons provided by acquisitions partially offset by the impact of warmer temperatures. The Partnership also believes that a planned shift in the delivery pattern at the heating oil segment, designed to increase efficiency, reduced volume for the quarter ended December 31, 2002 by an estimated 10.1 million gallons. Typical delivery patterns would have resulted in these gallons being delivered in the three months ended December 31, 2002 but were actually delivered in the three months ended September 30, 2002. Temperatures in the Partnership’s areas of operations for the three months ended December 31, 2003 were an average of 9.6% warmer than in the prior year’s comparable quarter and approximately 4.0% warmer than normal as reported by the National Oceanic Atmosphere Administration (“NOAA”).

The above activity is summarized as follows:

(in millions)
Volume—Three months ended December 31, 2002	221.6

Impact of warmer temperatures	(22.1)
Impact of acquisitions	26.5
Impact of 2002 delivery pattern shift	10.1
Impact of scheduling/attrition/other	(6.0)

Volume—Three months ended December 31, 2003	230.1

Sales

For the three months ended December 31, 2003, sales increased $48.9 million, or 12.7%, to $433.9 million, as compared to $385.0 million for the three months ended December 31, 2002. This increase was due to $21.1 million higher home heating oil sales, $25.6 million higher propane segment sales and a $2.2 million increase in TG&E sales. Sales increased largely as a result of higher selling prices and by a much lesser extent from the additional volume sold. Selling prices increased versus the prior year’s comparable period in response to higher supply costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased $7.7 million in the heating oil segment and by $4.0 million in the propane segment from the prior year’s comparable period due to acquisitions, increased installation activity and from increases in rates charged to customers for service contracts and increases in billable service. TG&E’s sales also largely increased as a result of higher selling prices in response to higher supply cost for natural gas.

Cost of Product

For the three months ended December 31, 2003, cost of product increased $32.0 million, or 15.9%, to $233.3 million, as compared to $201.3 million for the three months ended December 31, 2002. This increase was due to $14.2 million of higher cost of product at the home heating oil segment, $15.9 million higher cost of product at the propane segment and a $1.9 million increase in TG&E cost of product. Cost of product increased largely due to higher supply cost and to a much lesser extent from the cost of product related to the increasing volume. While selling prices and supply cost both increased on a per gallon basis, the increase in selling prices was greater than the increase in supply cost, which results in higher per gallon margins of approximately 1.5 cents.

Cost of Installations, Service and Appliances

For the three months ended December 31, 2003, cost of installations, service and appliances increased $6.7 million, or 12.4%, to $60.7 million, as compared to $54.0 million for the three months ended December 31, 2002. This increase was due to an additional $4.8 million in the heating oil segment and by $1.9 million in the propane segment from the prior year’s comparable period largely due to the increase in sales of these products.

Delivery and Branch Expenses

For the three months ended December 31, 2003, delivery and branch expenses increased $9.5 million, or 12.7%, to $84.0 million, as compared to $74.5 million for the three months ended December 31, 2002. This increase was due to an additional $5.1 million of delivery and branch expenses at the heating oil segment and a $4.4 million increase in delivery and branch expenses for the propane segment. The increase in delivery and branch expenses was largely due to additional operating cost associated with acquisitions, increased customer service expense of $1.5 million at the heating oil segment resulting largely from the start-up of the new outsourced call center and for the impact of operating expense and wage increases. The Partnership estimates that delivery and branch expenses increased approximately $2.0 million from the comparable prior year quarter due to the impact of operating expense and wage increases. The Partnership also estimated that delivery and branch expenses increased by $7.7 million for acquisitions. The volume provided by these acquisitions largely offset the impact of the warmer weather experienced during the quarter. This $7.7 million is largely for the establishment of base operations in new markets as well as for the variable cost of delivering the additional gallons provided by acquisitions.

The heating oil segment’s business process redesign project was substantially completed during fiscal 2003. As part of this redesign, a transition to outsourcing in the area of customer relationship management has been undertaken as both a customer satisfaction and a cost reduction strategy. The Partnership believes outsourcing customer inquiries will improve customer responsiveness and eliminate redundancy by leveraging the technology and expertise available from third party service organizations. In addition, an outsourcing partner has greater flexibility to manage extreme seasonal volume. However, significant challenges remain with this transition. While the physical transition is largely complete, the Partnership anticipates that supplementary training and support will be required through the 2003-2004 heating season, which will reduce the savings otherwise anticipated to be realized from the business process redesign project in fiscal 2004, but should not impact subsequent period savings.

Depreciation and Amortization Expenses

For the three months ended December 31, 2003, depreciation and amortization expenses increased $1.7 million, or 13.2%, to $14.5 million, as compared to $12.8 million for the three months ended December 31, 2002. This increase was primarily due to a larger depreciable base of assets as a result of the impact of acquisitions and for increased depreciation resulting from the technology investment made by the heating oil segment as part of its business process redesign project.

General and Administrative Expenses

For the three months ended December 31, 2003, general and administrative expenses decreased $3.4 million, or 26.8%, to $9.4 million, as compared to $12.8 million for the three months ended December 31, 2002. The heating oil segment’s business process redesign project was substantially completed during fiscal 2003 and the Partnership did not incur any expense for this project for the quarter ended December 31, 2003. General and administrative expenses for the three months ended December 31, 2002 included $1.1 million of expense for this project. General and administrative expenses also decreased due to a $1.3 million decrease in the accrual for compensation earned for unit appreciation rights and restricted stock awards previously granted. The decrease in the accrual was due to a more stable unit price for the senior subordinated units for the current fiscal quarter versus the comparable prior year quarter which had a significant increase in the market value for these units. In addition, the accrual was lower as the Partnership recorded a lower accrual for units to be issued under the Director and Employee Unit Incentive Plan as the Partnership doesn’t currently expect to achieve the specified objectives for this plan in fiscal 2004. TG&E’s general and administrative expense were also lower by $1.4 million largely due to lower bad debt and collection expenses of $1.1 million and for lower third party direct marketing expense of $0.4 million.

Interest Expense

For the three months ended December 31, 2003, interest expense increased $2.7 million, or 29.9%, to $11.7 million, as compared to $9.0 million for the three months ended December 31, 2002. This increase was largely due to a higher weighted average balance of long-term debt outstanding during the three months ended December 31, 2003 compared to the three month period ended December 31, 2002 and for additional interest related to the higher interest rate on the Partnership’s $200.0 million debt offering completed in fiscal 2003 versus the debt repaid with the proceeds from this offering. This increase in long-term debt outstanding was largely for the funding of acquisitions.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2003, amortization of debt issuance costs increased $0.8 million, or 190.4%, to $1.3 million, as compared to $0.4 million for the three months ended December 31, 2002. This increase was largely due to the amortization of debt issuance costs for the Partnership’s $200.0 million debt offering and for the amortization of bank fees incurred in connection with the heating oil segment’s bank credit facility.

Cumulative Effect of Change in Accounting Principle

For the three months ended December 31, 2002, the Partnership recorded a $3.9 million decrease in net income arising from the adoption of Statement No. 142 to reflect the impairment of its goodwill for its TG&E segment.

Net Income

For the three months ended December 31, 2003, net income increased $3.3 million, or 20.4%, to $19.3 million, as compared to $16.0 million for the three months ended December 31, 2002. The increase was due to a $5.6 million increase in net income at TG&E, a $3.4 million increase in net income at the propane segment partially offset by a $4.7 million decrease in the net income at the heating oil segment and a $1.0 million increase in the net loss at the Partnership level. The increase in net income was primarily due to the results of acquisitions, increased revenues from installations, service and appliance sales, increased per gallon margins and from the impact in fiscal 2003 of the $3.9 million decrease in net income at the TG&E segment for the adoption of SFAS No. 142 partially offset by the impact of warmer weather and for increased interest expense.

Liquidity and Capital Resources

The ability of Star Gas to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business, and weather conditions, and other factors, most of which are beyond its control. Future capital requirements of Star Gas are expected to be provided by cash flows from operating activities and cash on hand at December 31, 2003. To the extent future capital requirements exceed cash flows from operating activities:

a)	working capital will be financed by the Partnership’s working capital lines of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable;

b)	growth capital expenditures, mainly for customer tanks will be financed in fiscal 2004 by the use of the Partnership’s credit facilities; and

c)	acquisition capital expenditures will be financed by the revolving acquisition lines of credit, long-term debt, the issuance of additional Common Units or a combination thereof.

Cash Flows

Operating Activities. The net cash used in operations of $35.7 million for the first quarter of fiscal 2004 consisted of net income of $19.3 million, noncash charges of $17.3 million, primarily made up of depreciation and amortization of $15.8 million, which were offset by an increase in operating assets and liabilities of $72.3 million. The increase in operating assets and liabilities of $72.3 million was less than the $81.8 million for the three months ended December 31, 2002 largely due to a reduction of prepaids and other receivables. Despite sales increasing from $385.0 million in the first quarter of fiscal 2003 to $433.9 million for the first quarter of fiscal 2004, the increase in accounts receivable was $4.0 million less than the increase in the first quarter in fiscal 2003 as collections increased from $295.7 million in the first quarter of fiscal 2003 to $348.5 million for the first quarter of fiscal 2004. This increase in collections was largely offset by cash payments for cost of product and cost of installations, service and appliances which increased from $241.2 million in the first quarter of fiscal 2003 to $292.9 million in the first quarter of fiscal 2004.

Investing Activities. Star Gas completed one acquisition during the fiscal quarter ended December 31, 2003, investing $1.8 million. This expenditure for acquisitions is reflected in the cash used in investing activities of $3.8 million along with $2.6 million invested for capital expenditures. The $2.6 million for capital expenditures is comprised of $1.5 million of capital additions needed to sustain operations at current levels and $1.1 million for capital expenditures incurred in connection with the heating oil segment’s business process redesign program and for customer tanks and other capital expenditures to support growth of operations. The capital expenditures made for the business process redesign program were largely for the purchase of technology to increase the efficiency and quality of services provided to its customers. Investing activities also includes proceeds from the sale of fixed assets of $0.5 million.

Financing Activities. During the quarter ended December 31, 2003, increased bank working capital borrowings of $66.5 million and acquisition facility borrowings of $1.8 million provided funds of $68.3 million. Cash distributions paid to Unitholders of $19.8 million, debt repayments of $0.1 million and other financing activities, which were largely for fees incurred in connection with the renewal of the home heating oil segment’s bank credit facilities of $4.8 million reduced the net cash provided by financing activities to $43.6 million.

As a result of the above activity, cash increased by $4.1 million to $14.2 million as of December 31, 2003.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

For the three months ended December 31, 2003, EBITDA increased $8.1 million, or 21.0% to $46.4 million as compared to $38.4 million for the three months ended December 31, 2002. This increase was due to $5.6 million of more EBITDA generated by TG&E, a $3.2 million increase in the propane segment EBITDA and a $1.4 million increase in the EBITDA at the Partnership level partially offset by a $2.2 million reduction in EBITDA at the heating oil segment primarily due to the warmer weather. The increase in EBITDA was largely due to the results of acquisitions, increased revenues from installations, service and appliance sales and from increased per gallon margins and from the impact in fiscal 2003 of the $3.9 million decrease in EBITDA at the TG&E segment for the adoption of SFAS No. 142 partially offset by the impact of warmer weather.

The Partnership uses EBITDA as a measure of liquidity and it is being included because the Partnership believes that it provides investors and industry analysts with additional information to evaluate the Partnership’s ability to pay quarterly distributions. EBITDA is not a recognized term under generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income/(loss) or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by the Partnership excludes some, but not all of the items that affect net income/(loss), it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) the calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to cash provided by operating activities (amounts in thousands):

	Three Months Ended December 31,
	2002	2003
(in thousands)
Net income	$16,039	$19,312
Plus:
Income tax expense	675	406
Amortization of debt issuance costs	437	1,269
Interest expense, net	8,370	10,894
Depreciation and amortization	12,848	14,545

EBITDA	38,369	46,426
Add/(subtract)
Income tax expense	(675)	(406)
Interest expense, net	(8,370)	(10,894)
Unit compensation expense	472	52
Provision for losses on accounts receivable	1,383	1,555
Gain on sale of fixed assets	(16)	(84)
Cumulative effect of change in accounting principle for the adoption of SFAS No. 142	3,901	—
Change in operating assets and liabilities	(81,812)	(72,303)

Net cash used in operating activities	$(46,748)	$(35,654)

Financing and Sources of Liquidity

The Partnership’s heating oil segment has a bank credit facility, which includes a working capital facility, providing for up to $150.0 million of borrowings to be used for working capital purposes, an acquisition facility, providing for up to $50.0 million of borrowings to be used for acquisitions and for certain improvements and a $35.0 million letter of credit facility primarily for insurance purposes. The working capital facility and letter of credit facility will expire on June 30, 2006. The acquisition facility will convert to a term loan for any outstanding borrowings on June 30, 2006, which balance will be payable in eight equal quarterly principal payments. At December 31, 2003, $65.0 million of working capital borrowings and $33.0 million of acquisition facility borrowings were outstanding.

The Partnership’s propane segment has a bank credit facility, which consists of a $25.0 million acquisition facility, a $25.0 million parity debt facility that can be used to fund maintenance and growth capital expenditures and an $24.0 million working capital facility. The working capital facility expires on September 30, 2006. Borrowings under the acquisition and parity debt facilities will revolve until September 30, 2006, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2008. At December 31, 2003, $14.4 million of acquisition facility borrowings, $2.0 million of Parity Debt Facility borrowings and $13.5 million of working capital borrowings were outstanding.

The Partnership’s bank credit facilities and debt agreements contain several financial tests and covenants restricting the various segments and Partnership’s ability to pay distributions, incur debt and engage in certain other business transactions. In general these tests are based upon achieving certain debt to cash flow ratios and cash flow to interest expense ratios. In addition, amounts borrowed under the working capital facility are subject to a requirement to maintain a zero balance for at least forty-five consecutive days. Failure to comply with the various restrictive and affirmative covenants of the Partnership’s various bank and note facility agreements could negatively impact the Partnership’s ability to incur additional debt and/or pay distributions and could cause certain debt to become currently payable.

As of December 31, 2003, the Partnership was in compliance with all debt covenants.

On January 22, 2004, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $35.0 million face value senior notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on February 15, 2003. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium as defined. These notes were priced at 110.5% for total gross proceeds of $38.7 million. The Partnership also incurred $0.7 million of fees and expenses in connection with the issuance of these notes resulting in net proceeds of $38.0 million. The net proceeds from the offering will be used to repay indebtedness as it becomes due.

The Partnership had $523.4 million of debt outstanding as of December 31, 2003 (amount does not include working capital borrowings of $78.5 million), with significant maturities occurring over the next five years. The following summarizes the Partnership’s long-term debt maturities during the twelve months ended December 31, 2003:

2004	$21.6 million
2005	$34.4 million
2006	$75.2 million
2007	$63.4 million
2008	$36.2 million
Thereafter	$292.6 million

The Partnership’s heating oil segment’s bank credit facilities allow for the use of the credit facilities to repay up to $22.5 million of existing senior debt and the Partnership’s propane segment’s bank credit facilities allow for the refinancing of up to $25.0 million of existing senior debt. The refinancing capabilities are subject to capacity and other restrictions. Funding for debt maturities other than for what could be refinanced with bank facilities or the application of the proceeds from the $35.0 million senior note offering will otherwise largely be dependent upon new debt or equity issuances.

The Partnership continues to evaluate strategic alternatives for its TG&E business segment, including evaluating the possible sale of the business. An investment advisor, Cenatar Advisory Group, has been hired to assist the Partnership in this endeavor. The Partnership has not made a decision to sell the TG&E business but is currently evaluating preliminary interest expressed by potential buyers as well as evaluating other alternatives for the business. A major consideration in the Partnership’s evaluation process is the significant improvement that TG&E demonstrated in fiscal 2003 and for the first fiscal quarter of fiscal 2004 in becoming a profitable operation. The Partnership would not expect any potential sale to result in a significant gain or loss. In addition, the Partnership would also not expect that any potential sale would have a significant impact on liquidity on a going forward basis.

Financing and Sources of Liquidity — (continued)

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

The Partnership believes that the purchase of weather insurance could be an important element in the Partnership’s ability to maintain the stability of its cash flows. The Partnership purchased a base of $12.5 million of weather insurance coverage for each year from 2004—2007 and purchased an additional $7.5 million of weather insurance coverage for fiscal 2004. The amount of insurance proceeds that could be realized under these policies is calculated by multiplying the degree day deviation from an agreed upon cumulative degree day strike price by $35,000. The calculation period for the weather insurance coverage is from November first to the end of February and is measured based upon a weighting of certain New England and Mid-Atlantic weather stations. Due to the close to normal weather conditions experienced for the policy period during the quarter ended December 31, 2003, the Partnership did not receive any benefit from the weather insurance for this period.

For the remainder of fiscal 2004, the Partnership anticipates paying interest of approximately $32.3 million and anticipates growth and maintenance capital additions of approximately $6.0 million. In addition, the Partnership plans to pay distributions on its units to the extent there is sufficient available cash in accordance with the partnership agreement. The Partnership plans to fund acquisitions made through a combination of debt and equity. Based on its current cash position, proceeds from its $35.0 million senior note offering completed in January 2004, bank credit availability and anticipated net cash to be generated from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2004.

Accounting Policies not yet Adopted

In January 2004, the Financial Accounting Standards Board issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This Statement replaces existing SFAS No. 132, of the same title. All disclosure requirements now required in existing SFAS No. 132 have been retained in the revised version. SFAS No. 132 (revised) requires additional disclosures regarding types of plan assets held, investment strategies, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost (expense). This statement is effective for the Partnership’s September 30, 2004, Form 10-K. It is also, effective for the Partnership’s interim reporting period beginning January 1, 2004.

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

SFAS No. 142 was adopted on October 1, 2002, with the Partnership now calculating amortization using the straight-line method over periods ranging from 5 to 15 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At December 31, 2003, the Partnership had $194.4 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that amortization for these assets for the three month period ended December 31, 2003 would have increased by approximately $0.7 million.

SFAS No. 142 also requires the Partnership’s goodwill to be assessed annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors. If goodwill is determined to be impaired, a loss is recorded in accordance with SFAS No. 142. At December 31, 2003, the Partnership had $278.9 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 3 to 30 years. Net property, plant and equipment was $259.2 million for the Partnership at December 31, 2003. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that depreciation for the three month period ended December 31, 2003 would have increased by approximately $0.7 million.

Critical Accounting Policies and Estimates—(continued)

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

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 25 basis point decrease in the discount rate used for fiscal 2003 would have increased pension expense by approximately $0.1 million and would have increased the minimum pension liability by another $1.8 million. The Partnership assumed a discount rate of 6.00% as of September 30, 2003.

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

At December 31, 2003, the Partnership had outstanding borrowings totaling $601.9 million, of which approximately $127.9 million is subject to variable interest rates under its Bank Credit Facilities. The Partnership also has interest rate swaps with a notional value of $55.0 million which swap fixed rate borrowings of 8.05% to variable rate borrowings based on the six month LIBOR interest rate plus 5.52%. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $1.8 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil, propane and natural gas. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2003, the potential gain on the Partnership’s hedging activity would be to increase the fair value of these outstanding derivatives by $7.3 million to a fair value of $21.6 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair value of these outstanding derivatives by $6.0 million to a fair value of $8.2 million.

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

PART II OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits Included Within:

10.35	Credit agreement dated December 22, 2003, between Petroleum Heat and Power Co., Inc. and the agents, Fleet National Bank, JPMorgan Chase Bank and LaSalle Bank National Association.

10.36	First supplemental indenture dated January 22, 2004 to the indenture dated February 6, 2003 for the Partnership’s 10 ¼% Senior Notes due 2013.

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

(b)	Reports on Form 8-K:

12/4/03—On December 4, 2003, Star Gas Partners, L.P., a Delaware partnership (the “Partnership”), issued a press release describing its financial results for its fourth quarter and year ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)
By: Star Gas LLC as General Partner

Signature	Title	Date

/s/ Ami Trauber Ami Trauber	Chief Financial Officer Star Gas LLC (Principal Financial Officer)	January 29, 2004

/s/ James J. Bottiglieri James J. Bottiglieri	Vice President Star Gas LLC	January 29, 2004

Star Gas Finance Company

(Registrant)

Signature	Title	Date

/s/ Ami Trauber Ami Trauber	Chief Financial Officer (Principal Financial Officer)	January 29, 2004

/s/ James J. Bottiglieri James J. Bottiglieri	Vice President	January 29, 2004