Form 10-Q
period 2004-03-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2004-04-29
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 33-98490

Commission File Number: 333-103873

STAR GAS PARTNERS, L.P.

STAR GAS FINANCE COMPANY

(Exact name of registrants as specified in its charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	06-1437793 75-3094991 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

At April 23, 2004, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	32,165,528
Star Gas Partners, L.P.	Senior Subordinated Units	3,242,696
Star Gas Partners, L.P.	Junior Subordinated Units	345,364
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	Sept. 30, 2003	March 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$10,044	$25,677
Receivables, net of allowance of $7,542 and $9,344, respectively	100,511	218,743
Inventories	38,561	55,911
Prepaid expenses and other current assets	51,470	46,200
Net current assets of discontinued operations	10,523	—

Total current assets	211,109	346,531

Property and equipment, net	261,867	254,082
Long-term portion of accounts receivables	7,145	7,114
Goodwill	272,740	273,350
Intangibles, net	201,468	187,255
Deferred charges and other assets, net	14,414	17,982
Net long-term assets of discontinued operations	6,867	—

Total Assets	$975,610	$1,086,314

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$27,140	$32,440
Working capital facility borrowings	12,000	85,100
Current maturities of long-term debt	22,847	22,586
Accrued expenses	82,356	81,764
Unearned service contract revenue	32,036	33,427
Customer credit balances	74,716	26,772
Net current liabilities of discontinued operations	7,569	—

Total current liabilities	258,664	282,089

Long-term debt	499,341	488,496
Other long-term liabilities	27,829	27,442

Partners’ capital (deficit)
Common unitholders	210,636	298,486
Subordinated unitholders	(57)	6,006
General partner	(3,082)	(2,523)
Accumulated other comprehensive loss	(17,721)	(13,682)

Total Partners’ capital	189,776	288,287

Total Liabilities and Partners’ Capital	$975,610	$1,086,314

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
Sales:
Product	$583,587	$572,921	$904,650	$928,942
Installations, service and appliances	45,117	52,468	95,385	114,464

Total sales	628,704	625,389	1,000,035	1,043,406
Cost and expenses:
Cost of product	371,635	353,056	561,101	572,627
Cost of installations, service and appliances	52,181	57,109	106,201	117,815
Delivery and branch expenses	86,644	96,662	161,158	180,655
Depreciation and amortization expenses	12,788	14,597	25,512	29,022
General and administrative expenses	11,748	10,592	21,905	18,695

Operating income	93,708	93,373	124,158	124,592
Interest expense	(11,393)	(12,729)	(20,343)	(24,381)
Interest income	856	801	1,517	1,634
Amortization of debt issuance costs	(554)	(774)	(991)	(2,043)
Loss on redemption of debt	(181)	—	(181)	—

Income from continuing operations before income taxes	82,436	80,671	104,160	99,802
Income tax expense	1,460	744	2,135	1,150

Income from continuing operations	80,976	79,927	102,025	98,652
Income from discontinued operations before gain on sale of TG&E segment and cumulative effect of change in accounting principle, net of income taxes	2,187	496	1,078	1,083
Gain on sale of TG&E segment, net of income taxes	—	230	—	230
Cumulative effect of change in accounting principle for adoption of SFAS No. 142 for discontinued operations	—	—	(3,901)	—

Net income	$83,163	$80,653	$99,202	$99,965

General Partner’s interest in net income	$832	$739	$992	$933

Limited Partners’ interest in net income	$82,331	$79,914	$98,210	$99,032

Net income per Limited Partner unit:
Basic	$2.54	$2.27	$3.03	$2.86

Diluted	$2.53	$2.27	$3.02	$2.86

Basic weighted average number of Limited Partner units outstanding	32,453	35,158	32,452	34,655

Diluted number of Limited Partner units	32,561	35,158	32,560	34,655

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
Net income	$83,163	$80,653	$99,202	$99,965
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments	(6,468)	(5,445)	(5,988)	4,039

Comprehensive income	$76,695	$75,208	$93,214	$104,004

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2002	$(15,745)	$4,918	$(10,827)
Reclassification to earnings	—	(7,685)	(7,685)
Gain on derivative instruments	—	1,697	1,697

Other comprehensive loss	—	(5,988)	(5,988)

Balance as of March 31, 2003	$(15,745)	$(1,070)	$(16,815)

Balance as of September 30, 2003	$(17,214)	$(507)	$(17,721)
Reclassification to earnings	—	(8,165)	(8,165)
Gain on derivative instruments	—	12,204	12,204

Other comprehensive income	—	4,039	4,039

Balance as of March 31, 2004	$(17,214)	$3,532	$(13,682)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units
(in thousands, except per unit amounts)	Common	Sr. Sub.	Jr. Sub	General Partner	Common	Junior Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2003	30,671	3,142	345	326	$210,636	$(1,628)	$(3,082)	$(17,721)	$189,776
Issuance of units	1,495	101			34,996				34,996
Net income					88,936	984	933		99,965
Other comprehensive income, net								4,039	4,039
Unit compensation expense					48				84
Distributions ($1.15 per unit)					(36,130)	(398)	(374)		(40,573)

Balance as of March 31, 2004	32,166	3,243	345	326	$298,486	(1,042)	$(2,523)	$(13,682)	$288,287

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands)	2003	2004
Cash flows provided by (used in) operating activities:
Net income	$99,202	$99,965
Deduct: Income from discontinued operations	(1,078)	(1,083)
Gain on sale of discontinued operations	—	(230)
Add: Cumulative effect of change in accounting principle for adoption of SFAS No. 142 for discontinued operations	3,901	—

Income from continuing operations	102,025	98,652
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,512	29,022
Amortization of debt issuance cost	991	2,043
Unit compensation expense	1,023	84
Loss on redemption of debt	181	—
Provision for losses on accounts receivable	2,452	3,703
Loss (gain) on sales of fixed assets, net	54	(149)
Changes in operating assets and liabilities:
Increase in receivables	(164,507)	(120,239)
Increase in inventories	(12,716)	(17,270)
Decrease (increase) in other assets	(5,802)	5,021
Increase in accounts payable	16,146	5,502
Decrease in other current and long-term liabilities	(47,469)	(48,948)

Net cash used in continuing operating activities	(82,110)	(42,579)

Cash flows provided by (used in) investing activities:
Capital expenditures	(7,894)	(3,900)
Proceeds from sales of fixed assets	338	1,000
Cash proceeds from disposition of TG&E segment	—	12,795
Acquisitions	(1,837)	(4,232)

Net cash provided by (used in) investing activities	(9,393)	5,663

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	179,000	130,500
Working capital facility repayments	(66,400)	(57,400)
Acquisition facility repayments	(32,600)	(44,200)
Proceeds from the issuance of debt	196,932	38,646
Repayment of debt	(137,226)	(5,345)
Distributions	(34,892)	(40,573)
Proceeds from the issuance of common units, net	—	34,996
Increase in deferred charges	(7,713)	(5,565)

Net cash provided by financing activities	97,101	51,059

Net cash provided by discontinued operations	2,373	1,490

Net increase in cash	7,971	15,633
Cash and cash equivalents at beginning of period	61,007	10,044

Cash and cash equivalents at end of period	$68,978	$25,677

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil and propane. Star Gas is a master limited partnership, which at March 31, 2004 had outstanding 32.2 million common units (NYSE: “SGU” representing an 89.1% limited partner interest) and 3.2 million senior subordinated units (NYSE: “SGH” representing a 9.0% limited partner interest). Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.0% limited partner interest) and 0.3 million general partner units (representing a 0.9% general partner interest).

The Partnership is organized as follows:

•	Star Gas Propane, L.P. (“Star Gas Propane”) is the Partnership’s operating subsidiary and, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership’s assets, sales and earnings. Both the Partnership and Star Gas Propane are Delaware limited partnerships that were formed in October 1995 in connection with the Partnership’s initial public offering. The Partnership is the sole limited partner of Star Gas Propane with a 99% limited partnership interest.

•	The general partner of both the Partnership and Star Gas Propane is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. For information concerning the members of Star Gas LLC and its Board of Directors see “Item 10, Directors and Executive Officers of the Registrant” in the Partnership’s annual report on Form 10-K for fiscal year ended September 30, 2003. Star Gas LLC owns an approximate 1% general partner interest in the Partnership and also owns an approximate 1% general partner interest in Star Gas Propane.

•	The Partnership’s propane operations (the “propane segment”) are conducted through Star Gas Propane and its direct and indirect subsidiaries. Star Gas Propane primarily markets and distributes propane gas and related products to approximately 340,000 customers in the Midwest, Northeast, Florida and Georgia.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct and indirect subsidiaries. Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of Star Gas Propane. Petro is a retail distributor of home heating oil and serves approximately 534,000 customers in the Northeast and Mid-Atlantic.

•	Star Gas Finance Company is a direct wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $235 million 10¼% Senior Notes which are due in 2013. The Partnership is dependent on distributions from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

2)	Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and six month periods ended March 31, 2003 and March 31, 2004 are not necessarily indicative of the results to be expected for the full year. These statements have been prepared on a basis substantially consistent with the accounting principles applied in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2003.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2003.

The Partnership’s natural gas and electricity operations segment was sold on March 31, 2004. These operations were conducted through Total Gas & Electric, Inc. (“TG&E”), a Florida corporation. As a result of the sale of the TG&E segment, the Partnership has restated its prior year results to include the results of the TG&E segment and the gain on the disposition as a component of discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows (in thousands):

	Sept. 30, 2003	March. 31, 2004
Propane gas	$8,288	$5,971
Propane appliances and equipment	5,153	5,116
Heating oil and other fuels	12,268	31,816
Fuel oil parts and equipment	12,852	13,008

	$38,561	$55,911

Property, plant and equipment, consists of the following (in thousands):

	Sept. 30, 2003	March. 31, 2004
Property, plant and equipment	$374,212	$379,240
Less: accumulated depreciation	112,345	125,158

Property and equipment, net	$261,867	$254,082

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Derivatives and Hedging

The Partnership uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil and propane. The Partnership believes it is prudent to minimize the variability and price risk associated with the purchase of home heating oil and propane. Accordingly, it is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale through the use of derivative instruments when appropriate. To a lesser extent, the Partnership also hedges the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil and propane; and (ii) hedge the downside price risk of firm purchase commitments and in some cases physical inventory on hand.

Derivatives that are not designated as hedges must be adjusted to fair value through earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

For the three and six months ended March 31, 2004, the change in accumulated other comprehensive income (loss) is principally attributable to the increase in fair value of existing cash flow hedges offset in part by the reclassification to earnings of accumulated gains on cash flow hedges that settled during the period.

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

The Partnership adopted the applicable provisions of SFAS No. 142 on October 1, 2002, and recorded a non-cash charge of $3.9 million to reduce the carrying value of its then TG&E segment’s goodwill in its first quarter of fiscal 2003. This charge was reflected as a cumulative effect of change in accounting principle in the Partnership’s condensed consolidated statement of operations for the six month period ended March 31, 2003. The Partnership performs its annual impairment review during its fourth fiscal quarter.

3)	Long-term Debt

In January 2004, Star Gas and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $35.0 million of 10 ¼% Senior Notes, due 2013 in a private placement. These notes were issued at a premium to par for total net proceeds of $38.1 million. In February 2004, Star Gas issued 1.495 million common units (including a 15% over-allotment option) for total net proceeds of $35.0 million. The net proceeds of these two offerings resulted in net cash received of $73.1 million. As of March 31, 2004, the net proceeds from the offerings were used to repay a portion of outstanding indebtedness ($13.0 million of the propane segment’s revolving acquisition facility, $33.0 million of the heating oil segment’s revolving acquisition facility, $5.1 million of the propane segment’s 8.04% First Mortgage Notes that were due on March 15, 2004, $1.5 million of the heating oil segment’s working capital facility and $0.2 million of propane’s working capital facility) and approximately $7.2 million were used for general partnership purposes. The Partnership has also designated $13.1 million of the net proceeds to repay existing long-term debt as it becomes due in fiscal 2004.

In September 2003, the heating oil segment entered into an interest rate swap agreement designed to hedge $55.0 million in underlying fixed rate senior note obligations, in order to reduce overall interest expense. The swap agreements would have expired August 1, 2006, and required the counterparties to pay an amount based on the stated fixed interest rate (annual rate 8.05%) pursuant to the senior notes for an aggregate $2.2 million due every six months on August 1 and February 1. In exchange, the heating oil segment was required to make semi-annual floating interest rate payments on the first of August and February based on an annual interest rate equal to the 6 month LIBOR interest rate plus 5.52% applied to the same notional amount of $55.0 million. The swap agreements were recognized as fair value hedges. Amounts to be paid or received under the interest rate swap agreements were accrued and recognized over the life of the agreements as an adjustment to interest expense. On March 11, 2004, Petro and the counterparty signed mutual termination agreements relating to its interest rate swap transactions. Petro terminated these obligations and liabilities in advance of its scheduled termination date, August 1, 2006, and received $0.5 million. This amount was reflected as a basis adjustment to the fair values of the related debt and is being amortized using the effective yield over the remaining lives of the swap agreements as a reduction of interest expense.

4) Discontinued Operations

The TG&E segment (“TG&E”) was the partnership’s energy reseller that marketed natural gas and electricity to residential households in deregulated energy markets in New York, New Jersey, Florida and Maryland and served approximately 65,000 residential customers. TG&E’s operations were conducted through Total Gas & Electric, Inc. (“TG&E”), a Florida corporation, that was an indirect wholly-owned subsidiary of Petro. On March 31, 2004, the partnership sold the stock and business of TG&E in an all-cash transaction to a private party. The Partnership received proceeds of approximately $12.8 million from the sale of TG&E. This amount is subject to adjustments, primarily for post closing increases in bad debts and for gross customer losses over an agreed amount. The amount of net working capital paid at closing by the buyer is also subject to verification. These adjustments have been estimated and are included in the $12.8 million of proceeds and the $0.2 million gain calculation. The sale of TG&E was effective March 31, 2004.

Income from discontinued operations for the three and six month periods ended March 31, 2003 and March 31, 2004 are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
Sales	$40,116	$36,568	$53,765	$52,413
Cost of sales	35,445	33,112	47,306	46,867
Depreciation and amortization	97	138	221	258
General and administrative expenses	2,286	2,747	4,978	4,055

Operating income	2,288	571	1,260	1,233
Net interest expense	101	75	182	150

Income from discontinued operations before gain on sale of TG&E segment and cumulative effect of change in accounting principle, net of income taxes	2,187	496	1,078	1,083
Gain on sale of TG&E segment, net of taxes	—	230	—	230
Cumulative effect of change in accounting principle for adoption of SFAS No. 142	—	—	(3,901)	—

Income from discontinued operations	$2,187	$726	$(2,823)	$1,313

5) Segment Reporting

The Partnership has two reportable operating segments: retail distribution of heating oil and retail distribution of propane gas. The administrative expenses for the public master limited partnership, Star Gas Partners, have not been allocated to the segments. Management has chosen to organize the enterprise under these two segments in order to leverage the expertise it has in each industry, allow each segment to continue to strengthen its core competencies and provide a clear means for evaluation of operating results.

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

5) Segment Reporting– (continued)

The following are the condensed statements of operations and balance sheets for each segment as of and for the periods indicated. There were no inter-segment sales.

(in thousands)	Three Months Ended March 31,
	2003				2004
	Heating Oil	Propane	Partners & Others	Consol.	Heating Oil	Propane	Partners & Others	Consol.
Statements of Operations
Sales	$511,069	$117,635	$—	$628,704	$481,768	$143,621	$—	$625,389
Cost of sales	359,468	64,348	—	423,816	327,826	82,339	—	410,165
Delivery and branch expenses	66,506	20,138	—	86,644	72,010	24,652	—	96,662
Depreciation & amortization expenses	8,604	4,184	—	12,788	9,522	5,075	—	14,597
General and administrative expenses	5,039	2,695	4,014	11,748	4,232	2,548	3,812	10,592

Operating income (loss)	71,452	26,270	(4,014)	93,708	68,178	29,007	(3,812)	93,373
Net interest expense	5,671	2,878	1,988	10,537	7,465	2,570	1,893	11,928
Amortization of debt issuance costs	429	49	76	554	553	42	179	774
Loss (gain) redemption of debt	(212)	393	—	181	—	—	—	—

Income (loss) from continuing operations before taxes	65,564	22,950	(6,078)	82,436	60,160	26,395	(5,884)	80,671
Income tax expense	1,385	75	—	1,460	669	75	—	744

Income (loss) from continuing operations	64,179	22,875	(6,078)	80,976	59,491	26,320	(5,884)	79,927
Income from discontinued operations before gain on sale of TG&E segment, net of income taxes	—	—	2,187	2,187	—	—	496	496
Gain on sale of TG&E segment, net of income taxes	—	—	—	—	—	—	230	230

Net income (loss)	$64,179	$22,875	$(3,891)	$83,163	$59,491	$26,320	$(5,158)	$80,653

Capital expenditures	$2,278	$1,119	$—	$3,397	$831	$491	$—	$1,322

(in thousands)	Six Months Ended March 31,
	2003				2004
	Heating Oil	Propane	Partners & Others	Consol.	Heating Oil	Propane	Partners & Others	Consol.
Statements of Operations
Sales	$806,055	$193,980	$—	$1,000,035	$797,838	$245,568	$—	$1,043,406
Cost of sales	566,386	100,916	—	667,302	553,719	136,723	—	690,442
Delivery and branch expenses	122,080	39,078	—	161,158	132,688	47,967	—	180,655
Depreciation & amortization expenses	17,171	8,341	—	25,512	19,039	9,983	—	29,022
General and administrative expenses	9,420	4,915	7,570	21,905	7,805	4,950	5,940	18,695

Operating income (loss)	90,998	40,730	(7,570)	124,158	84,587	45,945	(5,940)	124,592
Net interest expense	10,665	6,177	1,984	18,826	13,641	4,994	4,112	22,747
Amortization of debt issuance costs	814	101	76	991	1,615	83	345	2,043
Loss (gain) redemption of debt	(212)	393	—	181	—	—	—	—

Income (loss) from continuing operations before taxes	79,731	34,059	(9,630)	104,160	69,331	40,868	(10,397)	99,802
Income tax expense	1,985	150	—	2,135	1,000	150	—	1,150

Income (loss) from continuing operations	77,746	33,909	(9,630)	102,025	68,331	40,718	(10,397)	98,652
Income from discontinued operations before gain on sale of TG&E segment and cumulative effect of change in accounting principle, net of income taxes	—	—	1,078	1,078	—	—	1,083	1,083
Gain on sale of TG&E segment, net of income taxes	—	—	—	—	—	—	230	230
Cumulative effect of change in accounting principle	—	—	(3,901)	(3,901)	—	—	—	—

Net income (loss)	$77,746	$33,909	$(12,453)	$99,202	$68,331	$40,718	$(9,084)	$99,965

Capital expenditures	$4,935	$2,959	$—	$7,894	$1,684	$2,216	$—	$3,900

5) Segment Reporting – (continued)

	September 30, 2003				March 31, 2004
(in thousands)	Heating Oil	Propane	Partners & Others (1)	Consol.	Heating Oil	Propane	Partners & Others (1)	Consol.
Balance Sheets
ASSETS
Current assets:
Cash and cash equivalents	$4,244	$5,788	$12	$10,044	$15,477	$10,123	$77	$25,677
Receivables, net	84,814	15,697	—	100,511	183,905	34,838	—	218,743
Inventories	24,146	14,415	—	38,561	43,402	12,509	—	55,911
Prepaid expenses and other current assets	48,168	3,736	(434)	51,470	42,418	4,397	(615)	46,200
Net current assets of discontinued operations	10,523	—	—	10,523	—	—	—	—

Total current assets	171,895	39,636	(422)	211,109	285,202	61,867	(538)	346,531
Property and equipment, net	75,715	186,152	—	261,867	69,206	184,876	—	254,082
Long-term portion of accounts receivable	6,108	1,037	—	7,145	6,125	989	—	7,114
Investment in subsidiaries	—	103,604	(103,604)	—	—	151,095	(151,095)	—
Goodwill	232,602	40,138	—	272,740	233,074	40,276	—	273,350
Intangibles, net	123,415	78,053	—	201,468	113,433	73,822	—	187,255
Deferred charges & other assets, net	5,403	2,738	6,273	14,414	8,143	3,143	6,696	17,982
Net long-term assets of discontinued operations	6,867	—	—	6,867	—	—	—	—

Total Assets	$622,005	$451,358	$(97,753)	$975,610	$715,183	$516,068	$(144,937)	$1,086,314

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$19,428	$7,712	$—	$27,140	$23,240	$9,200	$—	$32,440
Working capital facility borrowings	6,000	6,000	—	12,000	78,000	7,100	—	85,100
Current maturities of long-term debt	12,597	10,250	—	22,847	12,336	10,250	—	22,586
Accrued expenses and other current liabilities	60,582	9,222	12,552	82,356	57,488	9,901	14,375	81,764
Due to affiliates	(2,385)	(7,600)	9,985	—	(1,436)	14,178	(12,742)	—
Unearned service contract revenue	31,023	1,013	—	32,036	32,539	888	—	33,427
Customer credit balances	49,258	25,458	—	74,716	18,764	8,008	—	26,772
Net current liabilities of discontinued operations	7,569	—	—	7,569	—	—	—	—

Total current liabilities	184,072	52,055	22,537	258,664	220,931	59,525	1,633	282,089
Long-term debt	191,380	110,850	197,111	499,341	158,128	94,525	235,843	488,496
Due to affiliate	116,417	—	(116,417)	—	158,684	—	(158,684)	—
Other long-term liabilities	26,532	1,297	—	27,829	26,345	1,097	—	27,442
Partners’ Capital:
Equity Capital	103,604	287,156	(200,984)	189,776	151,095	360,921	(223,729)	288,287

Total Liabilities and Partners’ Capital	$622,005	$451,358	$(97,753)	$975,610	$715,183	$516,068	$(144,937)	$1,086,314

(1)	The Partner and Other amounts include the balance sheet of the Public Master Limited Partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings and Star Gas Propane.

13

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

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership’s reporting units are consistent with the operating segments identified in Note 5 – Segment Reporting.

Upon adoption of SFAS No. 142 in the first fiscal quarter of 2003, the Partnership recorded a non-cash charge of approximately $3.9 million to reduce the carrying value of its goodwill for it’s then TG&E segment. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s condensed consolidated statement of operations for the six month period ended March 31, 2003. In calculating the impairment charge, the fair value of the reporting units was estimated using a discounted cash flow methodology.

A summary of the Partnership’s goodwill at September 30, 2003 and March 31, 2004, by business segment is as follows (in thousands):

	Heating Oil	Propane	Total
Balance as of September 30, 2003	$232,602	$40,138	$272,740
Fiscal 2004 acquisitions	472	138	610

Balance as of March 31, 2004	$233,074	$40,276	$273,350

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2003			March 31, 2004
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$289,323	$92,877	$196,446	$290,133	$106,868	$183,265
Covenants not to compete	12,959	7,937	5,022	12,959	8,969	3,990

	$302,282	$100,814	$201,468	$303,092	$115,837	$187,255

Amortization expense for intangible assets was $13.1 million for the six months ended March 31, 2003 compared to $15.0 million for the six months ended March 31, 2004. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2004 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

2004	$30,143
2005	$29,864
2006	$28,779
2007	$28,128
2008	$26,188

7) Employee Pension Plan

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2003	2004	2003	2004
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—
Interest cost	952	898	1,905	1,796
Expected return on plan assets	(885)	(1,042)	(1,772)	(2,085)
Net amortization	322	372	644	743
Effect of settlement	1	5	3	5

Net periodic benefit cost	$390	$233	$780	$459

As of March 31, 2004, the heating oil segment made contributions of $0.1 million to its pension plans. The heating oil segment presently expects to contribute an additional $0.5 million to its plans in each of the next two fiscal quarters to fund its pension obligations for fiscal 2004.

8) Acquisitions

During the six month period ended March 31, 2003, the Partnership acquired two retail propane dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $1.8 million. For the remainder of fiscal 2003, the Partnership acquired an additional three retail heating oil dealers and five propane dealers.

During the six month period ended March 31, 2004, the Partnership acquired two retail propane dealers and one retail heating oil dealer. The aggregate consideration for the acquisitions accounted for by the purchase method of accounting was approximately $4.2 million.

The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned for the six month periods ended March 31, 2003 and March 31, 2004:

(in thousands)	2003	2004	Useful Lives
Land	$1,325	$180	—
Buildings	—	126	30 years
Furniture and equipment	—	22	10 years
Fleet	—	319	1 – 30 years
Tanks and equipment	425	2,095	5 – 30 years
Customer lists	—	810	7 – 15 years
Restrictive covenants	107	—	5 years
Goodwill	—	610	—
Working capital	(20)	70	—

Total	$1,837	$4,232

The acquisitions were accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as goodwill in the Condensed Consolidated Balance Sheets. The weighted average useful lives assigned to customer lists acquired in fiscal 2004 is 7 years.

Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective dates of acquisition. The following unaudited pro forma information presents the results of operations of the Partnership, including the thirteen acquisitions completed since October 1, 2002, as if the acquisitions had taken place on October 1, 2002. This pro forma information is presented for informational purposes; it is not indicative of future operating performance (in thousands, except per unit data).

	Six Months Ended March 31,
	2003	2004
Sales	$1,169,913	$1,045,852

Net income	$110,793	$100,246
General Partner’s interest in net income	1,034	936

Limited Partners’ interest in net income	$109,759	$99,310

Basic net income per limited partner unit	$3.38	$2.87

Diluted net income per limited partner unit	$3.37	$2.87

9) Supplemental Disclosure of Cash Flow Information

	Six Months Ended March 31 ,
(in thousands)	2003	2004
Cash paid during the period for:
Income taxes	$705	$689
Interest	$20,030	$22,498
Non-cash financing activities:
Decrease in long-term debt for interest rate swaps	$(1,219)	$(293)
Increase in long-term debt for amortization of debt discount and debt premium, net	$27	$86
Decrease in other assets	$1,192	$207

10) Earnings Per Limited Partner Unit

(in thousands, except per unit data)	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
Income from continuing operations per Limited Partner unit:
Basic	$2.47	$2.25	$3.11	$2.82
Diluted	$2.46	$2.25	$3.10	$2.82

Income from discontinued operations before gain on sale of TG&E segment and cumulative effect of change in accounting principle, net of income taxes per Limited Partner unit:
Basic	$0.07	$0.01	$0.03	$0.03
Diluted	$0.07	$0.01	$0.03	$0.03

Gain on sale of TG&E segment, net of income taxes per Limited Partner unit:
Basic	$—	$0.01	$—	$0.01
Diluted	$—	$0.01	$—	$0.01

Cumulative effect of change in accounting principle for adoption of SFAS No. 142 for discontinued operations per Limited Partner unit:
Basic	$—	$—	$(0.12	$—
Diluted	$—	$—	$(0.12	$—

Net income per Limited Partner unit:
Basic	$2.54	$2.27	$3.03	$2.86
Diluted	$2.53	$2.27	$3.02	$2.86
Basic Earnings Per Unit:
Net income	$83,163	$80,653	$99,202	$99,965
Less: General Partner’s interest in net income	832	739	992	933

Limited Partners’ interest in net income	$82,331	$79,914	$98,210	$99,032

Common Units	28,970	31,591	28,970	31,128
Senior Subordinated Units	3,138	3,222	3,137	3,181
Junior Subordinated Units	345	345	345	345

Weighted average number of Limited Partner units outstanding	32,453	35,158	32,452	34,655

Basic earnings per unit	$2.54	$2.27	$3.03	$2.86

Diluted Earnings Per Unit:
Effect of diluted securities	$—	$—	$—	$—

Limited Partners’ interest in net income	$82,331	$79,914	$98,210	$99,032

Weighted average number of Limited Partner units outstanding	32,453	35,158	32,452	34,655
Senior subordinated units anticipated to be issued under employee incentive plan	108	—	108	—

Diluted number of Limited Partner units	32,561	35,158	32,560	34,655

Diluted earnings per unit	$2.53	$2.27	$3.02	$2.86

11) Subsequent Events

Cash Distributions – On April 29, 2004, the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit and $0.575 per Senior Subordinated Unit, Junior Subordinated Unit and General Partner Interest for the quarter ended March 31, 2004. The distribution will be paid on May 14, 2004, to unitholders of record on May 10, 2004.

Item 2.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Report includes forward-looking statements which represent the Partnership’s expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership’s financial performance, the price and supply of home heating oil and propane and the ability of the Partnership to obtain new accounts and retain existing accounts and the realization of savings from the business process redesign project. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations (“Cautionary Statements”) are disclosed in this Report, including without limitation and in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

In analyzing the financial results of the Partnership, the following matters should be considered.

The primary use for heating oil and propane is for space heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance. The Partnership has purchased weather insurance to partially mitigate the risk of weather conditions. In addition, gross margins can vary according to customer mix. For example, sales to residential customers generate higher profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross margins without necessarily impacting total sales. The customer mix was not a significant factor in either the current quarter to quarter comparison or for the current six months to six months comparison.

The Partnership completed the sale of its TG&E operations in March 2004. Accordingly, the following discussion reflects the historical results for the TG&E segment as discontinued operations.

The heating oil and propane industries are seasonal in nature with peak activity occurring during the winter months. Accordingly, results of operations for the periods presented are not indicative of the results to be expected for a full year.

The following is a discussion of the historical condition and results of operations of Star Gas Partners, L.P. and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this quarterly report on Form 10-Q.

THREE MONTHS ENDED MARCH 31, 2004

COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Volume

For the three months ended March 31, 2004, retail volume of home heating oil and propane increased 3.1 million gallons, or 0.9%, to 352.5 million gallons, as compared to 349.4 million gallons for the three months ended March 31, 2003. This increase was due to a 13.8 million gallon increase in the propane segment largely offset by a 10.7 million gallon decrease in the heating oil segment. The increase in volume reflects the impact of an additional 40.4 million gallons provided by acquisitions partially offset by the impact of warmer temperatures and net customer losses, largely in the home heating oil segment’s lower margin commercial business. The Partnership estimates that it has approximately 3% fewer customers, after adjusting for acquisitions, at March 31, 2004 than it had at March 31, 2003. The Partnership also believes that a shift in the delivery pattern at the heating oil segment, designed to increase efficiency reduced volume for the current quarter by an estimated 7.5 million gallons. Typical delivery patterns would have resulted in these gallons being delivered in the three months ended March 31, 2004. Temperatures in the Partnership’s areas of operations for the three months ended March 31, 2004 were an average of 2.4% warmer than in the prior year’s comparable quarter and approximately 6.0% colder than normal as reported by the National Oceanic Atmosphere Administration (“NOAA”).

The above activity is summarized as follows:

(in millions)
Volume – three months ended March 31, 2003	349.4
Impact of warmer temperatures	(5.1)
Impact of acquisitions	40.4
Lower commercial volume	(11.0)
Delivery scheduling	(7.5)
Net customer losses and other	(13.7)

Volume – three months ended March 31, 2004	352.5

Sales

For the three months ended March 31, 2004, sales decreased $3.3 million, or 0.5%, to $625.4 million, as compared to $628.7 million for the three months ended March 31, 2003. This decrease was due to $29.3 million lower home heating oil sales largely offset by $26.0 million higher propane segment sales. Sales remained relatively flat as the per gallon selling prices for the current quarter were slightly down from the prior year per gallon selling prices. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased $4.3 million in the heating oil segment and by $3.1 million in the propane segment from the prior year’s comparable period due to acquisitions, increased installation activity and from increases in rates charged to customers for service contracts and increases in billable service.

Cost of Product

For the three months ended March 31, 2004, cost of product decreased $18.6 million, or 5.0%, to $353.1 million, as compared to $371.6 million for the three months ended March 31, 2003. This decrease was due to $35.2 million of lower cost of product at the home heating oil segment partially offset by $16.6 million higher cost of product at the propane segment. Cost of product decreased due to slightly lower supply cost which was offset to a much lesser extent by the additional cost of product related to the increase in volume. While selling prices and supply cost both decreased on a per gallon basis, the decrease in selling prices was less than the decrease in supply cost, which results in higher per gallon margins of approximately 1.5 cents.

Cost of Installations, Service and Appliances

For the three months ended March 31, 2004, cost of installations, service and appliances increased $4.9 million, or 9.4%, to $57.1 million, as compared to $52.2 million for the three months ended March 31, 2003. This increase was due to an additional $3.5 million in the heating oil segment and by $1.4 million in the propane segment from the prior year’s comparable period largely due to the increase in sales of these products.

Delivery and Branch Expenses

For the three months ended March 31, 2004, delivery and branch expenses increased $10.0 million, or 11.6%, to $96.7 million, as compared to $86.6 million for the three months ended March 31, 2003. This increase was due to an additional $5.5 million of delivery and branch expenses at the heating oil segment and a $4.5 million increase in delivery and branch expenses for the propane segment. The increase in delivery and branch expenses was largely due to additional operating cost associated with acquisitions, increased customer service expense of $0.9 million at the heating oil segment resulting largely from the start-up of the new outsourced call center and for the impact of operating expense and wage increases. Delivery and branch expenses increased approximately $2.4 million from the comparable prior year quarter due to the impact of operating expense and wage increases and by $8.9 million for acquisitions. This $8.9 million is largely for the establishment of base operations in new markets as well as for the variable cost of delivering the additional gallons provided by acquisitions. Delivery and branch expenses also increased due to a sales reorganization undertaken in the heating oil segment which resulted in the elimination of 43 sales positions. Reorganization costs, consisting principally of severance costs, totaled $0.9 million. This reorganization represents an expansion of the segment’s centralized sales center as the segment moves away from a one to one selling model. These increases in delivery and branch expenses were partially reduced by cost reductions relating to lower volume delivered due to warmer temperatures and net customer losses experienced in fiscal 2004.

The heating oil segment’s business process redesign project was substantially completed during fiscal 2003. As part of this redesign, a transition to outsourcing in the area of customer call center management has been undertaken as both a customer satisfaction and a cost reduction strategy. The Partnership believes outsourcing customer inquiries will improve customer responsiveness and eliminate redundancy by leveraging the technology and expertise available from third party service organizations. In addition, an outsourcing partner has greater flexibility to manage extreme seasonal volume. Start up challenges associated with the transition to a third party customer call center impacted the customer base in the first six months of fiscal 2004 and have required unanticipated training and support which will be ongoing through fiscal 2004. This will reduce the savings otherwise anticipated to be realized from the business redesign project in fiscal 2004.

Depreciation and Amortization Expenses

For the three months ended March 31, 2004, depreciation and amortization expenses increased $1.8 million, or 14.1%, to $14.6 million, as compared to $12.8 million for the three months ended March 31, 2003. This increase was primarily due to a larger depreciable base of assets as a result of the impact of acquisitions and for increased depreciation resulting from the technology investment made by the heating oil segment as part of its business process redesign project.

General and Administrative Expenses

For the three months ended March 31, 2004, general and administrative expenses decreased $1.2 million, or 9.8%, to $10.6 million, as compared to $11.7 million for the three months ended March 31, 2003. The heating oil segment’s business process redesign project was substantially completed during fiscal 2003 and the Partnership did not incur any expense for this project for the quarter ended March 31, 2004. General and administrative expenses for the three months ended March 31, 2003 included $1.3 million of expense for this project. While the heating oil segment’s business design project was substantially completed in fiscal 2003, continued efforts toward organizational improvement continue. Additional organizational and management changes are being actively studied.

Interest Expense

For the three months ended March 31, 2004, interest expense increased $1.3 million, or 11.7%, to $12.7 million, as compared to $11.4 million for the three months ended March 31, 2003. This increase was largely due to a higher average balance of long-term debt outstanding during the three months ended March 31, 2004 compared to the three month period ended March 31, 2003 and for additional interest related to the higher interest rate on the Partnership’s $235.0 million debt offerings largely completed in fiscal 2003 versus the debt repaid with the proceeds from these offerings. This increase in long-term debt outstanding was largely for the funding of acquisitions.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2004, amortization of debt issuance costs increased $0.2 million, or 39.7%, to $0.8 million, as compared to $0.6 million for the three months ended March 31, 2003. This increase was largely due to the amortization of debt issuance costs for the Partnership’s $235.0 million debt offerings and for the amortization of bank fees incurred in connection with the heating oil segment’s bank credit facility.

Loss on Redemption of Debt

For the three months ended March 31, 2003, the Partnership recorded a $0.2 million expense largely consisting of the unamortized deferred debt issuance cost associated with long-term debt repaid partially offset by the gain on extinguishments applicable to the portion of the related debt that was repaid.

Income Tax Expense

For the three months ended March 31, 2004, income tax expense decreased $0.7 million to $0.7 million, as compared to $1.5 million for the three months ended March 31, 2003. This decrease was due to lower expected state income taxes for fiscal 2004.

Income from Continuing Operations

For the three months ended March 31, 2004, income from continuing operations decreased $1.0 million or 1.3%, to $79.9 million, as compared to $81.0 million for the three months ended March 31, 2003. This decrease was due to a $4.7 million decrease in income from continuing operations at the heating oil segment largely offset by $3.4 million higher income from continuing operations at the propane segment and a slightly less loss of $0.2 million at the Partnership level. The decrease in income from continuing operations was primarily due to the impact of warmer temperatures and net customer losses largely offset by the impact of acquisitions, increased revenues from installations, service and appliances sales and from increased per gallon margins.

Income From Discontinued Operations

For the three months ended March 31, 2004, income from discontinued operations decreased $1.7 million, or 77.3%, to $0.5 million, as compared to $2.2 million for the three months ended March 31, 2003. This decrease was largely due to lower natural gas margins and higher direct marketing expenses to obtain new customers. This income relates to the operating results from the TG&E business that was sold on March 31, 2004.

Gain on Sale of TG&E Segment

For the three months ended March 31, 2004, the Partnership recorded a $0.2 million gain on the sale of TG&E. The Partnership received net proceeds after expenses of $12.8 million from this sale.

Net Income

For the three months ended March 31, 2004, net income decreased $2.5 million, or 3.0%, to $80.7 million, as compared to $83.2 million for the three months ended March 31, 2003. The decrease was due to a $4.7 million decrease in the net income at the heating oil segment and a $1.2 million increase in the net loss at the Partnership level partially offset by a $3.4 million increase in net income at the propane segment. The decrease in net income was primarily due to the lower income from continuing operations further decreased by higher interest expense and lower income from discontinued operations.

SIX MONTHS ENDED MARCH 31, 2004

COMPARED TO SIX MONTHS ENDED MARCH 31, 2003

Volume

For the six months ended March 31, 2004, retail volume of home heating oil and propane increased 11.3 million gallons, or 2.0%, to 582.6 million gallons, as compared to 571.3 million gallons for the six months ended March 31, 2003. This increase was due to a 22.1 million gallon increase in the propane segment partially offset by a 10.8 million gallon decrease in the heating oil segment. The increase in volume reflects the impact of an additional 67.0 million gallons provided by acquisitions partially offset by the impact of warmer temperatures and net customer losses, largely in the home heating oil segment’s lower margin commercial business. The Partnership estimates that it has approximately 3% fewer customers, after adjusting for acquisitions, at March 31, 2004 than it had at March 31, 2003. Temperatures in the Partnership’s areas of operations for the six months ended March 31, 2004 were an average of 5.2% warmer than in the prior year’s comparable six months and approximately 2.0% colder than normal as reported by the National Oceanic Atmosphere Administration (“NOAA”).

The above activity is summarized as follows:

(in millions)
Volume – six months ended March 31, 2003	571.3
Impact of warmer temperatures	(27.1)
Impact of acquisitions	67.0
Lower commercial volume	(15.7)
Delivery scheduling	2.6
Net customer losses and other	(15.5)

Volume – six months ended March 31, 2004	582.6

Sales

For the six months ended March 31, 2004, sales increased $43.4 million, or 4.3%, to $1,043.4 million, as compared to $1,000.0 million for the six months ended March 31, 2003. This increase was due to $51.6 million higher propane segment sales partially offset by $8.2 million lower home heating oil sales. Sales increased largely as a result of higher selling prices and from the additional volume sold. Selling prices increased versus the prior year’s comparable period in response to higher supply costs. Sales of rationally related products, including heating and air conditioning equipment installation and service and water softeners increased $12.0 million in the heating oil segment and by $7.1 million in the propane segment from the prior year’s comparable period due to acquisitions, increased installation activity and from increases in rates charged to customers for service contracts and increases in billable service.

Cost of Product

For the six months ended March 31, 2004, cost of product increased $11.5 million, or 2.1%, to $572.6 million, as compared to $561.1 million for the six months ended March 31, 2003. This increase was due to $32.5 million of higher cost of product at the propane segment partially offset by $21.0 million lower cost of product at the heating oil segment. Cost of product increased largely due to higher supply cost and from the cost of product related to the increased volume. While selling prices and supply cost both increased on a per gallon basis, the increase in selling prices was greater than the increase in supply cost, which results in higher per gallon margins of approximately 1.0 cents.

Cost of Installations, Service and Appliances

For the six months ended March 31, 2004, cost of installations, service and appliances increased $11.6 million, or 10.9%, to $117.8 million, as compared to $106.2 million for the six months ended March 31, 2003. This increase was due to an additional $8.3 million in the heating oil segment and by $3.3 million in the propane segment from the prior year’s comparable period largely due to the increase in sales of these products.

Delivery and Branch Expenses

For the six months ended March 31, 2004, delivery and branch expenses increased $19.5 million, or 12.1%, to $180.7 million, as compared to $161.2 million for the six months ended March 31, 2003. This increase was due to an additional $10.6 million of delivery and branch expenses at the heating oil segment and a $8.9 million increase in delivery and branch expenses for the propane segment. The increase in delivery and branch expenses was largely due to additional operating cost associated with acquisitions, increased customer service expense of $2.1 million at the heating oil segment resulting largely from the start-up of the new outsourced call center and for the impact of operating expense and wage increases. Delivery and branch expenses increased approximately $4.5 million from the comparable prior year six months due to the impact of operating expense and wage increases and by $16.6 million for acquisitions. This $16.6 million is largely for the establishment of base operations in new markets as well as for the variable cost of delivering the additional gallons provided by acquisitions. These increases in delivery and branch expenses were partially reduced by cost reductions relating to lower volume delivered due to warmer temperature and net customer losses experienced in fiscal 2004.

The heating oil segment’s business process redesign project was substantially completed during fiscal 2003. As part of this redesign, a transition to outsourcing in the area of customer call center management has been undertaken as both a customer satisfaction and a cost reduction strategy. The Partnership believes outsourcing customer inquiries will improve customer responsiveness and eliminate redundancy by leveraging the technology and expertise available from third party service organizations. In addition, an outsourcing partner has greater flexibility to manage extreme seasonal volume. Start up challenges associated with the transition to a third party customer call center impacted the customer base in the first six months of fiscal 2004 and have required unanticipated training and support which will be ongoing through fiscal 2004. This will reduce the savings otherwise anticipated to be realized from the business redesign project in fiscal 2004.

Depreciation and Amortization Expenses

For the six months ended March 31, 2004, depreciation and amortization expenses increased $3.5 million, or 13.8%, to $29.0 million, as compared to $25.5 million for the six months ended March 31, 2003. This increase was primarily due to a larger depreciable base of assets as a result of the impact of acquisitions and for increased depreciation resulting from the technology investment made by the heating oil segment as part of its business process redesign project.

General and Administrative Expenses

For the six months ended March 31, 2004, general and administrative expenses decreased $3.2 million, or 14.7%, to $18.7 million, as compared to $21.9 million for the six months ended March 31, 2003. The heating oil segment’s business process redesign project was substantially completed during fiscal 2003 and the Partnership did not incur any expense for this project for the six months ended March 31, 2004. General and administrative expenses for the six months ended March 31, 2003 included $2.4 million of expense for this project. General and administrative expenses also decreased due to a $0.9 million decrease in the accrual for compensation earned for unit appreciation rights and restricted stock awards previously granted. The accrual was lower as the Partnership recorded a lower accrual for units to be issued under the Director and Employee Unit Incentive Plan as the Partnership doesn’t currently expect to achieve the specified objectives for this plan in fiscal 2004.

Interest Expense

For the six months ended March 31, 2004, interest expense increased $4.0 million, or 19.8%, to $24.4 million, as compared to $20.3 million for the six months ended March 31, 2003. This increase was largely due to a higher average balance of long-term debt outstanding during the six months ended March 31, 2004 compared to the six month period ended March 31, 2003 and for additional interest related to the higher interest rate on the Partnership’s $235.0 million debt offerings largely completed in fiscal 2003 versus the debt repaid with the proceeds from these offerings. This increase in long-term debt outstanding was largely for the funding of acquisitions.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2004, amortization of debt issuance costs increased $1.1 million, or 106.2%, to $2.0 million, as compared to $1.0 million for the six months ended March 31, 2003. This increase was largely due to the amortization of debt issuance costs for the Partnership’s $235.0 million debt offerings and for the amortization of bank fees incurred in connection with the heating oil segment’s bank credit facility.

Income Tax Expense

For the six months ended March 31, 2004, income tax expense decreased $1.0 million, or 46.1%, to $1.2 million, as compared to $2.1 million for the six months ended March 31, 2003. This decrease was due to lower expected state income taxes for fiscal 2004.

Income From Continuing Operations

For the six months ended March 31, 2004, income from continuing operations decreased $3.4 million, or 3.3%, to $98.7 million, as compared to $102.0 million for the six months ended March 31, 2003. This decrease was due to a $9.4 million decrease in income from continuing operations at the heating oil segment and a $0.8 million larger loss at the Partnership level partially offset by $6.8 million higher income from continuing operations at the propane segment. The decrease in income from continuing operations was primarily due to the impact of warmer temperatures and net customer losses partially offset by the impact of acquisitions, increased revenues from installations, service and appliance sales and from increased per gallon margins.

Income From Discontinued Operations

For the six months ended March 31, 2004, income from discontinued operations remained flat at $1.1 million for both periods. This income relates to the operating results from the TG&E business that was sold on March 31, 2004.

Gain On Sale of TG&E Segment

For the six months ended March 31, 2004, the Partnership recorded a $0.2 million gain on the sale of TG&E. The Partnership receives net proceeds after expenses of $12.8 million from this sale.

Cumulative Effect of Change in Accounting Principle

For the six months ended March 31, 2003, the Partnership recorded a $3.9 million decrease in net income arising from the adoption of Statement No. 142 to reflect the impairment of its goodwill for TG&E.

Net Income

For the six months ended March 31, 2004, net income increased $0.8 million, or 0.8%, to $100.0 million, as compared to $99.2 million for the six months ended March 31, 2003. The increase was due to a $6.8 million increase in net income at the propane segment and a $3.4 million lower net loss at the partnership level largely offset by a $9.4 million decrease in the net income at the heating oil segment. The increase in net income was primarily due to the impact in fiscal 2003 of the $3.9 million decrease in net income at the TG&E segment for the adoption of SFAS No. 142 partially offset by the decrease in income from continuing operations and for increased interest expense.

Liquidity and Capital Resources

The ability of Star Gas to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business, and weather conditions, and other factors, most of which are beyond its control. Future capital requirements of Star Gas are expected to be provided by cash flows from operating activities and cash on hand at March 31, 2004. To the extent future capital requirements exceed cash flows from operating activities:

a)	working capital will be financed by the Partnership’s working capital lines of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable;

b)	growth capital expenditures, mainly for customer tanks, will be financed in fiscal 2004 by the use of the Partnership’s credit facilities; and

c)	acquisition capital expenditures will be financed by the revolving acquisition lines of credit, long-term debt, the issuance of additional Common Units or a combination thereof.

Cash Flows

Operating Activities. The net cash used in operations of $42.6 million for the first six months of fiscal 2004 consisted of income from continuing operations of $98.7 million, noncash charges of $34.7 million, primarily made up of depreciation and amortization of $31.1 million, which were offset by an increase in operating assets and liabilities of $175.9 million. The increase in operating assets and liabilities of $175.9 million was less than the $214.3 million for the six months ended March 31, 2003 largely due to a lower increase in accounts receivables. Despite sales increasing from $1,000.0 million in the first six months of fiscal 2003 to $1,043.4 million for the first six months of fiscal 2004, the increase in accounts receivable was $44.3 million less than the increase in the first six months in fiscal 2003 as collections increased from $833.1 million in the first six months of fiscal 2003 to $919.5 million for the first six months of fiscal 2004. This increase in collections was partially offset by cash payments for cost of product and cost of installations, service and appliances which increased from $663.9 million in the first six months of fiscal 2003 to $702.2 million in the first six months of fiscal 2004.

Investing Activities. Star Gas completed three acquisitions during the six months ended March 31, 2004, investing $4.2 million. This expenditure for acquisitions is reflected in the cash provided by investing activities of $5.7 million along with $3.9 million invested for capital expenditures and the $12.8 million of proceeds received from the sale of TG&E. The $3.9 million for capital expenditures is comprised of $2.1 million of capital additions needed to sustain operations at current levels and $1.8 million for capital expenditures incurred in connection with the heating oil segment’s business process redesign program and for customer tanks and other capital expenditures to support growth of operations. The capital expenditures made for the business process redesign program were largely for the purchase of technology to increase the efficiency and quality of services provided to its customers. Investing activities also includes proceeds from the sale of fixed assets of $1.0 million.

Financing Activities. During the six months ended March 31, 2004, increased bank working capital borrowings of $73.1 million, $38.6 million of proceeds from the issuance of senior notes and $35.0 million of net proceeds from the issuance of equity provided cash of $146.7 million. Cash distributions paid to Unitholders of $40.6 million, acquisition facility and debt repayments of $49.5 million and other financing activities, which were largely for fees incurred in connection with the renewal of the home heating oil segment’s bank credit facilities and from issuance of the senior notes of $5.6 million reduced the net cash provided by financing activities to $51.1 million.

As a result of the above activity and the $1.5 million of cash provided by discontinued operations, cash increased by $15.6 million to $25.7 million as of March 31, 2004.

Earnings before interest, taxes, depreciation and amortization from continuing operations (EBITDA)

For the six months ended March 31, 2004, EBITDA increased $4.1 million, or 2.8% to $153.6 million as compared to $149.5 million for the six months ended March 31, 2003. This increase was due to a $7.2 million increase in the propane segment EBITDA and a $1.6 million increase in the EBITDA at the Partnership level partially offset by a $4.8 million reduction in EBITDA at the heating oil segment. The increase in EBITDA was largely due to the results of acquisitions, increased revenues from installations, service and appliance sales and from increased per gallon margins partially offset by the impact of warmer weather and net customer losses.

The Partnership uses EBITDA as a measure of liquidity and it is being included in this report because the Partnership believes that it provides investors and industry analysts with additional information to evaluate the Partnership’s ability to pay quarterly distributions. EBITDA is not a recognized term under generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income/(loss) or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by the Partnership excludes some, but not all of the items that affect net income/(loss), it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) the calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to cash provided by operating activities (amounts in thousands):

	Six Months Ended March 31,
	2003	2004
Income from continuing operations	$102,025	$98,652
Plus:
Income tax expense	2,135	1,150
Amortization of debt issuance costs	991	2,043
Interest expense, net	18,826	22,747
Depreciation and amortization	25,512	29,022

EBITDA	149,489	153,614
Add/(subtract)
Loss on redemption of debt	181	—
Income tax expense	(2,135)	(1,150)
Interest expense, net	(18,826)	(22,747)
Unit compensation expense	1,023	84
Provision for losses on accounts receivable	2,452	3,703
Loss (gain) on sales of fixed assets, net	54	(149)
Change in operating assets and liabilities	(214,348)	(175,934)

Net cash used in operating activities	$(82,110)	$(42,579)

Financing and Sources of Liquidity

The Partnership’s heating oil segment has a bank credit facility, which includes a working capital facility, providing for up to $150.0 million of borrowings to be used for working capital purposes, an acquisition facility, providing for up to $50.0 million of borrowings to be used for acquisitions and for certain capital improvements and a $35.0 million letter of credit facility primarily for insurance purposes. The working capital facility and letter of credit facility will expire on June 30, 2006. The acquisition facility will convert to a term loan for any outstanding borrowings on June 30, 2006, which balance will be payable in eight equal quarterly principal payments. At March 31, 2004, $78.0 million of working capital borrowings were outstanding.

The Partnership’s propane segment has a bank credit facility, which consists of a $25.0 million acquisition facility, a $25.0 million growth capital facility that can be used to fund maintenance and growth capital expenditures and a $24.0 million working capital facility. The working capital facility expires on September 30, 2006. Borrowings under the acquisition and growth capital facilities will revolve until September 30, 2006, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2008. At March 31, 2004, $1.4 million of acquisition facility borrowings, $2.0 million of Growth Capital Facility borrowings and $7.1 million of working capital borrowings were outstanding.

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

As of March 31, 2004, the Partnership was in compliance with all debt covenants.

On January 22, 2004, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $35.0 million face value senior notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on February 15, 2004. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium as defined. These notes were priced at 110.5% for total gross proceeds of $38.6 million. The Partnership also incurred $0.5 million of fees and expenses in connection with the issuance of these notes resulting in net proceeds of $38.1 million. The net proceeds from the offering were largely used to repay indebtedness.

In February 2004, the Partnership received net proceeds after expenses of $35.0 million from a publicly underwritten equity offering for the sale of 1,495,000 common units. The net proceeds from this underwriting were largely used to repay indebtedness.

The Partnership had $511.1 million of debt outstanding as of March 31, 2004 (amount does not include working capital borrowings of $85.1 million), with significant maturities occurring over the next five years. The following summarizes the Partnership’s long-term debt maturities during the twelve months ended March 31,

2005	$22.6 million
2006	$33.9 million
2007	$70.7 million
2008	$40.4 million
2009	$17.3 million
Thereafter	$326.2 million

The Partnership’s heating oil segment’s bank credit facilities allow for the use of the credit facilities to repay up to $22.5 million of existing senior debt and the Partnership’s propane segment’s bank credit facilities allow for the refinancing of up to $25.0 million of existing senior debt. The refinancing capabilities are subject to capacity and other restrictions. Funding for debt maturities other than for what could be refinanced with bank facilities will otherwise largely be dependent upon new debt or equity issuances.

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

The Partnership utilizes weather insurance in order to assist the Partnership in maintaining the stability of its cash flows. The Partnership purchased a base of $12.5 million of weather insurance coverage for each year from 2004 – 2007. The amount of insurance proceeds that can be realized under these policies is calculated by multiplying the degree day deviation from an agreed upon cumulative degree day strike price by $35,000. The calculation period for the weather insurance coverage is from November first to the end of February and is measured based upon a weighting of certain New England and Mid-Atlantic weather stations. Due to the close to normal weather conditions experienced for the current policy period, the Partnership did not receive any benefit from the weather insurance for the six months ended March 31, 2004.

For the remainder of fiscal 2004, the Partnership anticipates paying interest of approximately $20.8 million and anticipates growth and maintenance capital additions of approximately $4.5 million. In addition, the Partnership plans to pay distributions on its units to the extent there is sufficient available cash in accordance with the partnership agreement. The Partnership plans to fund acquisitions made through a combination of debt and equity. Based on its current cash position, bank credit availability and anticipated net cash to be generated from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2004.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to interest rate risk primarily through its Bank Credit Facilities due to the fact that they are subject to variable interest rates. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At March 31, 2004, the Partnership had outstanding borrowings totaling $596.2 million, of which approximately $88.5 million is subject to variable interest rates under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.9 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil and propane. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2004, the potential gain on the Partnership’s hedging activity would be to increase the fair value of these outstanding derivatives by $1.8 million to a fair value of $7.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair value of these outstanding derivatives by $1.8 million to a fair value of $3.6 million.

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

PART II OTHER INFORMATION

Item 6.

Exhibits	and Reports on Form 8-K

(a)	Exhibits Included Within:

10.37	Agreement to sell the stock and business of Total Gas & Electric

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

(b)	Reports on Form 8-K:

1/7/04 – On January 7, 2004, Star Gas Partners, L.P., a Delaware partnership (the “Partnership”), filed the balance sheets of Star Gas LLC, a Delaware limited liability company and the sole general partner of the Partnership.

1/29/04 – On January 29, 2004, Star Gas Partners, L.P., issued a press release describing its financial results for its first fiscal quarter ended December 31, 2003.

2/2/04 – This Form 8-K consists of a copy of the underwriting agreement dated as of February 2, 2004, for a firm commitment public offering of up to 1,300,000 common units (plus a 15% over-allotment option) of the registrant that were previously registered pursuant to a shelf registration statement on Form S-3 (SEC File No. 333-100976), together with an opinion of counsel relating thereto.

3/15/04 – This Form 8-K consists of a copy of the Star Gas Partners, L.P., press release, dated March 15, 2004, announcing that it had reached an agreement to sell the stock and business of Total Gas & Electric (“TG&E”) in an all-cash transaction to a private party.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Star Gas LLC as General Partner

Signature	Title	Date
/s/ Ami Trauber	Chief Financial Officer	April 29, 2004
Ami Trauber	Star Gas LLC
(Principal Financial Officer)

/s/ James J. Bottiglieri	Vice President	April 29, 2004
James J. Bottiglieri	Star Gas LLC

Star Gas Finance Company

(Registrant)

Signature	Title	Date
/s/ Ami Trauber	Chief Financial Officer	April 29, 2004
Ami Trauber	(Principal Financial Officer)

/s/ James J. Bottiglieri	Vice President	April 29, 2004
James J. Bottiglieri