Form 10-Q
period 2004-06-30
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2004-07-29
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

At July 23, 2004, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	32,165,528
Star Gas Partners, L.P.	Senior Subordinated Units	3,245,196
Star Gas Partners, L.P.	Junior Subordinated Units	345,364
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	Sept. 30, 2003	June 30, 2004
ASSETS
Current assets
Cash and cash equivalents	$10,044	$19,328
Receivables, net of allowance of $7,542 and $10,597, respectively	100,511	130,458
Inventories	38,561	43,738
Prepaid expenses and other current assets	51,470	40,257
Net current assets of discontinued operations	10,523	—

Total current assets	211,109	233,781

Property and equipment, net	261,867	250,351
Long-term portion of accounts receivables	7,145	6,684
Goodwill	272,740	274,097
Intangibles, net	201,468	183,153
Deferred charges and other assets, net	14,414	16,817
Net long-term assets of discontinued operations	6,867	—

Total Assets	$975,610	$964,883

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$27,140	$25,495
Working capital facility borrowings	12,000	29,650
Current maturities of long-term debt	22,847	24,536
Accrued expenses	82,356	82,432
Unearned service contract revenue	32,036	33,528
Customer credit balances	74,716	29,875
Net current liabilities of discontinued operations	7,569	—

Total current liabilities	258,664	225,516

Long-term debt	499,341	485,202
Other long-term liabilities	27,829	27,072
Partners’ capital (deficit)
Common unitholders	210,636	242,213
Subordinated unitholders	(57)	(373)
General partner	(3,082)	(3,116)
Accumulated other comprehensive loss	(17,721)	(11,631)

Total Partners’ capital	189,776	227,093

Total Liabilities and Partners’ Capital	$975,610	$964,883

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data)	2003	2004	2003	2004
Sales:
Product	$171,129	$178,023	$1,075,779	$1,106,965
Installations, service and appliances	45,736	51,132	141,121	165,596

Total sales	216,865	229,155	1,216,900	1,272,561
Cost and expenses:
Cost of product	102,209	114,953	663,310	687,580
Cost of installations, service and appliances	46,888	49,621	153,089	167,436
Delivery and branch expenses	66,030	73,953	227,188	254,608
Depreciation and amortization expenses	13,086	14,214	38,598	43,236
General and administrative expenses	14,350	6,407	36,255	25,102

Operating income (loss)	(25,698)	(29,993)	98,460	94,599
Interest expense	(12,415)	(12,455)	(32,758)	(36,836)
Interest income	1,533	1,083	3,050	2,717
Amortization of debt issuance costs	(606)	(794)	(1,597)	(2,837)
Loss on redemption of debt	—	—	(181)	—

Income (loss) from continuing operations before income taxes	(37,186)	(42,159)	66,974	57,643
Income tax expense	100	75	2,235	1,225

Income (loss) from continuing operations	(37,286)	(42,234)	64,739	56,418
Income (loss) from discontinued operations before loss on sale of TG&E segment and cumulative effect of change in accounting principle, net of income taxes	(566)	(50)	512	1,033
Loss on sale of TG&E segment, net of income taxes	—	(247)	—	(17)
Cumulative effect of change in accounting principle for adoption of SFAS No. 142 for discontinued operations	—	—	(3,901)	—

Net income (loss)	$(37,852)	$(42,531)	$61,350	$57,434

General Partner’s interest in net income (loss)	$(378)	$(405)	$614	$528

Limited Partners’ interest in net income (loss)	$(37,474)	$(42,126)	$60,736	$56,906

Basic and diluted income (loss) per Limited Partner unit:
Income from continuing operations	$(1.14)	$(1.17)	$1.97	$1.60

Net income (loss)	$(1.15)	$(1.18)	$1.87	$1.62

Basic weighted average number of Limited Partner units outstanding	32,457	35,756	32,453	35,021

Diluted number of Limited Partner units	32,457	35,756	32,561	35,021

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2003	2004	2003	2004
Net income (loss)	$(37,852)	$(42,531)	$61,350	$57,434
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments	2,587	2,051	(3,401)	6,090

Comprehensive income (loss)	$(35,265)	$(40,480)	$57,949	$63,524

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2002	$(15,745)	$4,918	$(10,827)
Reclassification to earnings	—	(8,110)	(8,110)
Gain on derivative instruments	—	4,709	4,709

Other comprehensive loss	—	(3,401)	(3,401)

Balance as of June 30, 2003	$(15,745)	$1,517	$(14,228)

Balance as of September 30, 2003	$(17,214)	$(507)	$(17,721)
Reclassification to earnings	—	(10,342)	(10,342)
Gain on derivative instruments	—	16,432	16,432

Other comprehensive income	—	6,090	6,090

Balance as of June 30, 2004	$(17,214)	$5,583	$(11,631)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Number of Units
(in thousands, except per unit amounts)	Common	Sr. Sub.	Jr. Sub	General Partner	Common	Senior Sub.	Junior Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2003	30,671	3,142	345	326	$210,636	$1,571	$(1,628)	$(3,082)	$(17,721)	$189,776
Issuance of units	1,495	103			34,996					34,996
Net income					51,142	5,202	562	528		57,434
Other comprehensive income, net									6,090	6,090
Unit compensation expense					66	55				121
Distributions ($1.725 per unit)					(54,627)	(5,539)	(596)	(562)		(61,324)

Balance as of June 30, 2004	32,166	3,245	345	326	$242,213	$1,289	$(1,662)	$(3,116)	$(11,631)	$227,093

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended June 30,
	2003	2004
Cash flows provided by (used in) operating activities:
Net income	$61,350	$57,434
Deduct: Income from discontinued operations	(512)	(1,033)
Loss on sale of discontinued operations	—	17
Add: Cumulative effect of change in accounting principle for adoption of SFAS No. 142 for discontinued operations	3,901	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,598	43,236
Amortization of debt issuance cost	1,597	2,837
Unit compensation expense	1,876	121
Loss on redemption of debt	181	—
Provision for losses on accounts receivable	5,193	7,027
Loss (gain) on sales of fixed assets, net	128	(198)
Changes in operating assets and liabilities:
Increase in receivables	(62,187)	(35,125)
Decrease (increase) in inventories	3,954	(5,006)
Decrease in other assets	212	6,336
Increase (decrease) in accounts payable	1,704	(1,443)
Decrease in other current and long-term liabilities	(32,914)	(38,480)

Net cash provided by continuing operating activities	23,081	35,723

Cash flows provided by (used in) investing activities:
Capital expenditures	(14,350)	(6,767)
Proceeds from sales of fixed assets	799	1,236
Cash proceeds from disposition of TG&E segment	—	12,795
Acquisitions	(43,191)	(8,546)

Net cash used in investing activities	(56,742)	(1,282)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	165,700	150,650
Working capital facility repayments	(165,700)	(133,000)
Acquisition facility borrowings	52,500	8,550
Acquisition facility repayments	(52,600)	(46,000)
Proceeds from the issuance of debt	197,333	38,646
Repayment of debt	(150,238)	(13,414)
Distributions	(53,742)	(61,324)
Proceeds from the issuance of common units, net	—	34,996
Increase in deferred charges and other	(8,038)	(5,751)

Net cash used in financing activities	(14,785)	(26,647)

Net cash provided by discontinued operations	2,236	1,490

Net increase (decrease) in cash	(46,210)	9,284
Cash and cash equivalents at beginning of period	61,007	10,044

Cash and cash equivalents at end of period	$14,797	$19,328

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil and propane. Star Gas is a master limited partnership, which at June 30, 2004 had outstanding 32.2 million common units (NYSE: “SGU” representing an 89.1% limited partner interest) and 3.2 million senior subordinated units (NYSE: “SGH” representing a 9.0% limited partner interest). Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.0% limited partner interest) and 0.3 million general partner units (representing a 0.9% general partner interest).

At June 30, 2004, the Partnership was organized as follows:

•	Star Gas Propane, L.P. (“Star Gas Propane”) is the Partnership’s operating subsidiary and, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership’s assets, sales and earnings. Both the Partnership and Star Gas Propane are Delaware limited partnerships that were formed in October 1995 in connection with the Partnership’s initial public offering. The Partnership is the sole limited partner of Star Gas Propane with a 99% limited partnership interest.

•	The general partner of both the Partnership and Star Gas Propane is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. For information concerning the members of Star Gas LLC and its Board of Directors see “Item 10, Directors and Executive Officers of the Registrant” in the Partnership’s annual report on Form 10-K for fiscal year ended September 30, 2003. Star Gas LLC owns an approximate 1% general partner interest in the Partnership and also owns an approximate 1% general partner interest in Star Gas Propane.

•	The Partnership’s propane operations (the “propane segment”) are conducted through Star Gas Propane and its direct and indirect subsidiaries. Star Gas Propane primarily markets and distributes propane gas and related products to approximately 336,000 customers in the Midwest, Northeast, Florida and Georgia.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct and indirect subsidiaries. Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of Star Gas Propane. Petro is a retail distributor of home heating oil and serves approximately 524,000 customers in the Northeast and Mid-Atlantic.

•	Star Gas Finance Company is a direct wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $235 million 10¼% Senior Notes which are due in 2013. The Partnership is dependent on distributions from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

2)	Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and nine month periods ended June 30, 2003 and June 30, 2004 are not necessarily indicative of the results to be expected for the full year. These statements have been prepared on a basis substantially consistent with the accounting principles applied in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2003.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2003 and Form 8-K filed on July 7, 2004, which revised items 6, 7 and 8 to give effect to the sale of the Partnership’s natural gas and electricity subsidiary on March 31, 2004.

The Partnership’s natural gas and electricity operations segment was sold on March 31, 2004. These operations were conducted through Total Gas & Electric, Inc. (“TG&E”), a Florida corporation. As a result of the sale of the TG&E segment, the Partnership has restated its prior year results to include the results of the TG&E segment and the loss on the disposition as a component of discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows (in thousands):

	Sept. 30, 2003	June 30, 2004
Propane gas	$8,288	$4,912
Propane appliances and equipment	4,057	3,809
Heating oil and other fuels	12,268	20,721
Fuel oil parts and equipment	13,948	14,296

	$38,561	$43,738

Property, plant and equipment, consists of the following (in thousands):

	Sept. 30, 2003	June 30, 2004
Property, plant and equipment	$374,212	$381,394
Less: accumulated depreciation	112,345	131,043

Property and equipment, net	$261,867	$250,351

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

2)	Summary of Significant Accounting Policies – (continued)

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

For the three and nine months ended June 30, 2004, the change in accumulated other comprehensive income (loss) is principally attributable to the increase in fair value of existing and new cash flow hedges offset in part by the reclassification to earnings of accumulated gains on cash flow hedges that settled during the period.

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

The Partnership adopted the applicable provisions of SFAS No. 142 on October 1, 2002, and recorded a non-cash charge of $3.9 million to reduce the carrying value of its then TG&E segment’s goodwill in its first quarter of fiscal 2003. This charge was reflected as a cumulative effect of change in accounting principle for discontinued operations in the Partnership’s condensed consolidated statement of operations for the nine month period ended June 30, 2003. The Partnership performs its annual impairment review during its fourth fiscal quarter.

3)	Long-term Debt

In January 2004, Star Gas and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $35.0 million of 10 ¼% Senior Notes, due 2013 in a private placement. These notes were issued at a premium to par for total net proceeds of $38.1 million. In February 2004, Star Gas issued 1.495 million common units (including a 15% over-allotment option) for total net proceeds of $35.0 million. The net proceeds of these two offerings resulted in net cash received of $73.1 million. As of June 30, 2004, the net proceeds from the offerings were used to repay a portion of outstanding indebtedness ($13.0 million of the propane segment’s revolving acquisition facility, $33.0 million of the heating oil segment’s revolving acquisition facility, $5.1 million of the propane segment’s 8.04% First Mortgage Notes that were due on March 15, 2004, $1.5 million of the heating oil segment’s working capital facility and $0.2 million of propane’s working capital facility) and approximately $7.2 million were used for general partnership purposes. The Partnership has also designated $13.1 million of the net proceeds to repay existing long-term debt as it becomes due in fiscal 2004.

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

The TG&E segment (“TG&E”) was the partnership’s energy reseller that marketed natural gas and electricity to residential households in deregulated energy markets in New York, New Jersey, Florida and Maryland and served approximately 65,000 residential customers. TG&E’s operations were conducted through Total Gas & Electric, Inc. (“TG&E”), a Florida corporation, that was an indirect wholly-owned subsidiary of Petro. On March 31, 2004, the Partnership sold the stock and business of TG&E in an all-cash transaction to a private party. The Partnership received proceeds of approximately $12.8 million from the sale of TG&E. This amount is subject to adjustments, primarily for post closing increases in bad debts and for gross customer losses over an agreed amount. The amount of net working capital paid at closing by the buyer is also subject to verification. These adjustments have been estimated and are included in the $12.8 million of proceeds and the $17 thousand loss calculation. As a result of the sale of the TG&E segment and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership has restated its three month and nine month results ended June 30, 2003, to include the results of the TG&E segment as a component of discontinued operations. Income (loss) from discontinued operations does not include allocations of interest expense from the Partnership.

Income (loss) from discontinued operations for the three and nine month periods ended June 30, 2003 and June 30, 2004 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Sales	$18,355	$—	$72,120	$52,413
Cost of sales	17,314	—	64,620	46,867
Depreciation and amortization	162	—	383	258
General and administrative expenses	1,613	200	6,591	4,255

Operating income (loss)	(734)	(200)	526	1,033
Net interest expense (income)	(168)	(150)	14	—

Income (loss) from discontinued operations before loss on sale of TG&E segment and cumulative effect of change in accounting principle, net of income taxes	(566)	(50)	512	1,033
Loss on sale of TG&E segment, net of taxes	—	(247)	—	(17)
Cumulative effect of change in accounting principle for adoption of SFAS No. 142	—	—	(3,901)	—

Income (loss) from discontinued operations	$(566)	$(297)	$(3,389)	$1,016

5)	Segment Reporting

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

The public master limited partnership includes the office of the Chief Executive Officer and certain other executive officers. It has the responsibility for financing, maintaining investor relations, investor reporting for the Partnership and providing strategic direction to the heating oil and propane segments.

5)	Segment Reporting– (continued)

The following are the condensed statements of operations and balance sheets for each segment as of and for the periods indicated. There were no inter-segment sales.

	Three Months Ended June 30,
	2003				2004
(in thousands)	Heating Oil	Propane	Partners & Others	Consol.	Heating Oil	Propane	Partners & Others	Consol.
Statements of Operations
Sales	$178,697	$38,168	$—	$216,865	$179,342	$49,813	$—	$229,155
Cost of sales	130,882	18,215	—	149,097	137,782	26,792	—	164,574
Delivery and branch expenses	48,464	17,566	—	66,030	51,555	22,398	—	73,953
Depreciation & amortization expenses	8,896	4,190	—	13,086	9,174	5,040	—	14,214
General and administrative expenses	5,942	2,719	5,689	14,350	4,025	2,770	(388)	6,407

Operating income (loss)	(15,487)	(4,522)	(5,689)	(25,698)	(23,194)	(7,187)	388	(29,993)
Net interest expense	5,952	2,361	2,569	10,882	7,202	2,625	1,545	11,372
Amortization of debt issuance costs	421	45	140	606	564	41	189	794

Loss from continuing operations before taxes	(21,860)	(6,928)	(8,398)	(37,186)	(30,960)	(9,853)	(1,346)	(42,159)
Income tax expense	25	75	—	100	—	75	—	75

Loss from continuing operations	(21,885)	(7,003)	(8,398)	(37,286)	(30,960)	(9,928)	(1,346)	(42,234)
Loss from discontinued net of income taxes	—	—	(566)	(566)	—	—	(50)	(50)
Loss on sale of TG&E segment, net of income taxes	—	—	—	—	—	—	(247)	(247)

Net loss	$(21,885)	$(7,003)	$(8,964)	$(37,852)	$(30,960)	$(9,928)	$(1,643)	$(42,531)

Capital expenditures	$5,268	$1,188	$—	$6,456	$1,098	$1,769	$—	$2,867

	Nine Months Ended June 30,
	2003				2004
(in thousands)	Heating Oil	Propane	Partners & Others	Consol.	Heating Oil	Propane	Partners & Others	Consol.
Statements of Operations
Sales	$984,752	$232,148	$—	$1,216,900	$977,180	$295,381	$—	$1,272,561
Cost of sales	697,268	119,131	—	816,399	691,501	163,515	—	855,016
Delivery and branch expenses	170,544	56,644	—	227,188	184,243	70,365	—	254,608
Depreciation & amortization expenses	26,067	12,531	—	38,598	28,213	15,023	—	43,236
General and administrative expenses	15,362	7,634	13,259	36,255	11,830	7,720	5,552	25,102

Operating income (loss)	75,511	36,208	(13,259)	98,460	61,393	38,758	(5,552)	94,599
Net interest expense	16,617	8,538	4,553	29,708	20,843	7,619	5,657	34,119
Amortization of debt issuance costs	1,235	146	216	1,597	2,179	124	534	2,837
Loss (gain) redemption of debt	(212)	393	—	181	—	—	—	—

Income (loss) from continuing operations before taxes	57,871	27,131	(18,028)	66,974	38,371	31,015	(11,743)	57,643
Income tax expense	2,010	225	—	2,235	1,000	225	—	1,225

Income (loss) from continuing operations	55,861	26,906	(18,028)	64,739	37,371	30,790	(11,743)	56,418
Income from discontinued operations before loss on sale of TG&E segment and cumulative effect of change in accounting principle, net of income taxes	—	—	512	512	—	—	1,033	1,033
Loss on sale of TG&E segment, net of income taxes	—	—	—	—	—	—	(17)	(17)
Cumulative effect of change in accounting principle	—	—	(3,901)	(3,901)	—	—	—	—

Net income (loss)	$55,861	$26,906	$(21,417)	$61,350	$37,371	$30,790	$(10,727)	$57,434

Capital expenditures	$10,203	$4,147	$—	$14,350	$2,782	$3,985	$—	$6,767

5)	Segment Reporting – (continued)

	September 30, 2003				June 30, 2004
(in thousands) Balance Sheets	Heating Oil	Propane	Partners & Others (1)	Consol.	Heating Oil	Propane	Partners & Others (1)	Consol.
ASSETS
Current assets:
Cash and cash equivalents	$4,244	$5,788	$12	$10,044	$4,142	$15,107	$79	$19,328
Receivables, net	84,814	15,697	—	100,511	111,827	18,631	—	130,458
Inventories	24,146	14,415	—	38,561	32,305	11,433	—	43,738
Prepaid expenses and other current assets	48,168	3,736	(434)	51,470	38,937	1,683	(363)	40,257
Net current assets of discontinued operations	10,523	—	—	10,523	—	—	—	—

Total current assets	171,895	39,636	(422)	211,109	187,211	46,854	(284)	233,781
Property and equipment, net	75,715	186,152	—	261,867	66,784	183,567	—	250,351
Long-term portion of accounts receivable	6,108	1,037	—	7,145	5,824	860	—	6,684
Investment in subsidiaries	—	103,604	(103,604)	—	—	109,228	(109,228)	—
Goodwill	232,602	40,138	—	272,740	233,480	40,617	—	274,097
Intangibles, net	123,415	78,053	—	201,468	108,708	74,445	—	183,153
Deferred charges & other assets, net	5,403	2,738	6,273	14,414	7,667	2,641	6,509	16,817
Net long-term assets of discontinued operations	6,867	—	—	6,867	—	—	—	—

Total Assets	$622,005	$451,358	$(97,753)	$975,610	$609,674	$458,212	$(103,003)	$964,883

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$19,428	$7,712	$—	$27,140	$19,076	$6,419	$—	$25,495
Working capital facility borrowings	6,000	6,000	—	12,000	13,000	16,650	—	29,650
Current maturities of long-term debt	12,597	10,250	—	22,847	14,286	10,250	—	24,536
Accrued expenses and other current liabilities	60,582	9,222	12,552	82,356	56,863	8,036	17,533	82,432
Due to affiliates	(2,385)	(7,600)	9,985	—	6,292	(10,638)	4,346	—
Unearned service contract revenue	31,023	1,013	—	32,036	32,733	795	—	33,528
Customer credit balances	49,258	25,458	—	74,716	22,324	7,551	—	29,875
Net current liabilities of discontinued operations	7,569	—	—	7,569	—	—	—	—

Total current liabilities	184,072	52,055	22,537	258,664	164,574	39,063	21,879	225,516
Long-term debt	191,380	110,850	197,111	499,341	151,109	98,275	235,818	485,202
Due to affiliate	116,417	—	(116,417)	—	158,684	23,500	(182,184)	—
Other long-term liabilities	26,532	1,297	—	27,829	26,079	993	—	27,072
Partners’ Capital:
Equity Capital	103,604	287,156	(200,984)	189,776	109,228	296,381	(178,516)	227,093

Total Liabilities and Partners’ Capital	$622,005	$451,358	$(97,753)	$975,610	$609,674	$458,212	$(103,003)	$964,883

(1)	The Partner and Other amounts include the balance sheet of the Public Master Limited Partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings and Star Gas Propane.

6)	Goodwill and Other Intangible Assets

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

Upon adoption of SFAS No. 142 in the first fiscal quarter of 2003, the Partnership recorded a non-cash charge of approximately $3.9 million to reduce the carrying value of its goodwill for it’s discontinued TG&E segment. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s condensed consolidated statement of operations for the nine month period ended June 30, 2003. In calculating the impairment charge, the fair value of the reporting units was estimated using a discounted cash flow methodology.

A summary of the Partnership’s goodwill at September 30, 2003 and June 30, 2004, by business segment is as follows (in thousands):

	Heating Oil	Propane	Total
Balance as of September 30, 2003	$232,602	$40,138	$272,740
Fiscal 2004 acquisitions	878	479	1,357

Balance as of June 30, 2004	$233,480	$40,617	$274,097

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2003			June 30, 2004
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$289,323	$92,877	$196,446	$292,553	$113,915	$178,638
Covenants not to compete	12,959	7,937	5,022	14,009	9,494	4,515

	$302,282	$100,814	$201,468	$306,562	$123,409	$183,153

Amortization expense for intangible assets was $19.8 million for the nine months ended June 30, 2003 compared to $22.6 million for the nine months ended June 30, 2004. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2004 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

2004	$30,282
2005	$30,208
2006	$29,123
2007	$28,472
2008	$26,532

7)	Employee Pension Plan

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2003	2004	2003	2004
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—
Interest cost	952	898	2,857	2,694
Expected return on plan assets	(885)	(1,042)	(2,657)	(3,127)
Net amortization	322	371	966	1,114
Effect of settlement	1	111	4	116

Net periodic benefit cost	$390	$338	$1,170	$797

As of June 30, 2004, the heating oil segment made contributions of $0.6 million to its pension plans. The heating oil segment presently expects to contribute an additional $0.5 million to its plans in the next fiscal quarter to fund its pension obligations for fiscal 2004.

8)	Acquisitions

During the nine month period ended June 30, 2003, the Partnership acquired five retail propane dealers and two retail heating oil dealers. The aggregate consideration for these acquisitions accounted for by the purchase method of accounting was approximately $43.2 million. For the remainder of fiscal 2003, the Partnership acquired one additional retail heating oil dealers and two propane dealers.

During the nine month period ended June 30, 2004, the Partnership acquired three retail propane dealers and three retail heating oil dealers. The aggregate consideration for the acquisitions accounted for by the purchase method of accounting was approximately $8.5 million.

The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned for the nine month periods ended June 30, 2003 and June 30, 2004:

(in thousands)	2003	2004	Useful Lives
Land	$1,825	$530	-
Buildings	4,700	126	30 years
Furniture and equipment	949	39	10 years
Fleet	4,999	752	1 -30 years
Tanks and equipment	2,206	1,334	5 -30 years
Customer lists	14,772	3,230	7 -15 years
Restrictive covenants	106	1,050	5 years
Goodwill	13,273	1,357	-
Working capital	361	128	-

Total	$43,191	$8,546

The acquisitions were accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair market values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as goodwill in the Condensed Consolidated Balance Sheets. The weighted average useful lives assigned to customer lists acquired in fiscal 2004 are approximately 11 years.

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

	Nine Months Ended June 30,
	2003	2004
Sales	$1,439,992	$1,283,908

Net income	$73,828	$59,358
General Partner’s interest in net income	739	546

Limited Partners’ interest in net income	$73,089	$58,812

Basic net income per limited partner unit	$2.04	$1.64

Diluted net income per limited partner unit	$2.04	$1.64

9)	Supplemental Disclosure of Cash Flow Information

	Nine Months Ended June 30,
(in thousands)	2003	2004
Cash paid during the period for:
Income taxes	$1,125	$1,163
Interest	$28,192	$26,959
Non-cash financing activities:
Decrease in long-term debt for interest rate swaps	$(1,219)	$(293)
Increase in long-term debt for amortization of debt discount and debt premium, net	$102	$61
Decrease in other assets	$1,117	$232

10)	Earnings Per Limited Partner Unit

(in thousands, except per unit data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Income (loss) from continuing operations per Limited Partner unit:
Basic	$(1.14)	$(1.17)	$1.97	$1.60
Diluted	$(1.14)	$(1.17)	$1.97	$1.60
Income (loss) from discontinued operations before loss on sale of TG&E segment and cumulative effect of change in accounting principle, net of income taxes per Limited Partner unit:
Basic	$(0.02)	$—	$0.02	$0.03
Diluted	$(0.02)	$—	$0.02	$0.03
Loss on sale of TG&E segment per Limited Partner unit:
Basic	$—	$(0.01)	$—	$—
Diluted	$—	$(0.01)	$—	$—
Cumulative effect of change in accounting principle for adoption of SFAS No. 142 for discontinued operations per Limited Partner unit:
Basic	$—	$—	$(0.12)	$—
Diluted	$—	$—	$(0.12)	$—
Net income (loss) per Limited Partner unit:
Basic	$(1.15)	$(1.18)	$1.87	$1.62
Diluted	$(1.15)	$(1.18)	$1.87	$1.62
Basic Earnings Per Unit:
Net income (loss)	$(37,852)	$(42,531)	$61,350	$57,434
Less: General Partner’s interest in net income (loss)	(378)	(405)	614	528

Limited Partners’ interest in net income (loss)	$(37,474)	$(42,126)	$60,736	$56,906

Common Units	28,970	32,166	28,970	31,473
Senior Subordinated Units	3,142	3,245	3,138	3,203
Junior Subordinated Units	345	345	345	345

Weighted average number of Limited Partner units outstanding	32,457	35,756	32,453	35,021

Basic earnings per unit	$(1.15)	$(1.18)	$1.87	$1.62

Diluted Earnings Per Unit:
Effect of diluted securities	$—	$—	$—	$—

Limited Partners’ interest in net income (loss)	$(37,474)	$(42,126)	$60,736	$56,906

Weighted average number of Limited Partner units outstanding	32,457	35,756	32,453	35,021
Senior subordinated units anticipated to be issued under employee incentive plan	—	—	108	—

Diluted number of Limited Partner units	32,457	35,756	32,561	35,021

Diluted earnings per unit	$(1.15)	$(1.18)	$1.87	$1.62

11)	Subsequent Events

Cash Distributions - On July 29, 2004, the Partnership announced that it would pay a cash distribution of $0.575 per Common Unit for the quarter ended June 30, 2004. The distribution will be paid on August 13, 2004 to unitholders of record on August 9, 2004. The Partnership also announced that it would not pay a distribution on the Senior Subordinated units, Junior Subordinated units and General Partner units for the quarter ended June 30, 2004. The Partnership believes that it is prudent to preserve its capital and not pay a distribution on all classes of subordinated units, including General Partner units due to several factors. First, the Partnership continues to experience high wholesale supply costs. The Partnership believes that it may not be able to pass all these increases on to its customers through retail sales prices. If wholesale prices remain at current levels, per gallon gross profit margins will be reduced and results will be adversely impacted. Second, the benefits realized to date from the heating oil division’s business process improvement program were less than expected. Third, to the extent available, cash provided from not paying the subordination distributions including General Partner interest can be reinvested into the Partnership.

Sale of 10 ¼% Senior Notes – In July 2004, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $30.0 million of 10 ¼% Senior Notes, due 2013 in a private placement. These notes were issued at a premium to par for total gross proceeds of $31.9 million. The net proceeds from the offering will be used to repay existing revolving credit facilities.

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

Overview

In analyzing the financial results of the Partnership, the following matters should be considered:

The primary use for heating oil and propane is for space heating in residential and commercial applications. As a result, weather conditions have a significant impact on financial performance and should be considered when analyzing changes in financial performance. The Partnership has purchased weather insurance to partially mitigate the risk of weather conditions. In addition, gross margins can vary according to customer mix. For example, sales to residential customers generate higher profit margins than sales to other customer groups, such as agricultural customers. Accordingly, a change in customer mix can affect gross margins without necessarily impacting total sales. The customer mix was not a significant factor in either the current quarter-to-quarter comparison or the nine months-to-nine months comparison.

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

The following is a discussion of the historical conditions and results for operations of Star Gas Partners, L.P. its subsidiaries, which should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this quarterly report on Form 10-Q.

THREE MONTHS ENDED JUNE 30, 2004

COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Volume

For the three months ended June 30, 2004, retail volume of home heating oil and propane increased 2.1 million gallons, or 2.0%, to 103.7 million gallons, as compared to 101.6 million gallons for the three months ended June 30, 2003. This growth was due to a 5.1 million gallon increase in the propane segment, largely offset by a 3.0 million gallon decrease in the heating oil segment. The increase in volume reflects the impact of an additional 11.3 million gallons provided by acquisitions, partially offset by the impact of warmer temperatures and net customer losses in both the home heating oil and propane segments. The Partnership estimates that it had approximately 4% fewer customers, after adjusting for acquisitions, at June 30, 2004 than it had at June 30, 2003. Net customer losses are a result of various factors including price, credit and service. Temperatures in the Partnership’s areas of operations for the three months ended June 30, 2004 were an average of 27.5% warmer than in the prior year’s comparable quarter and approximately 15.7% warmer than normal as reported by the National Oceanic Atmosphere Administration. During the three months ended June 30, 2004 the Partnership delivered an additional 17.7 million gallons due to a change in delivery scheduling.

The above activity is summarized as follows:

(in millions)
Volume – three months ended June 30, 2003	101.6
Impact of warmer temperatures	(23.5)
Impact of acquisitions	11.3
Delivery scheduling and other	17.7
Net customer losses	(3.4)

Volume – three months ended June 30, 2004	103.7

Sales

For the three months ended June 30, 2004, sales increased $12.3 million, or 5.7%, to $229.2 million, as compared to $216.9 million for the three months ended June 30, 2003. This increase was due to additional sales of $11.6 million in the propane segment and $0.6 million in the heating oil segment. Product sales in the propane division increased by $9.6 million, as $11.6 million of additional sales from acquisitions, and the impact of higher selling prices totaling $1.5 million, were partially offset by the effects of warmer weather and customer losses totaling $3.5 million. Product sales in the heating oil division declined by $2.6 million as additional sales provided by acquisitions of approximately $10.9 million and higher selling prices worth $2.1 million were more than offset by the impact of warmer weather, customer losses and other volume changes totaling $15.6 million. Sales of rationally related products increased by $5.4 million due to acquisitions at both the heating oil and propane segments as well as increased installation activity, and increases in rates charged to customers for service contracts and billable service at the heating oil division.

Cost of Product

For the three months ended June 30, 2004, cost of product increased $12.7 million, or 12.5%, to $115.0 million, as compared to $102.2 million for the three months ended June 30, 2003. Increases of $5.6 million at the home heating oil segment and $7.1 million at the propane segment were due to higher wholesale supply costs and the impact of acquisitions, partially offset by the decline in volume in the base business as noted above. Selling prices did not increase as rapidly as the increase in supply cost, which resulted in lower per gallon margins. In addition, the per gallon gross profit margin for the three months ended June 30, 2004 was reduced, as the Partnership acquired businesses with a lower per gallon gross profit margin than the base business. During the three months ended June 30, 2004, the Partnership experienced higher wholesale supply costs due to uncertainties in the global crude oil markets. The Partnership continues to experience high wholesale supply costs and believes that it may not be able to pass all these increases on to its customers through retail sales prices. If wholesale supply costs remain at current levels, per gallon gross profit margins will be reduced and results will be adversely impacted.

Cost of Installations, Service and Appliances

For the three months ended June 30, 2004, the cost of installations, service and appliances increased $2.7 million, or 5.8%, to $49.6 million, as compared to $46.9 million for the three months ended June 30, 2003. These increases at the heating oil division of $1.3 million and at the propane division of $1.4 million, were largely due to acquisitions.

Delivery and Branch Expenses

For the three months ended June 30, 2004, delivery and branch expenses increased $7.9 million, or 12.0%, to $74.0 million, as compared to $66.0 million for the three months ended June 30, 2003. Since June 30, 2003, the Partnership has expanded its base of operations and increased the level of fixed operating costs through several acquisitions in eastern Pennsylvania and Vermont. As a result, operating costs associated with acquisitions were largely responsible for increases of $4.0 million at the propane segment and $1.8 million at the heating oil segment. In addition, delivery and branch expenses increased approximately $2.0 million from the prior year’s comparable quarter due to operating and wage increases and higher bad debt expense for past due and terminated accounts. The heating oil segment did realize some savings from the business process redesign program during the three months ended June 30, 2004, but they were not as great as expected.

Depreciation and Amortization Expenses

For the three months ended June 30, 2004, depreciation and amortization expenses increased $1.1 million, or 8.6%, to $14.2 million, as compared to $13.1 million for the three months ended June 30, 2003. This increase was primarily due to a larger depreciable base of assets as a result of acquisitions at both the heating oil and propane segments and increased depreciation resulting from the technology investments made by the heating oil segment as part of its business process redesign project.

General and Administrative Expenses

For the three months ended June 30, 2004, general and administrative expenses declined $7.9 million, or 55.4%, to $6.4 million, as compared to $14.4 million for the three months ended June 30, 2003. At the Partnership level, general and administrative expenses declined $6.1 million and at the heating oil segment, these costs were lower by $1.9 million. The decrease in expenses at the Partnership level was due to a $5.1 million reduction in the accrual for compensation earned for unit appreciation rights on the Partnership’s senior subordinated units and lower restricted stock awards of $0.8 million. It is anticipated that the specified objective under the Employee and Director Incentive Unit Plan will not be achieved in fiscal 2004 and a provision for this expense will not be required. Included in general and administrative expenses for the three months ended June 30, 2003 were $1.6 million of costs relating to the business process redesign project at the heating oil segment. While this project was substantially completed during fiscal 2003, efforts toward operational improvement continue.

Interest Expense

For the three months ended June 30, 2004, interest expense was $12.5 million, virtually unchanged from the three months ended June 30, 2003.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2004, amortization of debt issuance costs increased $0.2 million, or 31.0%, to $0.8 million, as compared to $0.6 million for the three months ended June 30, 2003. This increase was largely due to the amortization of debt issuance costs relating to the Partnership’s $235.0 million Senior Notes and for the amortization of bank fees incurred in connection with the heating oil segment’s bank credit facility.

Income Tax Expense

For the three months ended June 30, 2004, income tax expense was $0.1 million, unchanged from the three months ended June 30, 2003.

Loss from Continuing Operations

For the three months ended June 30, 2004, loss from continuing operations increased $4.9 million or 13.3%, to $42.2 million, as compared to $37.2 million for the three months ended June 30, 2003. This change was due to a $9.0 million increase in loss at the heating oil segment, and a $2.9 million increase in loss at the propane segment, partially offset by a decrease in loss of $7.1 million at the Partnership level. The increase in loss from continuing operations was primarily due to the impact of warmer temperatures, other volume variances, including net customer losses, the additional costs attributable to operating a larger business during a non heating quarter (including acquisition financing costs) and lower per gallon margins. These factors were offset in part by lower general and administrative expenses at the Partnership level.

Loss From Discontinued Operations

On March 31, 2004, the Partnership sold its natural gas and electric subsidiary, TG&E. For the three months ended June 30, 2003, TG&E reported a loss of $0.6 million.

Loss on Sale of TG&E Segment

During the three months ended June 30, 2004, the Partnership revised its calculation of the gain/loss from the TG&E sale and recorded a loss of $0.3 million.

Net Loss

For the three months ended June 30, 2004, the net loss increased $4.7 million, or 12.4%, to $42.5 million, as compared to $37.9 million for the three months ended June 30, 2003. The change was due to a $4.9 million increase in net loss from continuing operations reduced by the decline in loss from discontinued operations of $0.5 million.

NINE MONTHS ENDED JUNE 30, 2004

COMPARED TO NINE MONTHS ENDED JUNE 30, 2003

Volume

For the nine months ended June 30, 2004, retail volume of home heating oil and propane increased 13.4 million gallons, or 2.0%, to 686.3 million gallons, as compared to 672.9 million gallons for the nine months ended June 30, 2003. This increase was due to a 27.2 million gallon increase in the propane segment partially offset by a 13.9 million gallon decrease in the heating oil segment. The increase in volume reflects the impact of an additional 78.2 gallons provided by acquisitions, partially offset by the impact of warmer temperatures and net customer losses in both the home heating oil and propane segments. The Partnership estimates that it had approximately 4% fewer customers, after adjusting for acquisitions, at June 30, 2004, than it had at June 30, 2003. Net customer losses are a result of various factors including price, credit and service. Temperatures in the Partnership’s areas of operations for the nine months ended June 30, 2004 were an average of 7.9% warmer than in the prior year’s comparable nine months and approximately 0.1% warmer than normal as reported by the National Oceanic Atmosphere Administration. During the nine months ended June 30, 2004, the Partnership delivered an additional 9.1 million gallons due to a change in delivery scheduling.

The above activity is summarized as follows:

(in millions)
Volume – nine months ended June 30, 2003	672.9
Impact of warmer temperatures	(52.1)
Impact of acquisitions	78.2
Delivery scheduling	9.1
Net customer losses	(21.8)

Volume – nine months ended June 30, 2004	686.3

Sales

For the nine months ended June 30, 2004, sales increased $55.7 million, or 4.6%, to $1,272.6 million, as compared to $1,216.9 million for the nine months ended June 30, 2003. This increase was due to $63.2 million higher propane segment sales, partially offset by $7.6 million in lower home heating oil sales. Product sales in the propane segment increased by $54.1 million, as $64.1 million of additional sales from acquisitions and the impact of higher selling prices totaling $13.6 million offset the effects of warmer weather and customer losses, totaling $23.6 million. Product sales in the heating oil segment declined by $23.7 million, as the effects of warmer weather and customer losses totaling $91.1 million exceeded the $60.0 million increase from acquisitions and $7.4 million in additional sales from higher selling prices. Selling prices rose versus the prior year’s comparable period in response to higher wholesale supply costs. Sales of rationally related products, including heating and air conditioning equipment installation and service increased $16.2 million in the heating oil segment due to acquisitions of $7.4 million and the impact of the business process improvement program which enabled the heating oil segment to increase rates charged for both service contracts and billable service by approximately $8.8 million. At the propane division, sales of rationally related products increased $9.1 million due largely to acquisitions.

Cost of Product

For the nine months ended June 30, 2004, cost of product increased $24.3 million, or 3.7%, to $687.6 million, as compared to $663.3 million for the nine months ended June 30, 2003. This increase was attributable to acquisitions and to higher wholesale supply costs at both the heating oil and propane segments reduced in part by the impact of warmer weather, and customer losses and other volume changes. Cost of product was also impacted by an increase in sales of other petroleum products such as gasoline and diesel fuels. While selling prices and wholesale supply cost both increased on a per gallon basis, the increase in selling prices exceeded the increase in supply cost, which resulted in an increase in per gallon margins of 1.6 cents in the base business. However, since October 1, 2003, the Partnership has acquired businesses with a lower per gallon gross profit margin than in the base business. As a result, overall per gallon margins for the nine months ended June 30, 2004 were similar to the prior year’s nine month period. During the nine months ended June 30, 2004, the Partnership experienced higher wholesale supply costs due to uncertainties in the global crude oil markets. The Partnership continues to experience high wholesale supply costs and believes that it may not be able to pass all these increases on to its customers through retail sales prices. If wholesale supply costs remain at current levels, per gallon gross profit margins will be reduced and results will be adversely impacted.

Cost of Installations, Service and Appliances

For the nine months ended June 30, 2004, cost of installations, service and appliances increased $14.3 million, or 9.4%, to $167.4 million, as compared to $153.1 million for the nine months ended June 30, 2003. Increases of $9.6 million were experienced at the heating oil segment and $4.9 million at the propane segment, largely due to acquisitions.

Delivery and Branch Expenses

For the nine months ended June 30, 2004, delivery and branch expenses increased $27.4 million, or 12.1%, to $254.6 million, as compared to $227.2 million for the nine months ended June 30, 2003. This increase was due to an additional $13.7 million of delivery and branch expenses at the heating oil segment and a $13.7 million increase in delivery and branch expenses for the propane segment. The increase in delivery and branch expenses was largely due to additional operating costs associated with acquisitions at the heating oil and propane segments of $9.7 million and $13.2 million, respectively. In addition, delivery and branch expenses also increased due to reorganization costs at the heating oil segment, consisting principally of severance costs totaling $0.9 million. In addition, delivery and branch expenses increased approximately $6.5 million from the prior year’s comparable nine month period due to operating and wage increases. These increases in delivery and branch expenses were partially reduced by cost reductions relating to lower volume delivered due to warmer temperatures and net customer losses experienced in fiscal 2004. During fiscal 2003, the heating oil division substantially completed the business process redesign program. As part of this redesign, a transition to outsourcing in the area of customer call center management was undertaken as both a customer satisfaction and a cost reduction strategy. The Partnership believes outsourcing customer inquiries will improve customer responsiveness and eliminate redundancy by leveraging the technology and expertise available from third party service organizations. An outsourcing partner also has greater flexibility to manage extreme seasonal volume. Start-up challenges associated with the transition to the third party customer call center impacted the customer base in the first nine months of fiscal 2004 and have required unanticipated training and support. In addition, the anticipated savings from the business redesign project for the nine months ended June 30, 2004 were less than expected.

Depreciation and Amortization Expenses

For the nine months ended June 30, 2004, depreciation and amortization expenses increased $4.6 million, or 12.0%, to $43.2 million, as compared to $38.6 million for the nine months ended June 30, 2003. This increase was primarily due to a larger depreciable base of assets as a result of the impact of acquisitions and to increased depreciation resulting from the technology investment made by the heating oil segment as part of its business process redesign project.

General and Administrative Expenses

For the nine months ended June 30, 2004, general and administrative expenses declined $11.2 million, or 30.8%, to $25.1 million, as compared to $36.3 million for the nine months ended June 30, 2003. General and administrative expenses declined at the Partnership level, due to a $5.1 million reduction in the accrual for compensation earned for unit appreciation rights on the Partnership’s senior subordinated units previously recorded and lower restricted stock awards of $1.8 million. It is anticipated that the specified objectives under the Employee and Director Incentive Unit Plan, will not be achieved and a provision for the expense will not be required. Bonus compensation expense was also lower by $1.1 million at the Partnership level for the nine months ended June 30, 2004, as compared to the nine months ended June 30, 2003. Included in general administrative expenses for the nine months ended June 30, 2003 are $3.5 million of expenses for the heating oil segment’s business process redesign project. While this project was substantially completed during fiscal 2003, efforts toward operational improvement continue.

Interest Expense

For the nine months ended June 30, 2004, interest expense increased $4.1 million, or 12.4%, to $36.8 million, as compared to $32.8 million for the nine months ended June 30, 2003. This increase was largely due to a higher average balance of long-term debt outstanding during the nine months ended June 30, 2004 as compared to the nine month period ended June 30, 2003. This increase in long-term debt outstanding was largely for the funding of acquisitions.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2004, amortization of debt issuance costs increased $1.2 million, or 77.6%, to $2.8 million, as compared to $1.6 million for the nine months ended June 30, 2003. This increase was largely due to the amortization of debt issuance costs for the Partnership’s $235.0 million Senior Notes offerings and for the amortization of bank fees incurred in connection with the heating oil segment’s bank credit facility.

Income Tax Expense

For the nine months ended June 30, 2004, income tax expense decreased $1.0 million, or 45.2%, to $1.2 million, as compared to $2.2 million for the nine months ended June 30, 2003. This decrease was due to lower state income taxes for fiscal 2004.

Income From Continuing Operations

For the nine months ended June 30, 2004, income from continuing operations decreased $8.3 million, or 12.9%, to $56.4 million, as compared to $64.7 million for the nine months ended June 30, 2003. This decline was due to an $18.5 million decrease in income at the heating oil segment, partially offset by a $3.9 million an increase in income at the propane segment and $6.3 million lower losses at the Partnership level. Income from continuing operations declined as the effects of warmer temperatures, other volume changes, including customer losses and operating and wage increases were partially offset by the positive impacts of acquisitions (net of financing costs), improved per gallon gross profit margins on the base business and lower compensation expenses in the form of UAR’s, restricted stock awards, and cash.

Income From Discontinued Operations

For the nine months ended June 30, 2004, income from discontinued operations increased $0.5 million. This income relates to the operating results from the TG&E business that was sold on March 31, 2004.

Loss On Sale of TG&E Segment

For the nine months ended June 30, 2004, the Partnership recorded a $17 thousand loss on the sale of TG&E. At March 31, 2004, it was estimated that the sale of TG&E would result in a gain of $0.2 million.

Cumulative Effect of Change in Accounting Principle

For the nine months ended June 30, 2003, the Partnership recorded a $3.9 million charge arising from the adoption of Statement No. 142 to reflect the impairment of its goodwill for TG&E.

Net Income

For the nine months ended June 30, 2004, net income decreased $3.9 million, or 6.4%, to $57.4 million, as compared to $61.4 million for the nine months ended June 30, 2003. The change was due to an $8.3 million decrease in income from continuing operations offset by a $0.5 million increase in income from discontinued operations. Net income was also impacted by the adoption of SFAS No 142, which resulted in a charge of $3.9 million in the nine months ended June 30, 2003.

Liquidity and Capital Resources

The ability of Star Gas to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business, and weather conditions, and other factors, most of which are beyond its control. Future capital requirements of Star Gas are expected to be provided by cash flows from operating activities and cash on hand at June 30, 2004. To the extent future capital requirements exceed cash flows from operating activities:

a)	working capital will be financed by the Partnership’s working capital lines of credit and cash on hand at June 30, 2004 and repaid from subsequent seasonal reductions in inventory and accounts receivable;

b)	growth capital expenditures, mainly for customer tanks, will be financed in fiscal 2004 by the use of the Partnership’s credit facilities; and

c)	acquisition capital expenditures will be financed by the revolving acquisition lines of credit, long-term debt, the issuance of additional common units or a combination thereof.

Cash Flows

Operating Activities.

The net cash provided by operating activities of $35.7 million for the first nine months of fiscal 2004 consisted of income from continuing operations of $56.4 million and non-cash charges of $53.0 million (primarily depreciation and amortization of $43.2 million), offset by an increase in operating assets and liabilities of $73.7 million. The increase in operating assets and liabilities of $73.7 million was less than the $89.2 million for the nine months ended June 30, 2003 largely due to a lower increase in accounts receivables. Despite sales increasing from $1,216.9 million in the first nine months of fiscal 2003 to $1,272.6 million for the first nine months of fiscal 2004, the increase in accounts receivable was $27.1 million less than the increase in the first nine months in fiscal 2003 as collections increased during fiscal 2004. Fiscal 2003 saw an unusually high rise in receivables due to weather and pricing conditions.

Investing Activities.

During the nine months ended June 30, 2004, the Partnership completed six acquisitions, investing $8.5 million, and spent $6.8 million for capital expenditures comprised of $3.1 million incurred to sustain operations at current levels and $3.7 million to support growth of operations. Investing activities also includes $12.8 million from the sale of TG&E and $1.2 million from the sale of excess fixed assets. As a result, cash flows used in investing activities were $1.2 million.

Financing Activities. Cash flows used in financing activities were $26.6 million for the nine months ended June 30, 2004. During this period, $91.3 million of cash was provided from increased working capital borrowings of $17.7 million, the sale of $38.6 million in senior notes and the issuance of $35.0 million in common units. Also during this same period, $117.9 million of cash was used to pay unit distributions of $61.3 million, $50.8 million went to repay the acquisition facility and other long-term debt, and $5.8 million in fees were paid relating to the renewal of the home heating oil segment’s bank credit facilities and debt related financing costs. As a result, net cash used in financing activities amounted to $26.6 million.

As a result of the above activity and the $1.5 million of cash provided by discontinued operations, cash increased by $10.0 million to $19.3 million as of June 30, 2004.

Earnings before interest, taxes, depreciation and amortization from continuing operations (EBITDA)

For the nine months ended June 30, 2004, EBITDA increased $0.9 million, or 0.7% to $137.8 million, as compared to $136.9 million for the nine months ended June 30, 2003. This increase was due to a $5.4 million increase at the propane segment and a $7.7 million increase at the Partnership level, partially offset by a $12.2 million reduction at the heating oil segment. EBITDA was positively impacted by acquisitions, lower process improvement expenses at the heating oil segment, increased per gallon margins in the base business, lower unit appreciation rights, stock and executive cash compensation expense and increased service revenues at the heating oil segment. The effect of these factors was partially offset by the impact of warmer weather and other volume changes, including net customer losses, and inflation.

The Partnership uses EBITDA as a measure of liquidity and EBITDA is included in this report because the Partnership believes that it provides investors and industry analysts with additional information to evaluate the Partnership’s ability to pay quarterly distributions. EBITDA is not a recognized term under generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income/(loss) or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by the Partnership excludes some, but not all of the items that affect net income/(loss), it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) the calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to cash provided by operating activities (amounts in thousands):

	Nine Months Ended June 30,
	2003	2004
Income from continuing operations	$64,739	$56,418
Plus:
Income tax expense	2,235	1,225
Amortization of debt issuance costs	1,597	2,837
Interest expense, net	29,708	34,119
Depreciation and amortization	38,598	43,236

EBITDA	136,877	137,835
Add/(subtract)
Loss on redemption of debt	181	—
Income tax expense	(2,235)	(1,225)
Interest expense, net	(29,708)	(34,119)
Unit compensation expense	1,876	121
Provision for losses on accounts receivable	5,193	7,027
Loss (gain) on sales of fixed assets, net	128	(198)
Change in operating assets and liabilities	(89,231)	(73,718)

Net cash provided by continuing operating activities	$23,081	$35,723

Financing and Sources of Liquidity

The Partnership’s heating oil segment has a bank credit facility, which includes a working capital facility, that provides up to $150.0 million of borrowings to be used for working capital purposes, an acquisition facility, providing for up to $50.0 million of borrowings to be used for acquisitions and for certain capital improvements, and a $35.0 million letter of credit facility primarily for insurance purposes. The working capital facility and letter of credit facility will expire on June 30, 2006. The acquisition facility will convert to a term loan for any outstanding borrowings on June 30, 2006, which balance will be payable in eight equal quarterly principal payments. At June 30, 2004, $13.0 million of working capital borrowings were outstanding and $3.0 million was borrowed under the acquisition facility.

The Partnership’s propane segment has a bank credit facility, which consists of a $25.0 million acquisition facility, a $25.0 million growth capital facility that can be used to fund maintenance and growth capital expenditures and a $24.0 million working capital facility. The working capital facility expires on September 30, 2006. Borrowings under the acquisition and growth capital facilities will revolve until September 30, 2006, after which time any outstanding loans thereunder, will amortize in quarterly principal payments with a final payment due on September 30, 2008. At June 30, 2004, $3.7 million of acquisition facility borrowings, $3.5 million of Growth Capital Facility borrowings and $16.7 million of working capital borrowings were outstanding.

The Partnership’s bank credit facilities and debt agreements contain several financial tests and covenants restricting the various segments and Partnership’s ability to pay distributions, incur debt and engage in certain other business transactions. In general these tests are based upon achieving certain debt to cash flow ratios and cash flow to interest expense ratios. Amounts borrowed under the working capital facility at the propane segment are subject to a requirement to maintain a zero balance for at least thirty consecutive days. Amounts borrowed under the working capital facility at the heating oil segment are subject to a zero balance for at least forty-five days. For fiscal 2004, the propane segment has met this requirement and the heating oil segment is in the process of meeting this requirement. Failure to comply with the various restrictive and affirmative covenants of the Partnership’s various bank and note facility agreements could negatively impact the Partnership’s ability to incur additional debt and/or pay distributions and could cause certain debt to become currently payable. As of June 30, 2004, the Partnership was in compliance with all debt covenants.

On January 22, 2004, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $35.0 million face value senior notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on February 15, 2004. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium as defined. These notes were priced at 110.5% for total gross proceeds of $38.6 million. The Partnership also incurred $0.5 million of fees and expenses in connection with the issuance of these notes, resulting in net proceeds of $38.1 million. The net proceeds from the offering were largely used to repay indebtedness.

In February 2004, the Partnership received net proceeds after expenses of $35.0 million from a publicly underwritten equity offering for the sale of 1,495,000 common units. The net proceeds from this underwriting were largely used to repay indebtedness.

The Partnership had $509.7 million of debt outstanding as of June 30, 2004 (not including working capital borrowings of $29.7 million), with significant maturities occurring over the next five years. The following summarizes the Partnership’s long-term debt maturities during the twelve months ended June 30.

2005	$ 24.5 million
2006	$ 23.9 million
2007	$ 95.2 million
2008	$ 20.7 million
2009	$ 19.2 million
Thereafter	$326.2 million

The Partnership’s heating oil segment’s bank credit facilities allow for repayment up to $22.5 million of existing senior debt and the Partnership’s propane segment’s bank credit facilities allow for the refinancing of up to $25.0 million of existing senior debt. The refinancing capabilities are subject to capacity and other restrictions. Funding for debt maturities other than for what can be refinanced with bank facilities will otherwise largely be dependent upon new debt or equity issuances.

In general, the Partnership distributes to its partners on a quarterly basis all of its Available Cash in the manner described below. Available Cash is defined for any of the Partnership’s fiscal quarters as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters, in some circumstances.

The Partnership utilizes weather insurance in order to assist the Partnership in maintaining the stability of its cash flows. The Partnership purchased a base of $12.5 million of weather insurance coverage for each fiscal year from 2005 – 2009. For fiscal 2005, the Partnership has purchased an additional $7.5 million of weather insurance for a total of $20.0 million. The amount of insurance proceeds that can be realized under these policies is calculated by multiplying the degree day deviation from an agreed upon cumulative degree day strike price by $35,000. The calculation period for the weather insurance coverage is from November first to the end of February and is measured based upon a weighting of certain New England and Mid-Atlantic weather stations. Due to the close to normal weather conditions experienced for the current policy period, the Partnership did not receive any benefit from the weather insurance for the nine months ended June 30, 2004.

In July 2004, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $30.0 million face value senior notes due on February 15, 2013. These notes accrued interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on February 15, 2004. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium as defined. These notes were priced at 106.3% for total gross proceeds of $31.9 million. The Partnership also incurred $0.7 million of fees and expenses in connection with the issuance of these notes resulting in net proceeds of $31.2 million. The net proceeds from the offering were largely used to repay indebtedness.

For the remainder of fiscal 2004, the Partnership anticipates paying interest of approximately $12.6 million and anticipates growth and maintenance capital additions of approximately $2.5 million. In addition, the Partnership announced on July 29, 2004, that it will pay a cash distribution of $0.575 per common unit or approximately $18.5 million during the 2004 fiscal fourth quarter. The Partnership also announced that it would not pay a distribution on the Senior Subordinated units, Junior Subordinated units and General Partners units, which lowered total distributions by $2.3 million. The Partnership plans to fund acquisitions through a combination of debt and equity. Based on its current cash position, bank credit availability and anticipated net cash to be generated from operating activities, the Partnership expects to be able to meet all of its obligations for fiscal 2004.

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

SFAS No. 142 was adopted on October 1, 2002. The Partnership calculates amortization using the straight-line method over periods ranging from 7 to 15 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At June 30, 2004, the Partnership had $183.2 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that amortization for these assets for the three and nine month periods ended June 30, 2004 would have increased by approximately $0.8 million and $2.5 million, respectively.

Critical Accounting Policies and Estimates – (continued)

SFAS No. 142 also requires the Partnership’s goodwill to be assessed annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors. If goodwill is determined to be impaired, a loss is recorded in accordance with SFAS No. 142. At June 30, 2004, the Partnership had $274.1 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 3 to 30 years. Net property, plant and equipment was $250.4 million for the Partnership at June 30, 2004. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that depreciation for the three and nine month periods ended June 30, 2004 would have increased by approximately $0.7 million and $2.2 million, respectively.

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

At June 30, 2004, the Partnership had outstanding borrowings totaling $539.4 million, of which approximately $40.0 million is subject to variable interest rates under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.4 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil and propane. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2004, the potential gain on the Partnership’s hedging activity would be to increase the fair value of these outstanding derivatives by $4.3 million to a fair value of $10.9 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair value of these outstanding derivatives by $4.2 million to a fair value of $2.4 million.

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

4/29/04 - On April 29, 2004, Star Gas Partners, L.P., issued a press release describing its financial results for its second fiscal quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)
By: Star Gas LLC as General Partner

Signature	Title	Date

/s/ Ami Trauber Ami Trauber	Chief Financial Officer Star Gas LLC (Principal Financial and Accounting Officer)	July 29, 2004

Star Gas Finance Company
(Registrant)

Signature	Title	Date

/s/ Ami Trauber Ami Trauber	Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2004