Form 10-K
period 2004-09-30
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2004-12-14
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14129

Commission File Number: 333-103873

STAR GAS PARTNERS, L.P.

STAR GAS FINANCE COMPANY

(Exact name of registrants as specified in its charters)

Delaware Delaware	06-1437793 75-3094991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2187 Atlantic Street, Stamford, Connecticut	06902
(Address of principal executive office)	(Zip Code)

(203) 328-7310

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	New York Stock Exchange
Senior Subordinated Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on March 31, 2004 was approximately $820,309,841. As of December 8, 2004, the registrants had units and shares outstanding for each of the issuers classes of common stock as follows:

Star Gas Partners, L.P.	Common Units	32,165,528
Star Gas Partners, L.P.	Senior Subordinated Units	3,245,233
Star Gas Partners, L.P.	Junior Subordinated Units	345,364
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2004 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Structure

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil and propane. Star Gas is a master limited partnership, which at September 30, 2004 had outstanding 32.2 million common units (NYSE: “SGU” representing an 89.1% limited partner interest in Star Gas) and 3.2 million senior subordinated units (NYSE: “SGH” representing a 9.0% limited partner interest in Star Gas). Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.0% limited partner interest) and 0.3 million general partner units (representing a 0.9% general partner interest).

The Partnership is organized as follows:

•	Star Gas Propane, L.P. (“Star Gas Propane”) is the Partnership’s operating subsidiary and, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership’s assets, sales and earnings. Both the Partnership and Star Gas Propane are Delaware limited partnerships that were formed in October 1995 in connection with the Partnership’s initial public offering. The Partnership is the sole limited partner of Star Gas Propane with a 99.99% limited partnership interest.

•	The general partner of both the Partnership and Star Gas Propane is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. Star Gas LLC owns an approximate 1% general partner interest in the Partnership and also owns an approximate .01% general partner interest in Star Gas Propane.

•	The Partnership’s propane operations (the “propane segment”) are conducted through Star Gas Propane and its direct subsidiaries. Star Gas Propane primarily markets and distributes propane gas, heating oil, and other petroleum fuels and related products to approximately 334,000 customers located primarily in the Midwest and Northeast regions, Florida and Georgia. On November 18, 2004, the Partnership signed an agreement for the sale of the propane segment, which is discussed below.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct subsidiaries. Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of Star Gas Propane. Petro is a retail distributor of home heating oil and serves over 515,000 customers in the Northeast and Mid-Atlantic regions.

•	Star Gas Finance Company is a direct wholly owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $265 million 10¼% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including intercompany interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

The Partnership was formerly engaged as an energy reseller that marketed natural gas and electricity to residential households in deregulated energy markets through Total Gas & Electric, Inc. (“TG&E”), a Florida corporation, that was an indirect wholly-owned subsidiary of Petro. On March 31, 2004, the Partnership sold the stock and business of TG&E in an all-cash transaction to a private party. The Partnership received net proceeds of approximately $12.5 million and recorded a loss of approximately $0.5 million from the sale of TG&E.

The Partnership files annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on the Partnership’s website at www.star-gas.com/Edgar.cfm. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 450 5th Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005.

Recent Events

On October 18, 2004, the Partnership announced that it had advised the heating oil segment’s bank lenders that this segment would not be able to make the required representations included in the borrowing certificate under its working capital line. In addition, the Partnership notified such lenders that, for the quarter ending December 31, 2004 and for the foreseeable future thereafter, the heating oil segment will be unlikely to satisfy the drawing condition that requires that the consolidated funded debt of the Partnership not exceed 5.00 times its consolidated operating cash flow. Further, the Partnership advised the lenders that the heating oil segment may not be able to maintain a zero balance under the working capital facility (except for letter of credit obligations) for 45 consecutive days from April 1, 2005 to September 30, 2005, as required by the heating oil segment’s covenants. The Partnership indicated that the source of the problem is a combination of (a) the inability to pass on the full impact of record wholesale heating oil prices to customers and (b) the effects of unusually high customer attrition principally related to the heating oil segment’s operational restructuring undertaken in the past 18 months.

The Partnership also announced that it anticipated that because of the requirements of the Partnership’s current and potential bank lenders, it will not be permitted to make any distributions on its common units.

In addition, the Partnership announced that the heating oil segment’s bank lenders had agreed to permit the heating oil segment to request new working capital advances daily while the Partnership was in discussions with such bank lenders about modifying the terms and conditions of the heating oil segment’s credit agreement. In connection with that understanding the bank lenders requested that the Partnership allow an independent financial advisor to review the heating oil segment’s operations and performance on their behalf.

On November 5, 2004, the Partnership announced that the heating oil segment had entered into a letter amendment and waiver under its credit agreement with Wachovia Bank, N.A. As a result of the amendment, the heating oil segment was able to continue to borrow funds under the credit agreement to support its working capital requirements for the near term. The amendment provides for the waiver, through December 17, 2004, of various terms under the credit agreement. The amendment also amends for the waiver period the financial covenant regarding the Partnership’s consolidated funded debt to cash flow ratio and the financial covenant regarding the heating oil segment’s cash flow to interest expense ratio.

The Partnership also announced that its propane segment had entered into a commitment letter with JPMorgan Securities Inc. and JPMorgan Chase Bank. Under the commitment letter, as amended, JP Morgan Chase Bank committed, subject to certain conditions, to provide a $350 million ($260 million if the propane segment is sold, as discussed below) asset-based senior secured revolving credit facility referred to herein as the revolving credit facility and a $300,000,000 senior secured bridge facility referred to herein as the bridge facility to refinance (the “refinancing transactions”) all of the heating oil segment’s and the propane segment’s (if the propane segment is not sold) working capital facilities and senior secured notes.

On November 18, 2004, the Partnership announced that it had signed an agreement to sell its propane segment, held largely through Star Gas Propane to Inergy Propane LLC (“Inergy”), the operating subsidiary of Inergy, L.P., for $475 million subject to certain adjustments. The Partnership anticipates recognizing a gain in excess of approximately $150 million from the sale of the propane segment. In addition, the Partnership gave notice to holders of the heating oil segment’s secured notes of its optional election to prepay such secured notes, representing an aggregate payment, including principal, interest and estimated premium, of approximately $182 million. The Partnership subsequently gave notice of its optional election to prepay its propane segment’s secured notes involving an aggregate payment including principal, interest and estimated premium, of approximately $114 million. The aggregate amount payable with regard to both sets of secured notes is approximately $296 million. As discussed elsewhere herein, these payments are expected to be made from either the proceeds of the sale of the propane segment or the JP Morgan Chase Bank bridge facility. The partnership expects to recognize a loss of approximately $43 million on the early redemption of this debt in its first quarter of fiscal 2005. For additional information concerning the sale of the propane segment, see Item 1 – Business - “Sale of the Propane Segment; Prepayment of Subsidiaries’ Secured Notes.”

If the sale of the propane segment to Inergy is not consummated for any reason by December 17, 2004, the Partnership’s commitment from JP Morgan Chase will remain unaffected. On that date, the Partnership would expect to draw down JP Morgan Chase’s bridge facility if the propane segment sale has not been consummated. The proceeds from the bridge facility would be used to repay the Partnership’s subsidiaries’ secured notes, which will become due on that date because of the Partnership’s notice of prepayment. The Partnership also would expect to close on that date the asset based revolving credit agreement underwritten by JP Morgan Chase to replace the existing revolving credit agreements of the

Partnership’s subsidiaries. Therefore, the Partnership will be able to restructure its indebtedness as disclosed in the Partnership’s previous press release dated November 5, 2004, provided that it is able to satisfy the conditions in the JP Morgan Chase commitment. The JP Morgan Chase commitment for the bridge facility and the revolving credit facility is subject to a number of conditions and there can be no assurance that the Partnership will meet those conditions. See “Liquidity and Capital Resources – Financing and Sources of Liquidity, Following Refinancing Transactions.”

If the propane segment is sold (either before or after December 17, 2004), the revolving credit facility will be reduced to $260 million and the liens on all of the assets of the propane segment would be released. If the sale of the propane segment does not close until after the Partnership has drawn down on the bridge facility, the Partnership will use a portion of the sales proceeds to repay the bridge loan. The remaining proceeds will be applied in accordance with the terms of the indenture relating to the Partnership’s 10-1/4% senior notes due 2013 (“MLP Notes”), which is discussed below under “Liquidity and Capital Resources – Financing and Sources of Liquidity, Following Refinancing Transactions.” If the agreement for the sale of the propane segment is terminated, the Partnership will seek to repay the bridge facility through the issuance of senior secured notes issued by the heating oil segment and the propane segment in a public or private offering.

For a further discussion of the refinancing transactions, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sale of the Propane Segment; Prepayment of Subsidiaries’ Secured Notes

Background

On November 18, 2004, the Partnership signed an agreement to sell its propane distribution and services segment, held largely through Star Gas Propane, L.P., to Inergy for $475 million, subject to certain adjustments. Following the Partnership’s press release of October 18, 2004 concerning the heating oil segment’s borrowing problems, the Partnership was approached by Inergy regarding its interest in acquiring the Partnership’s propane segment. In connection with addressing this possibility, the board of directors of the Partnership’s general partner formed a special committee comprised of two independent directors to determine whether a transaction would be fair to the non-affiliated unitholders of the Partnership as a whole. The special committee, in turn, engaged separate financial and legal advisors to assist it. The board monitored the negotiation with Inergy and considered other possible alternatives, including a sale of less than all of the propane segment, a sale of the heating oil segment, a sale of the entire Partnership and delaying any discussion regarding a sale and simply restructuring the debt of the Partnership. The special committee and full board considered the tax impact of the announced transaction and particularly why the sale of the propane segment would generate adverse tax consequences to a number of unitholders, particularly those that had held their units the longest. The special committee and full board considered the likelihood of consummation of the transaction and the specific terms of the purchase agreement with Inergy. The agreement includes a provision permitting the Partnership to terminate the agreement should a superior proposal be made for the propane segment or the Partnership as a whole upon a payment of a breakup fee.

The analyses presented to the special committee and the board indicated that the sale of the propane segment would, by deleveraging the balance sheet of the Partnership, likely advance the time when it would be possible for the Partnership to resume regular distributions on the Partnership’s common units, at some level, although the special committee and full board understood that there could be no assurance that the Partnership would make distributions on the common units, at any level, in the future. The analyses also indicated that, irrespective of the sale of the propane segment, it is unlikely that the Partnership will resume regular distributions to the senior subordinated and junior subordinated units for the foreseeable future.

After considering and partially in reliance on the advice of its advisors, the special committee unanimously determined that the sale of the propane segment to Inergy on the terms described above was fair to the non-affiliated unitholders of the Partnership as a whole. After considering the advice of their advisors and an analysis of the issues, the Audit Committee unanimously determined that the transaction was fair to the Partnership, and the Audit Committee and the full board unanimously approved the execution of the agreement to sell the Partnership’s propane segment to Inergy. The Partnership believes that the sale will improve the Partnership’s financial condition which should have the effect of increasing the heating oil segment’s opportunities.

Terms of the Agreement.

General description. The agreement with Inergy contemplates that Inergy will purchase the Partnership’s propane segment for $475 million in cash, subject to adjustment without assumption of the propane segment’s indebtedness for borrowed money at the time of sale. The purchase price is subject to certain adjustments including a working capital adjustment. The transaction is expected to close in late December 2004. For purposes of economic effect, the transaction will be effective as of November 30, 2004 and Inergy will assume all profits subsequent to that date.

Upon completion of the sale of the propane segment, the Partnership will restate prior years’ results to include the results of the propane segment and the gain on the disposition as a component of discontinued operations.

No financing condition. The purchaser’s obligation to close is not conditioned on receipt of financing although the purchaser will need financing to complete the purchase.

General conditions. The sale is conditioned on a number of customary closing conditions, including the passage of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the filing for which was made on November 18, 2004. The agreement provides that the Partnership will enter into a five-year non-competition agreement with respect to the propane segment in certain regions. The agreement also provides for a breakup fee to Inergy in the event that the Partnership terminates the agreement because of a superior offer for the propane segment or the Partnership enters into an agreement providing for the sale of the Partnership in its entirety. The Partnership can terminate the agreement if the transaction does not close by December 20, 2004, and Inergy can terminate the agreement if the transaction does not close by December 31, 2004. There can be no assurance that all of the conditions to closing will be met. The Partnership believes that no unitholder approval is required and none is going to be requested.

Partnership status. Star Gas will continue to be classified as a partnership for federal income tax purposes after the sale of the propane segment. Nonetheless, because the heating oil business is held through a corporate subsidiary, following the sale nearly all of Star Gas’ earnings will be subject to corporate-level income taxes, whereas prior to the sale most of the earnings from the propane business are not subject to entity-level taxation. By virtue of net operating loss carryforwards, the Partnership does not anticipate that the corporate subsidiary will pay substantial federal income taxes for several years.

Use of Proceeds from the Sale of the Propane Segment

Proceeds from the sale of the propane segment will be used to repay $296 million that will be owing with respect to the secured notes at the Partnership’s subsidiaries, to repay outstanding borrowings under the propane segment’s credit facilities, and to pay expenses related to the sale of the propane segment.

Thereafter, pursuant to the terms of the indenture relating to the Partnership’s MLP Notes, the Partnership will be obligated, within 360 days of the sale, to apply the net proceeds of the sale of the propane segment either to reduce indebtedness of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the Partnership’s or any subsidiary’s business. To the extent any net proceeds that are not so applied exceed $10 million (“excess proceeds”), the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with excess proceeds at a purchase price equal to 100% of the principal amount of MLP Notes plus accrued and unpaid interest to the date of purchase. The Partnership cannot estimate the amount, if any, of excess proceeds that will result from the sale of the propane segment. Accordingly, the Partnership cannot predict the size of any offer to purchase the MLP Notes and whether or to what extent holders of MLP Notes will accept the offer to purchase when made.

Tax Consequences to Unitholders Upon Sale of the Propane Segment

The Partnership’s unitholders will recognize gain or loss associated with the sale of the propane business based on a number of factors, including each individual holder’s basis in the Partnership units held, and the tax consequences of such sale will accrue to the record holders as of the date of the sale. Based on its preliminary calculations, in general the Partnership estimates that, depending on the profile of the unitholder, the gain can be as high as approximately $11 per common unit and loss as high as $4.27. In general, the Partnership anticipates that holders who have held units for a substantial period of time, particularly those who purchased units prior to 2002, and those who purchased units at a low purchase price, will recognize the most gain. A holder’s tax basis in units will be increased by the amount of gain recognized. If a holder sells units prior to the consummation of the sale of the propane business, such holder may recognize substantially less gain than would a holder who continues to hold through the date of consummation of the sale. For additional information concerning the tax consequences to unitholders, see Appendix A.

Unitholders are encouraged to consult with their own tax advisors with respect to the application of tax laws to their particular situations.

Prepayment of the Partnership’s Subsidiaries’ Secured Notes

On November 18, 2004, the Partnership gave the holders of the heating oil segment’s secured notes notice of prepayment of all of the notes on December 17, 2004. As contemplated by the note purchase agreements relating to the notes, the prepayment amount will be 100% of the principal amount outstanding ($157.2 million), together with interest accrued thereon to the date of prepayment ($3.6 million) and an estimated make-whole amount ($21 million). The Partnership subsequently gave notice of the prepayment of the propane segment’s secured notes. The prepayment amount for the propane segment’s secured notes will be 100% of the outstanding principal amount ($96.3 million), together with accrued interest thereon to the date of prepayment ($1.9 million) and an estimated make-whole amount ($16 million). The aggregate amount payable for the heating oil segment’s notes and the propane segment notes is approximately $296 million. These payments are expected to be made from either the proceeds of the sale of the propane segment or the JP Morgan Bank bridge facility.

Amendments to Partnership Agreements

The Partnership has adopted certain amendments to its amended and restated agreement of limited partnership as well as certain amendments to the amended and restated agreement of limited partnership of Star Gas Propane in order to permit the sale of the propane segment.

Introduction to Business

Seasonality

The Partnership’s fiscal year ends on September 30. All references to quarters and years in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of the Partnership’s business results in the sale of approximately 30% of its volume in the first quarter (October through December) and 45% of its volume in the second quarter (January through March) of each year, the peak heating season, because propane and heating oil are primarily used for space heating in residential and commercial buildings. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending in June and September. The Partnership typically has negative working capital at September 30, due to seasonality. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is not only affected by weather patterns but also by changes in customer mix. For example, sales to residential customers ordinarily generate higher margins than sales to other customer groups, such as commercial or agricultural customers. In addition, gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Propane

The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers. Customers are served from 122 branch locations and 136 satellite storage facilities in the Midwest and Northeast regions and Florida and Georgia. In addition to its retail business, the segment also serves wholesale customers. Based on sales dollars, approximately 96% of propane sales were to retail customers and approximately 4% were to wholesale customers. Retail sales have historically had a greater profit margin, more stable customer base and less price sensitivity as compared to the wholesale business.

Propane, also known as a liquid petroleum gas (lpg) ranks as the fourth most important source of residential heating in the United States, according to the U.S. Department of Energy - Energy Information Administration, 2001 Residential Energy Consumption Survey. Excluding propane gas grills, residential and commercial demand accounts for approximately 45% of all propane used in the United States. Of the 106.9 million households in the United States, 9.3 million households depend on propane. Because 54% of these households rely on propane for their primary heating fuel, sales of propane are highly seasonal. Propane is most commonly used to provide energy to areas not serviced by the natural gas distribution system. Thus, it competes mainly with heating oil and electricity for space heating purposes. Residential customers are typically homeowners, while commercial customers include motels, restaurants, retail stores and laundromats. Industrial users, such as manufacturers, use propane as a heating and energy source in manufacturing and drying processes. In addition, propane is used to supply heat for drying crops and as a fuel source for certain vehicles.

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

Home Heating Oil

Home heating oil customers are served from 19 locations in the Northeast and Mid-Atlantic regions, from which the heating oil segment delivers heating oil and other petroleum products and installs and repairs heating equipment 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of its basic heating oil business, and are intended to maximize customer satisfaction and loyalty. In fiscal 2004, the heating oil segment’s sales represented approximately 74% of sales from home heating oil; 17% from the installation and repair of heating and air conditioning equipment; and 9% from the sale of other petroleum products, including diesel fuel and gasoline, to commercial customers. In fiscal 2004, sales to residential customers represented 87% of the retail heating oil gallons sold and 92% of heating oil gross profits.

Heating oil can be used for residential and commercial heating purposes, and it is a significant source of fuel used to heat business and residences in the New England and Mid-Atlantic regions. According to the U.S. Department of Energy—Energy Information Administration, 2001 Residential Energy Consumption Survey, these regions account for approximately 77% of the households in the United States where heating oil is the main space-heating fuel. Approximately 31% of the homes in the region use heating oil as their main space-heating fuel. In recent years, demand for home heating oil has been affected by conservation efforts and conversions to natural gas. In addition, as the number of new homes that use oil heat has not been significant, there has been virtually no increase in the customer base due to housing starts.

Industry Characteristics

The retail propane and home heating oil industries are both mature, with total demand expected to remain relatively flat or to decline slightly. The Partnership believes that these industries are relatively stable and predictable due principally to the non-discretionary nature of propane and home heating oil use. Accordingly, the demand for propane and home heating oil has historically been relatively unaffected by general economic conditions but has been a function of weather conditions. It is common practice in both the propane and home heating oil distribution industries to price products to customers based on a per gallon margin over wholesale costs. As a result, distributors generally seek to maintain their margins by passing wholesale costs through to customers, thus insulating themselves from the volatility in wholesale heating oil and propane prices. However, during periods of sharp price fluctuations in supply costs, distributors may be unable or unwilling to pass the entire product cost increases or decreases through to customers. In these cases, significant increases or decreases in per gallon margins may result. In addition, the timing of cost pass-throughs can significantly affect margins. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The propane and home heating oil distribution industries are highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Each year a significant number of these local distributors have sought to sell their business for reasons that include retirement and estate planning. In addition, the propane and heating oil distribution industries are becoming more complex due to increasing environmental regulations and escalating capital requirements needed to acquire advanced, customer-oriented technologies. Primarily as a result of these factors, both industries are undergoing consolidation, and the propane segment and the heating oil segment have been active consolidators in each of their markets.

Recent Acquisitions

In fiscal 2004, the Partnership completed the purchase of three retail heating oil dealers for an aggregate of $3.5 million and ten retail propane dealers for an aggregate of $14.0 million.

Propane Segment

As indicated above under “Sale of the Propane Segment; Prepayment of Subsidiaries’ Secured Notes,” the Partnership has signed an agreement for the sale of its propane segment. The following is a description of such business.

Operations

Retail propane operations are located in the following states:

Connecticut	Indiana (continued)	Michigan	New York (continued)	Pennsylvania
Stamford	Loogootee	Charlotte	Hudson	Beaver Springs
South Windsor	Madison	Chassell	Penn Yan	Hazleton
	Nashville	Coleman	Poughkeepsie	Mansfield
Florida	New Salisbury	Germfask	Ticonderoga	Mt. Pocono
Bronson	N. Manchester	Gwinn	Washingtonville	Wind Gap
Chiefland	Portland	Mattawan
Crystal River	Remington	Munising	Ohio	Rhode Island
High Springs	Richmond	Osseo	Bowling Green	Davisville
Kissimmee	Rushville	Owosso	Columbiana
Melbourne	Seymour	Somerset Center	Columbus	Vermont
New Smyrna Beach	Sulphur Springs		Defiance	Bennington
Pompano Beach	Versailles	Minnesota	Deshler	Brandon
	Warren	Caledonia	Dover	Manchester Center
Georgia	Waterloo		Fairfield	Middlebury
Blakely	Winamac	New Hampshire	Hebron	Montpelier
		Berlin	Ironton	Morrisville
Illinois	Kentucky	Brentwood	Jamestown	St. Albans
Scales Mound	Dry Ridge	Ossipee	Kenton	White River Junction
	Shelbyville		Lancaster
			Lewisburg	West Virginia
Indiana	Maine	New Jersey	Lynchburg	(from Ironton, OH)
Batesville	Fairfield	Bridgeton	Maumee
Bedford	Fryeburg	Maple Shade	Mt. Orab	Wisconsin
Bloomfield	Wells	Pleasantville	Mt. Vernon	Black River Falls
Bluffton	Windham	Woodbine	North Star	Chetek
Columbia City			Ripley	La Crosse
Decatur	Massachusetts	New York	Sabina	Mauston
Greencastle	Belchertown	Addison	Waverly	Minocqua
Jeffersonville	Rochdale	Bridgehampton	West Union	Mondovi
Lawrence	Springfield	Corinth	Winchester	Owen
Liberty	Swansea	Granville		Richland Centre
	Westfield			Shell Lake

In addition to selling propane, the propane segment also sells home heating oil and installs related equipment, including heating and cooking appliances. Several locations sell bottled water and sell or lease water conditioning equipment. Typical branch locations consist of an office, an appliance showroom and a warehouse and service facility, with one or more 12,000 to 30,000 gallon bulk storage tanks. Satellite facilities typically contain only storage tanks. The distribution of propane at the retail level for the most part involves large numbers of small deliveries averaging 100 to 150 gallons to each customer. Retail deliveries of propane are usually made to customers by means of the propane segment’s fleet of bobtail and rack trucks.

Currently the propane segment owns or leases a total of 746 bobtail, boom and rack trucks. Propane is pumped from a bobtail truck, which generally holds 2,000 to 3,000 gallons, into a storage tank at the customer’s premises. The capacity of these tanks ranges from approximately 24 gallons to approximately 1,000 gallons. The propane segment also delivers propane to retail customers in portable cylinders, which typically are picked up and replenished at distribution locations, then returned to the retail customer. To a lesser extent, the propane segment also delivers propane to certain end-users of propane in larger trucks known as transports. These trucks have an average capacity of approximately 9,000 gallons. End-users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities that use propane as a supplemental fuel to meet peak demand requirements, and large agricultural accounts that use propane for crop drying and space heating.

Customers

During the last fiscal year, the propane segment’s residential volume, excluding the impact of volume obtained through acquisitions, decreased 2.7% due to attrition and other factors including consumer conservation and increased competition from low cost providers. Management expects some degree of attrition to continue in 2005 and perhaps beyond. However, the propane segment has continued to grow through acquisitions and it completed ten acquisitions with approximately 14,000 customers and total annual volumes of 13.7 million gallons during fiscal 2004. Approximately 70% of the propane segment’s retail propane sales are made to residential customers and 30% of retail propane sales are made to commercial and agricultural customers. Sales to residential customers in fiscal 2004 accounted for approximately 75% of propane gross profit on propane sales, reflecting the higher-margins of this segment of the market. In excess of 90% of the propane customers lease their tanks from the propane segment. In most states, due to fire safety regulations, a leased tank may only be refilled by the propane distributor that owns that tank. The inconvenience associated with switching tanks greatly reduces a propane customer’s tendency to change distributors. Over half of the propane segment’s residential customers receive their propane supply under an automatic delivery system. The amount delivered is based on weather and historical consumption patterns. The automatic delivery system eliminates the customer’s need to make affirmative purchase decisions. The propane segment provides emergency service 24 hours a day, seven days a week, 52 weeks a year.

Competition

The propane industry is highly competitive; however, long-standing customer relationships are typical of the retail propane industry. The ability to compete effectively within the propane industry depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. The propane segment believes that its superior service capabilities and customer responsiveness differentiates it from many of its competitors. Branch operations offer emergency service 24 hours a day, seven days a week, 52 weeks a year. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. According to LP Gas Magazine – February 2003, the ten largest multi-state marketers, including the Partnership’s propane segment, account for approximately 32% of the total retail sales of propane in the United States, and no single marketer has a greater than 10% share of the total retail market in the United States. Most of the propane segment’s branches compete with five or more marketers or distributors. The principal factors influencing competition among propane marketers are price and service. Each branch operates in its own geographic market. While retail marketers locate in close proximity to customers to lower the cost of providing delivery and service, the typical retail distribution outlet has an effective marketing radius of approximately 35 miles.

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

Home Heating Oil Segment

Operations

The Partnership’s heating oil segment serves over 515,000 customers in the Northeast and Mid-Atlantic regions. In addition to selling home heating oil, the heating oil segment installs, maintains and repairs heating and air conditioning equipment. To a limited extent, it also markets other petroleum products. During the 12 months ended September 30, 2004, the total sales in the heating oil segment were comprised of approximately 74% from sales of home heating oil; 17% from the installation and repair of heating equipment; and 9% from the sale of other petroleum products. The heating oil segment provides home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year. It also regularly provides various incentives to obtain and retain customers. The heating oil segment is consolidating its operations under two primary brand names, Petro and Meenan, which it is building by employing an upgraded sales force, together with a professionally developed integrated marketing campaign, including broadcast and print advertising media, including direct mail. The heating oil segment has a nationwide toll free telephone number, 1-800-OIL-HEAT, which it believes helps facilitate customer needs.

The heating oil segment is seeking to take advantage of its large size and to utilize modern technology to increase the efficiency and quality of services provided to its customers. The segment is seeking to create a more customer-oriented service approach to significantly differentiate itself from its competitors. A core business process redesign project began in fiscal 2002 with an exhaustive effort to identify customer expectations and document existing business processes. These findings led to a conclusion that improved processes, consolidation of operations, technology investments and selective outsourcing could have a meaningful impact on improving customer services while reducing annual operating costs.

The Partnership believes the technology it employs can improve the efficiency and quality of services provided to its heating oil customers. The heating oil segment has now deployed second generation hand-held devices for the automation of its service workforce. These wireless handheld-data terminals allow service and installation professionals on demand access to customer repair history, data to provide instant part and repair quotations, the ability to invoice at the completion of service and identify customer service issues.

Consolidation of certain heating oil operational activities have been undertaken to create operating efficiencies and cost savings. Service technicians are being dispatched from two consolidated locations rather than 27 local offices which was previously the case. Oil delivery is now being managed from 11 regional locations rather than 27 local offices. The organization continues to adjust to these significant operational changes.

The Partnership has recently completed a transition to outsourcing in the area of customer contact management as both a customer satisfaction and a cost reduction strategy. The Partnership hopes outsourcing customer inquiries through a centralized call center may improve performance, service and leverage the technology to eliminate system redundancy available from third-party service organizations. In addition, an outsourcing partner has greater flexibility to manage extreme seasonal volume. The complexity of customer interactions combined with the Partnership’s goal for service excellence has led to protracted training and implementation efforts.

During fiscal 2004, the heating oil segment experienced startup operational problems with its centralized call center and equipment service dispatch, which the Partnership believes contributed to an increase in customer attrition. The heating oil segment believes that it has made progress in correcting these operational problems. See “Risk Factors.” The heating oil segment operates and markets in the following states:

New York	Massachusetts	New Jersey
Bronx, Queens and Kings Counties	Boston (Metropolitan)	Camden
Dutchess County	Northeastern Massachusetts	Lakewood
Staten Island	(Centered in Lawrence)	Newark (Metropolitan)
Eastern Long Island	Worcester	North Brunswick
Western Long Island		Rockaway
Westchester/Putnam Counties	Pennsylvania	Trenton
Orange County	Allenstown
New York County	Berks County	Rhode Island
	Bucks County	Providence
Connecticut	Harrisburg County	Newport
Bridgeport—New Haven	Lancaster County
Fairfield County	Lebanon County	Maryland/Virginia/D.C.
Litchfield County	Philadelphia	Arlington
	York County	Baltimore
Washington, D.C. (Metropolitan)

Customers

During the 12 months ended September 30, 2004, approximately 87% of the heating oil segment’s heating oil sales were made to homeowners, with the remainder to industrial, commercial and institutional customers. Over the three fiscal years, ended September 30, 2003, the heating oil segment experienced average annual attrition of approximately 1.3%, excluding the impact of acquisitions. During fiscal 2004, the heating oil segment experienced annual customer attrition of 6.6%, excluding the impact of acquisitions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Partnership believes this segment’s attrition rate has risen because of greater than normal price competition related to the unprecedented rise in oil prices and because of startup operational problems associated with the business process redesign project, primarily caused by the transition to a centralized call center. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service, and as part of that effort, centralized its heating equipment service dispatch and engaged a centralized call center to fulfill its telephone requirements. The implementation of this initiative is taking longer and incurring greater difficulties than the heating oil segment had anticipated, which adversely impacted the customer base. In addition, Management’s decision to upgrade the credit quality of its customer base and reduce related bad debt also contributed to the increased customer loss.

While the Partnership believes that the heating oil segment has made progress in correcting the early inefficiencies associated with its centralized customer service, and that it has significantly improved its responsiveness to customer needs, the Partnership expects that customer attrition will likely continue at a rate higher than experienced in each of the three years ended September 30, 2003 into the 2004-2005 winter heating season and the 2004 attrition will adversely impact volume during 2005 and perhaps beyond.

Customer losses are the result of various factors, including customer relocation, price, natural gas conversions, service issues and credit problems. Customer gains are a result of marketing and service programs. While the heating oil segment often loses customers when they move from their homes, it is able to retain a majority of these homes by obtaining the purchaser as a customer. Approximately 90% of the heating oil customers receive their home heating oil under an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based upon each customer’s historical consumption patterns and prevailing weather conditions. The heating oil segment delivers home heating oil approximately six times during the year to the average customer. The segment’s practice is to bill customers promptly after delivery. Approximately 32% of its customers are on a budget payment plan, whereby their estimated annual oil purchases and service contract are paid for in a series of equal monthly payments.

On each of September 30, 2004 and September 30, 2003, approximately 48% of the heating oil customers had agreements establishing a fixed or maximum price per gallon over a 12-month period (“price plan customers”). This percentage could increase or decrease during fiscal 2005 based upon market conditions. The fixed or maximum price per gallon at which home heating oil is sold to these price plan customers is generally renegotiated based on current market conditions at the beginning of each heating season. The heating oil segment currently enters into derivative instruments (futures, options, collars and swaps) in order to hedge a majority of the heating oil it expects to sell to price plan customers. The heating oil segment uses these fixed price derivative instruments to mitigate its exposure to changing commodity prices.

Competition

The heating oil segment competes with distributors offering a broad range of services and prices, from full-service distributors, like itself, to those offering delivery only. Long-standing customer relationships are typical in the industry. Like most companies in the home heating oil business, the heating oil segment provides home heating equipment repair service on a 24-hour-a-day, seven days-a-week, 52 weeks-a-year basis. This tends to build customer loyalty. As a result of these factors, it is difficult for the heating oil segment to acquire new retail customers, other than through acquisitions. In some instances homeowners have formed buying cooperatives that seek to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. The heating oil segment also competes for retail customers with suppliers of alternative energy products, principally natural gas, propane, and electricity. The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative retail prices of the two products and the cost of replacing an oil fired heating system with one that uses natural gas, in addition to environmental concerns. The Partnership believes that approximately 1% of its home heating oil customer base annually converts from home heating oil to natural gas.

Suppliers and Supply Arrangements

Propane Segment

The propane segment obtains propane from over 30 sources, including BP Canada Energy Marketing Corp., CHS, Inc., Centennial Gas Liquid, LLC., Dawson Oil Company Ltd., Duke Energy NGL Services, LP, Dynegy Inc., Enterprise Products Partners, Kinetic Resources, U.S.A., Marathon Oil Company, Markwest Hydrocarbons and Transammonia Inc. Supplies from these sources have traditionally been readily available, although there is no assurance that supplies of propane will continue to be readily available.

The majority of the propane supply is purchased under annual or longer term supply contracts that generally provide for pricing in accordance with market prices at the time of delivery. Some of the contracts provide for minimum and maximum amounts of propane to be purchased. The product supplied for the contracts come from refineries, gas processing plants and bulk purchases at the Mont Belvieu trading and storage complex. Most of the bulk purchases at Mont Belvieu are physically moved through the TEPPCO Partners, L.P. pipeline system, to both the Seymour underground storage facility, which the Partnership owns and leases to TEPPCO Partners, L.P. in southern Indiana, and north into the Pennsylvania and New York areas to supplement purchases made by the segment in the Northeast region. This lease agreement provides the propane segment the ability to store at all times throughout the terms of this agreement 21 million gallons of product storage or approximately 11% of the propane segment’s annual supply requirements, along the TEPPCO Partners, L.P. pipeline system. The Seymour facility is located on the TEPPCO Partners, L.P. pipeline system. The pipeline is connected to the Mont Belvieu, Texas storage facilities and is one of the largest conduits of supply for the U.S. propane industry. The Partnership believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices if supplies are interrupted from any of these sources without a material disruption of its operations. The Partnership also believes that relations with its current suppliers are satisfactory.

The propane segment purchases derivative instruments in order to mitigate its exposure to market risk and hedge the cash flow variability associated with forecasted purchases of propane held for resale to price plan customers. At September 30, 2004, the propane segment had outstanding derivative instruments with the following banks and brokers: JPMorgan, Morgan Stanley Dean Witter, Bank of America, Fimat and BP North America Petroleum, a division of BP Products North America, Inc.

Heating Oil Segment

The heating oil segment obtains fuel oil in either barge, pipeline or truckload quantities, and has contracts with over 80 terminals for the right to temporarily store heating oil at facilities it does not own. Purchases are made under supply contracts or on the spot market. The home heating oil segment has market price based contracts for a majority of its petroleum requirements with 12 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers to the heating oil segment for over ten years. The segment’s current suppliers are: Amerada Hess Corporation, BP North America Petroleum, a division of BP Products North America, Inc., Cargill Inc. Petroleum Trading, Citgo Petroleum Corp., George E. Warren Corp., Global Companies LLC., Inland Fuels Terminals, Inc., Mieco, Inc., Morgan Stanley Capital Group, Inc., Northville Industries, Sprague Energy and Sun Oil Company. Supply contracts typically have terms of 12 months. All of the supply contracts provide for maximum and in certain cases minimum quantities. In most cases the supply contracts do not establish in advance the price of fuel oil. This price is based upon spot market prices at the time of delivery plus a fee ranging from $.0050 to $.0375 per gallon. The Partnership believes that its policy of contracting for substantially all of its supply needs with diverse and reliable sources will enable it to obtain sufficient product should unforeseen shortages develop in worldwide supplies. The Partnership also believes that relations with its current suppliers are satisfactory.

The heating oil segment purchases derivative instruments in order to mitigate its exposure to market risk and hedge the cash flow variability associated with forecasted purchases of home heating oil inventory held for resale to price plan customers. At September 30, 2004 the heating oil segment had outstanding derivative instruments with the following banks or brokers: JPMorgan, Société Genéralé, Royal Bank of Canada, Morgan Stanley Dean Witter, Refco and Fimat.

Employees

As of September 30, 2004, the propane segment had 1,217 full-time employees, of whom 62 were employed by the corporate office and 1,155 were located in branch offices. Of these 1,155 branch employees, 448 were managerial and administrative staff; 471 were engaged in transportation and storage and 236 were engaged in field servicing. Approximately 141 of the propane segment’s employees are represented by nine different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

As of September 30, 2004, the home heating oil segment had 3,019 employees, of whom 703 were office, clerical and customer service personnel; 1,136 were heating equipment repairmen; 476 were oil truck drivers and mechanics; 428 were management and 276 were employed in sales. In addition, approximately 400 seasonal employees are rehired annually to support the requirements of the heating season. Included in the heating oil segment’s employees are approximately 1,135 employees that are represented by 17 different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.

Government Regulations

The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Heating oils and certain automotive waste products generated by the Partnership’s fleet are hazardous substances within the meaning of CERCLA. These laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. The heating oil segment is currently a named “potentially responsible party” in one CERCLA civil enforcement action. This action is in its early stages of litigation with preliminary discovery activities taking place. The Partnership believes that this action will have no material impact on its financial condition or results of operations. Propane is not considered a hazardous substance within the meaning of CERCLA.

National Fire Protection Association Pamphlets No. 54 and 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which the Partnership operates. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of heating oils, gasoline and propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the U.S. Department of Transportation. The Partnership conducts ongoing training programs to help ensure that its operations are in compliance with applicable regulations. The Partnership maintains various permits that are necessary to operate some of its facilities, some of which may be material to its operations. The Partnership believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

For acquisitions that involve the purchase or leasing of real estate, the Partnership conducts a due diligence investigation to attempt to determine whether any hazardous or other regulated substance has been sold from or stored on, any of that real estate prior to its purchase. This due diligence includes questioning the seller, obtaining representations and warranties concerning the seller’s compliance with environmental laws and performing site assessments. During this due diligence the Partnership’s employees, and, in certain cases, independent environmental consulting firms review historical records and databases and conduct physical investigations of the property to look for evidence of hazardous substances, compliance violations and the existence of underground storage tanks.

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

Risk Factors

An investment in the Partnership involves a high degree of risk. Investors should carefully review the following risk factors concerning the Partnership. If the Partnership completes the sale of its propane segment, the risk factors relating to the propane segment that are discussed below would no longer be applicable to the Partnership.

The Partnership’s heating oil segment has liquidity issues that raise questions concerning the Partnership’s ability to continue as a going concern.

The Partnership’s heating oil segment has liquidity issues relating to the heating oil segment’s inability to comply with the borrowing conditions under its current credit agreement that raises questions concerning the Partnership’s ability to continue as a going concern. The report of the Partnership’s independent registered public accounting firm on the Partnership’s consolidated financial statements as of September 30, 2004 and 2003, and for the three years ended September 30, 2004, includes an explanatory paragraph with respect to these liquidity issues. The Partnership believes that the closing of the refinancing transactions discussed above, and the sale of the propane segment, will satisfactorily address these liquidity issues. The Partnership’s consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. If the Partnership is unable to close the new revolving credit facility and either the bridge facility or the sale of the propane segment by December 17, 2004, the Partnership would be unable to find other sources of financing before December 17, 2004 to refinance the heating oil segment’s and propane segment’s credit facilities and to repay the heating oil segment’s and propane segment’s institutional indebtedness, which are due and payable on such date. In such event if the Partnership were not able to obtain such alternative sources of financing and is not successful in rescheduling the maturity dates of such indebtedness, the Partnership may be forced to seek the protection of the bankruptcy courts.

The Sale of the Propane Segment May Adversely Affect the Partnership’s Future Operating Results

On November 18, 2004, the Partnership signed an agreement to sell its propane distribution and services business for a purchase price of $475 million, subject to adjustment. For the fiscal year ended September 30, 2004, the propane segment accounted for $349 million of the Partnership’s sales and $29 million of the Partnership’s operating income. For more information on the results of operations of the propane segment, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If the propane segment is sold, the loss of the propane business operating income could adversely affect the Partnership’s future operating results.

The Partnership’s substantial debt and other financial obligations could impair its financial condition and its ability to fulfill its debt obligations.

After giving effect to the refinancing transactions and sale of the propane segment, and before the application of excess proceeds to purchase MLP notes, the Partnership’s total debt would have been approximately $267.6 million as of September 30, 2004 compared to $528.1 million on an actual basis. If the Partnership does not sell the propane segment, its total debt on a pro forma basis after giving effect to the refinancing transactions would have been approximately $569.8 million as of September 30, 2004. See “Item 7. Management’s Discussions and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources.”

The Partnership’s substantial indebtedness and other financial obligations could:

•	impair its ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	result in higher interest expense in the event of increases in interest rates since some of its debt is, and will continue to be, at variable rates of interest;

•	have a material adverse effect on it if the Partnership fails to comply with financial and affirmative and restrictive covenants in its debt agreements and an event of default occurs as a result of a failure that is not cured or waived;

•	require it to dedicate a substantial portion of its cash flow to payments on its indebtedness and other financial obligations, thereby reducing the availability of its cash flow to fund working capital and capital expenditures;

•	limit its flexibility in planning for, or reacting to, changes in its business and the industry in which the Partnership operates; and

•	place it at a competitive disadvantage compared to its competitors that have proportionately less debt.

If the Partnership is unable to meet its debt service obligations and other financial obligations, it could be forced to restructure or refinance its indebtedness and other financial transactions, seek additional equity capital or sell its assets. The Partnership may then be unable to obtain such financing or capital or sell its assets on satisfactory terms, if at all.

Since weather conditions may adversely affect the demand for propane and home heating oil, the Partnership’s financial condition is vulnerable to warm winters.

Weather conditions have a significant impact on the demand for both propane and home heating oil because the Partnership’s customers depend on these products principally for space heating purposes. As a result, weather conditions may materially adversely impact the Partnership’s operating results and financial condition. During the peak heating season of October through March, sales of propane represent approximately 70% to 75% of the Partnership’s annual retail propane volume and sales of home heating oil represent approximately 75% to 80% of the Partnership’s annual home heating oil volume. Actual weather conditions can vary substantially from year to year, significantly affecting the Partnership’s financial performance. Furthermore, warmer than normal temperatures in one or more regions in which the Partnership operates can significantly decrease the total volume the Partnership sells and the gross profit realized on those sales and, consequently, the Partnership’s results of operations. For example, in fiscal 2000 and especially fiscal 2002, temperatures were significantly warmer than normal for the areas in which the Partnership sells propane and home heating oil, which adversely affected the amount of EBITDA that it generated during these periods. In fiscal year 2002, temperatures in the Partnership’s areas of operation were an average of 18.4% warmer than in fiscal year 2001 and 18.0% warmer than normal. The Partnership has purchased weather insurance to help minimize the adverse effect of weather volatility on its cash flows, of which there can be no assurance. Weather variations also affect demand for propane from agricultural customers, because dry weather during the harvest season reduces demand for propane used in crop drying.

The Partnership’s operating results will be adversely affected if the heating oil segment and propane segment experience significant customer losses that are not offset or reduced by customer gains.

The heating oil segment’s net attrition of home heating oil customers averaged approximately 4% per year over the three years through 2004. This rate represents the net of its annual customer loss rate. For fiscal 2004, the heating oil segment’s net customer attrition, after adjusting for customer acquisitions, was approximately 6.6%. Customer losses are the result of various factors, including:

•	customer relocations;

•	supplier changes based primarily on price and service;

•	natural gas conversions; and

•	credit problems.

The continuing unprecedented rise in the price of heating oil has intensified price competition which has adversely impacted the heating oil segment’s margins and added to the heating oil segment’s difficulties in reducing customer attrition. The heating oil segment believes its attrition rate has risen not only because of increased price competition related to the rise in oil prices but also because of operational problems. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service, and as part of that effort, centralized its heating equipment service dispatch and engaged a centralized call center to fulfill its telephone requirements. The implementation of this initiative is taking longer and incurring greater difficulties than the heating oil segment had anticipated, which adversely impacted the customer base.

While the Partnership believes that the heating oil segment has made progress in correcting the early inefficiencies associated with its customer service, and that it has improved its responsiveness to customer needs, the Partnership expects that attrition will, at least to some extent, continue into the 2004-2005 winter heating season and perhaps beyond. The Partnership notes that even to the extent that attrition can be halted, the current reduced customer base will adversely impact net income for fiscal 2005 and perhaps beyond.

For fiscal 2004, the propane segment’s net customer attrition, after adjusting for customer acquisition, was approximately 2.7%.

The heating oil segment and propane segment may not be able to achieve net gains of customers and may continue to experience customer attrition in the future.

Sudden and sharp oil and propane price increases that cannot be passed on to customers may adversely affect the Partnership’s operating results.

The retail propane and home heating oil industries are “margin-based” businesses in which gross profits depend on the excess of retail sales prices over supply costs. Consequently, the Partnership’s profitability is sensitive to changes in wholesale prices of propane and heating oil caused by changes in supply or other market conditions. Many of these factors are beyond the Partnership’s control and thus, when there are sudden and sharp increases in the wholesale costs of propane and heating oil, the Partnership may not be able to pass on these increases to its customers through retail sales prices. As of September 30, 2004, the wholesale cost of home heating oil, as measured by the closing price of the New York Mercantile Exchange had increased by 38% to $1.39 per gallon from $1.01 per gallon as of June 30, 2004. This represents a 78% increase over the heating oil price per gallon of $0.78 per gallon on September 30, 2003. Per gallon heating oil prices subsequently increased to a high of $1.59 per gallon on October 22, 2004, before retreating to $1.23 per gallon as of December 10, 2004. When heating oil prices increased, in the fourth quarter of fiscal 2004 the heating oil segment’s retail sales prices did not increase as rapidly as the increase in heating oil prices, which resulted in lower per gallon margins. In addition, the timing of cost pass-throughs can significantly affect margins. Wholesale price increases could reduce the Partnership’s gross profits and could, if continuing over an extended period of time, reduce demand by encouraging conservation or conversion to alternative energy sources.

A significant portion of the Partnership’s home heating oil and propane volume is sold to price-protected heating oil only customers and its operating results could be adversely affected by changes in the cost of supply that the Partnership cannot pass on to these customers or otherwise protect against.

A significant portion of its home heating oil volume is sold to individual customers under an agreement pre-establishing the maximum sales price or a fixed price of home heating oil over a 12-month period. The maximum price at which home heating oil is sold to these price-protected customers is generally renegotiated prior to the heating season of each year based on current market conditions. The Partnership currently enters into forward purchase contracts, futures contracts and option contracts for a substantial majority of the heating oil the Partnership sells to these price-protected customers in advance and at a fixed cost. Should events occur after a price protected sales price is established that increase the cost of home heating oil above the amount anticipated, margins for the price-protected customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the price-protected customers whose heating oil was purchased in advance could be lower than expected, while margins for those customers whose heating oil was not purchased in advance would be unaffected or higher than expected. For the fiscal year ended September 30, 2004, approximately 43% of its retail home heating oil volume sales and approximately 18% of its retail propane volume sales were under a price-protected plan.

If the Partnership does not make acquisitions on economically acceptable terms, its future financial performance will be limited.

Neither the propane nor the home heating oil industry is a growth industry because of increased competition from alternative energy sources. A significant portion of the Partnership’s growth in the past decade has been directly tied to its acquisition programs. Accordingly, its future financial performance will be impacted by its ability to continue to make acquisitions at attractive prices. The Partnership cannot be assured that it will be able to identify attractive acquisition candidates in the future or that the Partnership will be able to acquire businesses on economically acceptable terms if at all. In particular the financial resources available to the Partnership are likely to be limited. Factors that may adversely affect the Partnership’s propane and home heating oil segments’ operating and financial results, such as warm weather patterns, may further limit its access to capital and adversely affect its ability to make acquisitions. Any acquisition may involve risks, including:

•	an increase in its indebtedness;

•	the inability to integrate the operations of the acquired business;

•	the inability to successfully expand its operations into new territories;

•	the diversion of management’s attention from other business concerns; and

•	an excess of customer loss or loss of key employees from the acquired business.

In addition, acquisitions may be dilutive to earnings and distributions to the unitholders and any additional debt incurred to finance acquisitions may affect the Partnership’s ability to make distributions to the unitholders.

Because of the highly competitive nature of the retail propane and home heating oil segments, the Partnership may not be able to retain existing customers or acquire new customers, which would have an adverse impact on its operating results and financial condition.

If both the propane and home heating oil segments are unable to compete effectively, the Partnership may lose existing customers or fail to acquire new customers, which would have a material adverse effect on its results of operations and financial condition.

Many of the propane competitors and potential competitors are larger or have substantially greater financial resources than the Partnership does, which may provide them with some advantages. Generally, competition in the past few years has intensified, partly as a result of warmer-than-normal weather. Most of the propane segment’s retail branch locations compete with five or more marketers or distributors. The principal factors influencing competition with other retail marketers are:

•	price;

•	reliability and quality of service;

•	responsiveness to customer needs;

•	safety concerns;

•	long-standing customer relationships;

•	the inconvenience of switching tanks and suppliers; and

•	the lack of growth in the industry.

The Partnership’s home heating oil business competes with heating oil distributors offering a broad range of services and prices, from full service distributors, like the heating oil segment, to those offering delivery only. Competition with other companies in the home heating oil industry is based primarily on customer service and price with some of the heating oil segment’s competitors historically offering lower prices than this segment. Long-standing customer relationships are typical in the industry. It is customary for companies to deliver home heating oil to their customers based upon weather conditions and historical consumption patterns, without the customer making an affirmative purchase decision. Most companies provide home heating equipment repair service on a 24-hour-per-day basis. In some cases, homeowners have formed buying cooperatives to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. As a result of these factors, it may be difficult for the heating oil segment to acquire new customers.

The increase in price competition resulting from the continuing unprecedented rise in the price of heating oil has adversely impacted the heating oil segment’s ability to retain customers and attract new customers. The heating oil segment believes its attrition rate had risen not only because of the rise in oil prices but also because of operational problems. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service, and as part of that effort, centralized its heating equipment service dispatch and engaged a centralized call center to fulfill its telephone requirements. The implementation of this initiative is taking longer and incurring greater difficulties than the heating oil segment had anticipated, which adversely impacted the customer base. While the Partnership believes that the heating oil segment has made progress in correcting the early inefficiencies associated with its customer service, and that it has significantly improved its responsiveness to customer needs, the Partnership expects that attrition will continue into the 2004-2005 winter heating season and perhaps beyond.

The Partnership can make no assurances that it will be able to compete successfully on the basis of these factors. If a competitor attempts to increase market share by reducing prices, the Partnership’s operating results and financial condition could be materially and adversely affected. The home heating oil segment also competes for customers with suppliers of alternative energy products, principally natural gas. In addition, competition from alternative energy sources has been increasing as a result of reduced regulation of many utilities, including natural gas and electricity. The Partnership could face additional price competition from alternative heating sources such as electricity and natural gas as a result of deregulation in those industries. Over the past five years, conversions by the heating oil segment’s customers from heating oil to other sources have averaged approximately 1% per year of the homes it serves.

Energy efficiency and new technology may reduce the demand for our products and adversely affect our operating results.

Increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, have adversely affected the demand for the Partnership’s products by retail customers. Future conservation measures or technological advances in heating, conservation, energy generation or other devices might reduce demand and adversely affect our operating results.

The Partnership is subject to operating and litigation risks that could adversely affect its operating results to the extent not covered by insurance.

The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing customers with combustible or flammable liquids such as propane and home heating oil. As a result, the Partnership may be a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles as it believes are reasonable. However, there can be no assurance that this insurance will be adequate to protect the Partnership from all material expenses related to potential future claims for remediation costs and personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion, whether or not the Partnership is involved, may have an adverse effect on the public’s desire to use its products.

The Partnership is the subject of a number of class action lawsuits alleging violation of the federal securities laws, which if decided adversely to it could have a material adverse effect on the Partnership’s financial condition.

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut (Carter v. Star Gas Partners, L.P., et al, No 3:04-cv-01766-IBA, et. al, subsequently, 14 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court: (1) Feit v. Star Gas, et al, Civil Action No. 04-1832 (filed on 10/29/2004), (2) Lila Gold v. Star Gas, et al, Civil Action No. 04-1791 (filed on 10/22/2004), (3) Jagerman v. Star Gas, et al, Civil Action No. 04-1855 (filed on 11/3/2004), (4) McCole, et al v. Star Gas, et al, Civil Action No. 04-1859 (filed on 11/3/2004), (5) Prokop v. Star Gas, et al, Civil Action No. 04-1785 (filed on 10/22/2004), (6) Seigle v. Star Gas, et al, Civil Action No. 04-1803 (filed on 10/25/3004), (7) Strunk v. Star Gas, et al, Civil Action No. 04-1815 (filed on 10/27/2004), (8) Harriette S. & Charles L. Tabas Foundation v. Star Gas, et al, Civil Action No. 04-1857 (filed on 11/3/2004), (9) Weiss v. Star Gas, et al, Civil Action No. 04-1807 (filed on 10/26/2004), (10) White v. Star Gas, et al, Civil Action No. 04-1837 (filed on 10/9/2004), (11) Wood v. Star Gas, et al, Civil Action No. 04-1856 (filed on 11/3/2004) (12) Yopp v. Star Gas, et al, Civil Action No. 04-1865 (filed on 11/3/2004), (13) Kiser v. Star Gas, et al, Civil Action No. 04-1884 (filed on 11/9/2004), and (14) Lederman v. Star Gas, et al, Civil Action No. 04-1873 (filed on 11/5/2004) (including the Carter Complaint, collectively referred to herein as the “Class Action Complaints”).

The Class Action plaintiffs generally allege that the Partnership violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5 promulgated thereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’s heating oil division’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil division; (4) that Star Gas’s second quarter 2004 profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The Class Action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. The Partnership will defend against the Class Actions vigorously. However, the Partnership is unable to predict the outcome of these lawsuits at this time.

In the event that one or more of the above actions were decided adversely to the Partnership, it could have a material effect on the Partnership’s results of operations, financial condition or liquidity.

The Partnership’s results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

The home heating oil business is subject to a wide range of federal and state laws and regulations related to environmental and other regulated matters. The heating oil segment has implemented environmental programs and policies designed to avoid potential liability and costs under applicable environmental laws. It is possible, however, that the heating oil segment will have increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New environmental regulations might adversely impact the heating oil segment’s operations, including underground storage and transportation of home heating oil. In addition, the environmental risks inherently associated with the home heating oil operations, such as the risks of accidental release or spill, are greater than those associated with the Partnership’s propane operations. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons.

In the Partnership’s acquisition of Meenan, the Partnership assumed all of Meenan’s environmental liabilities.

In the Partnership’s acquisition of Meenan Oil Company, or “Meenan,” in August 2001, the Partnership assumed all of Meenan’s environmental liabilities, including those related to the cleanup of contaminated properties, in consideration of a reduction of the purchase price of $2.7 million. Subsequent to closing, the Partnership established an additional reserve of $2.3 million to cover potential costs associated with remediating known environmental liabilities, bringing the total reserve to $5.0 million. To date, remediation expenses against this reserve have totaled $2.8 million. While the Partnership believes this reserve will be adequate, it is possible that the extent of the contamination at issue or the expense of addressing it could exceed the Partnership’s estimates and thus the costs of remediating these known liabilities could materially exceed the amounts reserved.

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates, on the one hand, and Star Gas Propane or the Partnership and its limited partners, on the other hand. As a result of these conflicts the general partner may favor its own interests and those of its affiliates over the interests of the unitholders. The nature of these conflicts is ongoing and includes the following considerations:

•	Except for Irik P. Sevin, who is subject to a non-competition agreement, the general partner’s affiliates are not prohibited from engaging in other business or activities, including direct competition with the Partnership.

•	The general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and reserves, each of which can impact the amount of cash that is distributed to unitholders of the Partnership and available to pay the notes.

•	The general partner controls the enforcement of obligations owed to the Partnership by the general partner.

•	The general partner decides whether to retain separate counsel, accountants or others to perform services for the Partnership.

•	In some instances the general partner may borrow funds in order to permit the payment of distributions to the unitholders of the Partnership.

The risk of terrorism and political unrest in the Middle East may adversely affect the economy and the price and availability of home heating oil and propane.

Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and political unrest in the Middle East may adversely impact the price and availability of home heating oil and propane, the Partnership’s results of operations, its ability to raise capital and its future growth. The impact that the foregoing may have on the Partnership’s industry in general, and on the Partnership in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets, the sources of home heating oil and propane, and its facilities could be direct or indirect targets. Terrorist activity may also hinder the Partnership’s ability to transport propane if its means of transportation become damaged as a result of an attack. Instability in the financial markets as a result of terrorism could also affect the Partnership’s ability to raise capital. Terrorist activity could likely lead to increased volatility in prices for home heating oil and propane. Insurance carriers are routinely excluding coverage for terrorist activities from their normal policies, but are required to offer such coverage as a result of new federal legislation. The Partnership has opted to purchase this coverage with respect to its property and casualty insurance programs. This additional coverage has resulted in additional insurance premiums.

Cash Distributions are Not Guaranteed and May Fluctuate with the Partnership’s Performance and Reserve Requirements

Because Distributions on the common and subordinated units and partnership securities are dependent on the amount of cash generated, distributions may fluctuate based on the Partnership’s performance. The actual amount of cash that is available will depend upon numerous factors, including:

•	profitability of operations;

•	required principal and interest payments on debt;

•	cost of acquisitions;

•	issuance of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves;

•	prevailing economic conditions; and

•	financial, business and other factors.

Some of these factors are beyond the control of the general partner.

The partnership agreement gives the general partner discretion in establishing reserves for the proper conduct of the Partnership’s business. These reserves will also affect the amount of cash available for distribution. The general partner may establish reserves for distributions on the senior subordinated units only if those reserves will not prevent the Partnership from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters.

On October 18, 2004, the Partnership announced that it would not pay a distribution on the common units as a result of the requirements of its bank lenders. The Partnership had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004.

ITEM 2.	PROPERTIES

Propane Segment

As of September 30, 2004, the propane segment owned 98 of its 122 branch locations and 98 of its 135 satellite storage facilities and leased the balance. In addition, the propane segment owns a facility in Seymour, Indiana, in which it stores propane for itself and third parties. The propane segment leases its corporate headquarters in Stamford, Connecticut and Florence, Kentucky.

The transportation of propane requires specialized trucks which carry specialized steel tanks that maintain the propane in a liquified state. As of September 30, 2004, Star Gas Propane had a fleet of 10 tractors, 29 transport trailers, 746 bobtail, boom and rack trucks and 585 other service and pick-up trucks, the majority of which are owned.

As of September 30, 2004, the propane segment owned or leased 409 bulk storage tanks with typical capacities of 12,000 to 30,000 gallons the majority of which are owned; approximately 359,000 stationary customer storage tanks with typical capacities of 24 to 1,000 gallons; and 65,000 portable propane cylinders with typical capacities of 5 to 24 gallons. The propane segment’s obligations under its borrowings are secured by liens and mortgages on all of its real and personal property.

Heating Oil Segment

The heating oil segment provides services to its customers from 19 locations and 36 satellites, which include 33 depots and 36 satellites, 30 of which are owned and 39 of which are leased, in 32 marketing areas in the Northeast and Mid-Atlantic Regions of the United States. As of September 30, 2004, the heating oil segment had a fleet of 1,117 truck and transport vehicles the majority of which are owned and 1,334 services vans the majority of which are leased. The heating oil segment leases its corporate headquarters in Stamford, Connecticut. The heating oil segment’s obligations under its borrowings are secured by liens and mortgages on substantially all of its real and personal property.

ITEM 3.	LEGAL PROCEEDINGS – LITIGATION

Litigation

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut (Carter v. Star Gas Partners, L.P., et al, No 3:04-cv-01766-IBA, et. al. Subsequently, 14 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court: (1) Feit v. Star Gas, et al, Civil Action No. 04-1832 (filed on 10/29/2004), (2) Lila Gold v. Star Gas, et al, Civil Action No. 04-1791 (filed on 10/22/2004), (3) Jagerman v. Star Gas, et al, Civil Action No. 04-1855 (filed on 11/3/2004), (4) McCole, et al v. Star Gas, et al, Civil Action No. 04-1859 (filed on 11/3/2004), (5) Prokop v. Star Gas, et al, Civil Action No. 04-1785 (filed on 10/22/2004), (6) Seigle v. Star Gas, et al, Civil Action No. 04-1803 (filed on 10/25/3004), (7) Strunk v. Star Gas, et al, Civil Action No. 04-1815 (filed on 10/27/2004), (8) Harriette S. & Charles L. Tabas Foundation v. Star Gas, et al, Civil Action No. 04-1857 (filed on 11/3/2004), (9) Weiss v. Star Gas, et al, Civil Action No. 04-1807 (filed on 10/26/2004), (10) White v. Star Gas, et al, Civil Action No. 04-1837 (filed on 10/9/2004), (11) Wood v. Star Gas, et al, Civil Action No. 04-1856 (filed on 11/3/2004) (12) Yopp v. Star Gas, et al, Civil Action No. 04-1865 (filed on 11/3/2004), (13) Kiser v. Star Gas, et al, Civil Action No. 04-1884 (filed on 11/9/2004), and (14) Lederman v. Star Gas, et al, Civil Action No. 04-1873 (filed on 11/5/2004) (including the Carter Complaint, collectively referred to herein as the “Class Action Complaints”).

The Class Action plaintiffs generally allege that the Partnership violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5 promulgated thereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’s heating oil division’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil division; (4) that Star Gas’s second quarter 2004 profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The Class Action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. The Partnership will defend against the Class Actions vigorously. However, the Partnership is unable to predict the outcome of these lawsuits at this time.

In the event that one or more of the Class Actions were decided adversely to the Partnership, it could have a material effect on the Partnership’s results of operations, financial position or liquidity.

On or about November 15, 2004, certain plaintiffs in their capacity as unitholders of the Partnership commenced a derivative lawsuit in United States District Court in Connecticut (Arnold V. Sevin et al., No. 3-04-cv-01884-AWT) (the “Federal Derivative Complaint”). The litigation asserts derivative claims on behalf of the Partnership against officers and directors of the Partnership. The Partnership is named as a nominal defendant. The unitholder plaintiffs allege injuries and damages purportedly resulting from violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and insider trading that allegedly occurred between July 25, 2000 and November 15, 2004. The Federal Derivative Complaint specifically alleges that the individual officer and director defendants in connection with their management of the Partnership purportedly made various false or misleading statements that artificially inflated the value of the Partnership’s units and allegedly profited thereby by selling the Partnership’s units at inflated prices. The Federal Derivative Complaint seeks unspecified compensatory damages from the individual defendants, equitable and/or injunctive relief and restitution from the defendants to the Company, together with reasonable costs and expenses incurred in the action, including counsel fees and accountant and expert fees.

On or about November 24, 2004, another shareholder derivative action was filed in Connecticut State Court by Marie J. Beers (“Beers”), derivatively on behalf of Star Gas Partners, L.P., against Star Gas, LLC, Ami Trauber and Irik P. Sevin, entitled Beers v. Star Gas, LLC, et al. (the “State Court Derivative Action”). The Partnership is named as a nominal defendant. The State Court Derivative Action alleges breaches of fiduciary duty, gross negligence, waste of corporate assets and for disgorgement of the proceeds of insider trading. The allegations in the State Court Derivative Action closely parallel those in the Class Action Complaints. The complaint in the State Court Derivative Action seeks a determination that the action is a proper derivative action and certifying Beers as an appropriate representative of the Company for purposes of the action, along with a declaration that each of the defendants breached its fiduciary duty to the Company. In addition, the complaint in the State Court Derivative Action seeks unspecified compensatory damages from the defendants, jointly and severally.

The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as propane and home heating oil.

As a result, at any given time the Partnership is a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles as the general partner believes are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use the Partnership’s products. In the opinion of management, except as described above the Partnership is not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

The Partnership’s senior subordinated units began trading on the NYSE on March 29, 1999 under the symbol “SGH.” The senior subordinated Units became eligible to receive distributions in February 2000, and the first distribution was made in August 2000. The following tables set forth the high and low closing price ranges for the common and senior subordinated units and the cash distribution declared on each unit for the fiscal 2003 and 2004 quarters indicated.

	SGU - Common Unit Price Range				Distributions Declared Per Unit
	High		Low
Quarter Ended	Fiscal Year 2003	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2004
December 31,	$18.81	$24.93	$16.65	$21.79	$0.575	$0.575
March 31,	$20.75	$25.59	$18.75	$22.85	$0.575	$0.575
June 30,	$22.79	$25.53	$19.00	$20.00	$0.575	$0.575
September 30,	$22.97	$24.25	$20.91	$20.54	$0.575	$0.575

	SGH - Senior Subordinated Unit Price Range				Distributions Declared Per Unit
	High		Low
Quarter Ended	Fiscal Year 2003	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2004
December 31,	$13.94	$21.60	$9.90	$20.01	$0.250	$0.575
March 31,	$15.35	$23.80	$12.35	$20.45	$0.250	$0.575
June 30,	$19.50	$23.90	$13.67	$18.75	$0.575	$0.575
September 30,	$20.90	$22.65	$18.55	$12.62	$0.575	$—

As of September 30, 2004, there were approximately 939 holders of record of common units, and approximately 124 holders of record of senior subordinated units.

On October 18, 2004, the Partnership announced that it would not pay a distribution on the common units as a result of the requirements of its lenders. The Partnership had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004 and it is unlikely that regular distributions on the senior subordinated units will be resumed in the foreseeable future. For more information on the relative rights and preferences of the senior subordinated units, see the Partnership’s partnership agreement, which is incorporated by reference in this Annual Report as described in Item 15. On December 1, 2004, the closing price of SGU-common unit was $5.91 per unit and the closing price of SGH-senior subordinated unit was $4.30 per unit.

There is no established public trading market for the Partnership’s 345,364 Junior Subordinated Units and 325,729 general partner units.

In general, the Partnership had distributed to its partners, on a quarterly basis, all of its Available Cash in the manner described below. Available Cash is defined for any of the Partnership’s fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters.

The general partner may not establish cash reserves for distributions to the senior subordinated units unless the general partner has determined that the establishment of reserves will not prevent it from distributing the minimum quarterly distribution on any common unit arrearages and for the next four quarters. The full definition of Available Cash is set forth in the Agreement of Limited Partnership of the Partnership. Information concerning restrictions on distributions required in this section is incorporated herein by reference to footnote 5 to the Partnership’s Consolidated Financial Statements, which begin on page F-1 of this Form 10-K.

The revolving credit facility and, as applicable, the bridge facility or the senior secured notes, will impose certain restrictions on the Partnership’s ability to pay distributions to unitholders. The Partnership believes that the sale of the propane segment would, by de-leveraging the Partnership’s balance sheet, likely advance the time when it would be possible for the Partnership to resume regular distributions on the common units. The Partnership believes that whether or not the propane segment is sold, it is unlikely that the Partnership will resume distributions on the senior subordinated units, junior subordinated units and general partner units for the foreseeable future.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The following table sets forth selected historical and other data of the Partnership and should be read in conjunction with the more detailed financial statements included elsewhere in this report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. On November 17, 2004, the Partnership signed an agreement to sell its propane distribution and services segment to Inergy for $475 million in cash, without assumption of the propane segment’s indebtedness. The purchase price is subject to certain post-closing adjustments, including a working capital adjustment. The transaction is expected to close on December 17, 2004.

Upon completion of the sale of the propane segment, the Partnership will restate prior years’ results to include the results of the propane segment and the gain on the disposition as a component of discontinued operations. The Partnership anticipates recognizing a gain in excess of approximately $150 million from the sale of the propane segment.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA (Continued)

The Selected Financial Data is derived from the financial information of the Partnership and should be read in conjunction therewith.

	Fiscal Year Ended September 30,
(in thousands, except per unit data)	2000(c)	2001(c)	2002(c)	2003	2004

Statement of Operations Data:
Sales	$721,061	$994,299	$985,895	$1,382,268	$1,453,937
Costs and expenses:
Cost of sales	479,563	687,967	629,360	938,558	996,053
Delivery and branch expenses	156,862	200,059	235,708	293,523	325,686
General and administrative expenses	18,470	26,366	26,271	50,331	30,029
Depreciation and amortization expenses	34,292	42,462	57,227	52,493	57,343

Operating income	31,874	37,445	37,329	47,363	44,826
Interest expense, net	26,478	32,579	37,070	40,567	45,903
Amortization of debt issuance costs	534	737	1,447	2,232	3,646
Loss on redemption of debt	—	—	—	181	—

Income (loss) from continuing operations before income taxes	4,862	4,129	(1,188)	4,383	(4,723)
Income tax expense (benefit)	490	1,497	(1,456)	1,500	1,525

Income (loss) from continuing operations	4,372	2,632	268	2,883	(6,248)
Income (loss) from discontinued operations before cumulative effects of changes in accounting principles	(3,019)	(9,347)	(11,437)	1,230	923
Loss on sale of TG&E segment, net of income taxes	—	—	—	—	(538)
Cumulative effects of changes in accounting principles for discontinued operations:
Adoption of SFAS No. 133	—	(398)	—	—	—
Adoption of SFAS No. 142	—	—	—	(3,901)	—

Income (loss) before cumulative effects of changes in accounting principle for continuing operations	1,353	(7,113)	(11,169)	212	(5,863)
Cumulative effects of changes in accounting principle for adoption of SFAS No. 133	—	1,864	—	—	—

Net income (loss)	$1,353	$(5,249)	$(11,169)	$212	$(5,863)

Weighted average number of limited partner units:
Basic	18,288	22,439	28,790	32,659	35,205
Diluted	18,288	22,552	28,821	32,767	35,205

Per Unit Data:
Basic and diluted income (loss) from continuing operations per unit (a)	$0.24	$0.12	$0.01	$0.09	$(0.18)
Basic and diluted net income (loss) per unit (a)	$0.07	$(0.23)	$(0.38)	$0.01	$(0.16)
Cash distribution declared per common unit	$2.30	$2.30	$2.30	$2.30	$2.30
Cash distribution declared per senior sub. unit	$0.25	$1.98	$1.65	$1.65	$1.73

Balance Sheet Data (end of period):
Current assets	$126,990	$185,262	$222,201	$211,109	$234,171
Total assets	$618,976	$898,819	$943,766	$975,610	$960,976
Long-term debt	$308,551	$456,523	$396,733	$499,341	$503,668
Partners’ Capital	$139,178	$198,264	$232,264	$189,776	$169,771

Summary Cash Flow Data:
Net Cash provided by operating activities	$30,606	$63,696	$64,033	$50,595	$65,840
Net Cash used in investing activities	$(65,893)	$(255,816)	$(61,462)	$(101,089)	$(12,149)
Net Cash provided by (used in) financing activities	$43,950	$199,521	$44,781	$(3,539)	$(49,167)

Other Data:
Earnings (loss) from continuing operations before interest, taxes, depreciation and amortization (EBITDA) (b)	$66,166	$81,771	$94,556	$99,675	$102,169
Propane segment’s retail gallons sold	107,557	137,031	141,974	175,054	203,088
Heating oil segment’s retail gallons sold	345,684	427,168	457,749	567,024	551,612

(a)	Income (loss) from continuing operations per unit is computed by dividing the limited partners’ interest in income (loss) from continuing operations by the weighted average number of limited partner units outstanding. Net income (loss) per unit is computed by dividing the limited partners’ interest in net income (loss) by the weighted average number of limited partner units outstanding.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA (Continued)

(b)	EBITDA from continuing operations should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. The revolving credit facility and, as applicable, the bridge facility or the senior secured notes, will impose certain restrictions on the Partnership’s ability to pay distributions to unitholders. The Partnership believes that the sale of the propane segment would, by de-leveraging the Partnership’s balance sheet, likely advance the time when it would be possible for the Partnership to resume regular distributions on the common units. The Partnership believes that whether or not the propane segment is sold, it is unlikely that the Partnership will resume distributions on the senior subordinated units, junior subordinated units and general partner units for the foreseeable future.

The definition of “EBITDA” set forth above may be different from that used by other companies. EBITDA from continuing operations is calculated for the fiscal years ended September 30 as follows:

	2000	2001	2002	2003	2004
Income (loss) from continuing operations	$4,372	$2,632	$268	$2,883	$(6,248)
Cumulative effects of changes in accounting principle for adoption of SFAS No. 133 for continuing operations	—	1,864	—	—	—

Plus:
Income tax expense (benefit)	490	1,497	(1,456)	1,500	1,525
Amortization of debt issuance cost	534	737	1,447	2,232	3,646
Interest expense, net	26,478	32,579	37,070	40,567	45,903
Depreciation and amortization	34,292	42,462	57,227	52,493	57,343

EBITDA from continuing operations	$66,166	$81,771	$94,556	$99,675	$102,169

(c)	The Partnership’s results for fiscal years ended September 30, 2000, 2001 and 2002 do not reflect the impact of the provisions of SFAS No. 142.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Report includes “forward-looking statements” which represent the Partnership’s expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership’s financial performance, the price and supply of home heating oil and propane, the Partnership’s ability to obtain satisfactory gross profit margins, the ability of the Partnership to obtain new accounts and retain existing accounts, the realization of savings from the business process redesign project at the heating oil segment, the ability of the Partnership to correct operational problems with such project and the closings of a new revolving credit facility and bridge facility in connection with the refinancing transactions and the sale of the propane segment. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations (“Cautionary Statements”) are disclosed in this Report, including without limitation and in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Recent Events

On October 18, 2004, the Partnership announced that it had advised the heating oil segment’s bank lenders that this segment would not be able to make the required representations included in the borrowing certificate under its working capital line. In addition, the Partnership notified such lenders that, for the quarter ending December 31, 2004 and for the foreseeable future thereafter, the heating oil segment will be unlikely to satisfy the drawing condition that requires that the consolidated funded debt of the Partnership not exceed 5.00 times its consolidated operating cash flow. Further, the Partnership advised the lenders that the heating oil segment may not be able to maintain a zero balance under the working capital facility (except for letter of credit obligations) for 45 consecutive days from April 1, 2005 to September 30, 2005, as required by the heating oil segment’s covenants. The Partnership indicated that the source of the problem is a combination of (a) the inability to pass on the full impact of record heating oil prices to customers and (b) the effects of unusually high customer attrition principally related to the heating oil segment’s operational restructuring undertaken in the past 18 months. The Partnership also announced that it anticipated that because of the requirements of the Partnership’s current and potential bank lenders, it will not be permitted to make any distributions on its common units.

In addition, the Partnership announced that the heating oil segment’s bank lenders had agreed to permit the heating oil segment to request new working capital advances daily while the Partnership was in discussions with such lenders about modifying the terms and conditions of the heating oil segment’s credit agreement. In connection with that understanding, the bank lenders requested that the Partnership allow an independent financial advisor to review the heating oil segment’s operations and performance on their behalf.

On November 5, 2004, the Partnership announced that the heating oil segment had entered into a letter amendment and waiver under its credit agreement. As a result of the amendment, the heating oil segment was able to continue to borrow funds under the credit agreement to support its working capital requirements for the near term. The amendment provides for the waiver, through December 17, 2004, of various terms under the credit agreement. The amendment also amends for the waiver period the financial covenant regarding the Partnership’s consolidated funded debt to cash flow ratio and the financial covenant regarding the heating oil segment’s cash flow to interest expense ratio.

The Partnership also announced that its propane segment had entered into a commitment letter with JPMorgan Securities Inc. and JPMorgan Chase Bank. Under the commitment letter, as amended, JP Morgan Chase Bank committed, subject to certain conditions to provide a $350 million ($260 million if the propane segment is sold, as discussed below) asset-based senior secured revolving credit facility referred to herein as the revolving credit facility and a $300 million senior secured bridge facility referred to herein as the bridge facility to refinance (the “refinancing transactions”) all of the heating oil segment and the propane segment’s working capital facilities (if the propane segment is not sold) and senior secured notes.

On November 18, 2004, the Partnership announced that it had signed an agreement to sell its propane segment, held largely through Star Gas Propane to Inergy, the operating subsidiary of Inergy, L.P., for $475 million, subject to certain adjustments. In addition, the Partnership gave notice to holders of the heating oil segment’s secured notes of its optional election to prepay such secured notes, representing an aggregate payment, including principal, interest and estimated premium, of approximately $182 million. The Partnership subsequently gave notice of its optional election to prepay its propane segment’s secured notes involving an aggregate payment including principal, interest and estimated premium, of approximately $114 million. The aggregate amount payable with regard to both sets of secured notes is approximately $296 million. As discussed elsewhere herein, these payments are expected to be made from either the proceeds of the sale of the propane segment or the JP Morgan Chase bridge facility. For additional information concerning the sale of the propane segment, see Item 1 – Business—“Sale of the Propane Segment; Prepayment of Subsidiaries’ Secured Notes.”

If the sale of the propane business to Inergy is not consummated for any reason by December 17, 2004, the Partnership’s commitment from JP Morgan Chase will remain unaffected. On that date, the Partnership would expect to draw down JP Morgan Chase’s bridge facility if the propane segment sale has not been consummated. The proceeds from the bridge facility would be used to repay the Partnership’s subsidiaries’ secured notes which will become due on that date because of the Partnership’s notice of prepayment. The Partnership also would expect to close on that date the asset based revolving credit agreement underwritten by JP Morgan Chase to replace the existing revolving credit agreements of the Partnership’s subsidiaries. Therefore, the Partnership will be able to restructure its indebtedness as disclosed in the Partnership’s previous press release dated November 5, 2004, provided that it is able to satisfy the conditions in the JP Morgan Chase commitment. The JP Morgan Chase commitment for the bridge facility and the revolving credit facility is subject to a number of conditions and there can be no assurance that the Partnership will meet those conditions. See “Liquidity and Capital Resources - Financing and Sources of Liquidity Following Refinancing Transactions.”

If the propane segment is sold (either before or after December 17, 2004), the revolving credit facility will be reduced to $260 million and the liens on all of the assets of the propane segment would be released. If the sale of the propane segment does not close until after the Partnership has drawn down on the bridge facility, the Partnership will use a portion of the sales proceeds to repay the bridge loan. The remaining proceeds will be applied in accordance with the terms of the indenture relating to the Partnership’s MLP Notes, which is discussed below under “Liquidity and Capital Resources- Financing and Sources of Liquidity Following Refinancing Transactions.” If the agreement for the sale of the propane segment is terminated, the Partnership will seek to repay the bridge facility through the issuance of senior secured notes issued by the heating oil segment and the propane segment in a public or private offering.

Results of Operations

Overview

In analyzing the Partnership’s financial results, the following matters should be considered.

The Partnership’s fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of the Partnership’s business results in the sale of approximately 30% of its volume in the first quarter (October through December) and 45% of its volume in the second quarter (January through March) of each year, the peak heating season, because propane and heating oil are primarily used for space heating in residential and commercial buildings. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September. The Partnership typically has negative working capital at the end of each fiscal year due to seasonality. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is not only affected by weather patterns but also by changes in customer mix. For example, sales to residential customers ordinarily generate higher margins than sales to other customer groups, such as commercial or agricultural customers. In addition, gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

As discussed below under the heading “ Cost of Product,” when heating oil wholesale costs increased, the heating oil segment’s retail sales prices did not increase as rapidly as the increase in heating oil prices, which resulted in lower per gallon margins. In general, the timing of cost pass-throughs can significantly affect margins.

As of September 30, 2004, the wholesale cost of home heating oil, as measured by the closing price of the New York Mercantile Exchange had increased by 38% to $1.39 from $1.01 on June 30, 2004. This represents a 78% increase over the heating oil price per gallon of $0.78 on September 30, 2003. Per gallon heating oil prices subsequently increased to a high of $1.59 per gallon on October 22, 2004, before retreating to $1.23 per gallon as of December 10, 2004. The unprecedented rise in the wholesale price of heating oil has adversely impacted the heating oil segment’s margins and added to the heating oil segment’s difficulties in both attracting new and retaining existing customers. The heating oil segment believes its rate of customer loss has risen not only because of the greater than normal price competition resulting from the rise in oil prices but also because of operational problems in the heating oil segment and management’s decision to upgrade the credit quality of its customer base. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service and, as part of that effort, centralized the heating equipment service and oil dispatch functions and engaged a centralized call center to fulfill its telephone requirements. The implementation of this initiative is taking longer and incurring greater difficulties than the heating oil segment had anticipated, which adversely impacted the customer base. As a result of the above, for fiscal 2004, the heating oil segment experienced annual customer attrition of approximately 6.6% excluding the impact of acquisitions. For fiscal 2003, before the increase in the price of home heating oil and the full implementation of the business process improvement program, the rate of customer loss was approximately 1.3%.

While the Partnership believes that the heating oil segment has made progress in correcting the early inefficiencies associated with its customer service, and that it has improved its responsiveness to customer needs, the Partnership expects that attrition will continue into the 2004-2005 winter heating season and perhaps beyond. The Partnership notes that even to the extent that attrition can be halted, the current reduced customer base will adversely impact net income for fiscal 2005 and perhaps beyond.

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Report. The Partnership completed the sale of its TG&E subsidiaries in March 2004. The following discussion reflects the historical results for the TG&E segment as discontinued operations. Also, on November 18, 2004, the Partnership signed an agreement for the sale of its propane segment. Upon final consummation of this transaction, the propane segment will be reflected as a discontinued operation and the historical statements will be reclassified to reflect this presentation.

Fiscal Year Ended September 30, 2004 (Fiscal 2004)

Compared to Fiscal Year Ended September 30, 2003 (Fiscal 2003)

Statements of Operations by Segment

	Years Ended September 30,
(in thousands)	2003				2004
Statements of Operations	Heating Oil	Propane	Partners & Others	Consol.	Heating Oil	Propane	Partners & Others	Consol.
Sales:
Product	$934,967	$255,946	$—	$1,190,913	$921,443	$317,139	$—	$1,238,582
Installations, service and appliances	168,001	23,354	—	191,355	183,648	31,707	—	215,355

Total sales	1,102,968	279,300	—	1,382,268	1,105,091	348,846	—	1,453,937
Cost and expenses:
Cost of product	598,397	139,008	—	737,405	594,153	185,725	—	779,878
Cost of installations, service and appliances	195,146	6,007	—	201,153	204,902	11,273	—	216,175
Delivery and branch expenses	217,244	76,279	—	293,523	232,985	92,701	—	325,686
Depreciation & amortization expenses	35,535	16,958	—	52,493	37,313	20,030	—	57,343
General and administrative expenses	22,356	10,568	17,407	50,331	16,535	10,092	3,402	30,029

Operating income (loss)	34,290	30,480	(17,407)	47,363	19,203	29,025	(3,402)	44,826
Net interest expense	22,760	11,037	6,770	40,567	28,038	10,321	7,544	45,903
Amortization of debt issuance costs	1,655	194	383	2,232	2,750	166	730	3,646
(Gain) loss on redemption of debt	(212)	393	—	181	—	—	—	—

Income (loss) from continuing operations before income taxes	10,087	18,856	(24,560)	4,383	(11,585)	18,538	(11,676)	(4,723)
Income tax expense	1,200	300	—	1,500	1,240	285	—	1,525

Income (loss) from continuing operations	8,887	18,556	(24,560)	2,883	(12,825)	18,253	(11,676)	(6,248)
Income from discontinued operations before cumulative effect of change in accounting principle	—	—	1,230	1,230	—	—	923	923
Loss on sale of TG&E segment, net of taxes	—	—	—	—	—	—	(538)	(538)
Cumulative effect of change in accounting principal - adoption of SFAS 142	—	—	(3,901)	(3,901)	—	—	—	—

Net income (loss)	$8,887	$18,556	$(27,231)	$212	$(12,825)	$18,253	$(11,291)	$(5,863)

Volume

For fiscal 2004, retail volume of home heating oil and propane increased 12.6 million gallons, or 1.7%, to 754.7 million gallons, as compared to 742.1 million gallons for fiscal 2003. An analysis by segment is found below:

(in millions of gallons)	Heating Oil Segment	Propane Segment	Total
Volume – Fiscal 2003	567.0	175.1	742.1
Impact of warmer temperatures	(43.9)	(10.4)	(54.3)
Impact of acquisitions	36.1	44.3	80.4
Net customer attrition	(18.2)	(6.5)	(24.7)
Other	10.6	0.6	11.2

Change	(15.4)	28.0	12.6

Volume – Fiscal 2004	551.6	203.1	754.7

Retail volume sold in the heating oil segment declined by 15.4 million gallons, or 2.7%, to 551.6 million gallons for fiscal 2004, as compared to 567.0 million gallons for fiscal 2003. We believe that this 15.4 million gallon decline at the heating oil segment was due to the impact of warmer temperatures and net customer attrition partially offset by acquisitions and other volume changes. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions do not impact the calculation of net attrition. Temperatures in the heating oil segment’s geographic areas of operations were 7.7% warmer in fiscal 2004 than in fiscal 2003 and approximately 0.2% warmer than normal as reported by the National Oceanic Atmospheric Administration (“NOAA”).

At September 30, 2004, after adjusting for acquisitions, the heating oil segment estimates that it had approximately 6.6% fewer home heating oil customers than as of September 30, 2003. For the quarter ended September 30, 2004, the heating oil segment (excluding acquisitions) lost approximately 11,000 customers (net) as compared to the quarter ended September 30, 2003, in which the heating oil segment lost approximately 1,000 customers (net). We believe that net customer attrition is the result of various factors including but not limited to price, service and credit. The continued rise in the price of heating oil, especially during the fourth quarter of fiscal 2004, added to the heating oil segment’s difficulties in reducing customer attrition. The Partnership believes that the unprecedented rise in heating oil prices has increased the competitive pressures facing its heating oil segment. As wholesale prices have risen, many of the Partnership’s competitors have not raised their retail prices to fully offset the wholesale price rise. In an effort to minimize the loss of customers to price competition, the Partnership has also not increased its prices to fully offset for the rise in wholesale prices, resulting in reduced margins. Nevertheless, many of the Partnership’s competitors appear to have succeeded in inducing the Partnership’s customers to leave through various price-related strategies. The Partnership believes that going forward it may need to be even more sensitive to price competition, resulting in the possibility of further reductions in margins.

In addition, prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service and, as part of that effort, centralized its heating equipment service dispatch and engaged a centralized call center to respond to telephone inquiries. The implementation of that initiative has taken longer than the heating oil segment anticipated, impacting customer service. The Partnership believes that the heating oil segment’s rate of customer loss in fiscal 2004 was due to a combination of higher energy prices, operational and customer service problems together with the implementation of stricter customer credit requirements towards the end of fiscal 2004.

For fiscal 2004, retail volume sold at the propane segment increased 28.0 million gallons, or 16.0%, to 203.1 millions gallons, as compared to 175.1 million gallons for fiscal 2003. This increase in volume reflects the additional 44.3 million gallons provided by acquisitions, partially offset by the impact of warmer temperatures and customer attrition. Temperatures in the propane segment’s geographic areas of operations were 9.0% warmer in fiscal 2004 than in fiscal 2003 and 4.4% warmer than normal as reported by NOAA. At September 30, 2004, after adjusting for acquisitions, the propane oil segment estimates that it had approximately 2.7% fewer customers than at September 30, 2003. The propane segment believes that the increase in the price of propane was the primary reason for the net attrition in fiscal 2004. The Partnership believes that greater than normal price competition resulting from many of the propane segment’s competitors, including farmers cooperatives in the Midwest, appear to have succeeded in inducing the propane segment’s customers to leave through various price- related strategies.

Product Sales

For fiscal 2004, product sales increased $47.7 million, or 4.0%, to $1,238.6 million, as compared to $1,190.9 million for fiscal 2003. At the heating oil segment, product sales declined by $13.5 million, or 1.4%, to $921.4 million in fiscal 2004, as compared to $935.0 million in fiscal 2003. While warmer temperatures and customer losses at the heating oil segment led to a reduction in product sales, the decline was partially offset by an increase in product sales attributable to acquisitions and higher selling prices. At the propane segment, product sales increased by $61.2 million, or 23.9%, to $317.1 million, as compared to $255.9 million in fiscal 2003 largely due to higher retail volume sold. This increase at the propane segment was primarily due to the additional sales from acquisitions and higher selling prices, which offset the impact of warmer weather and customer attrition. As experienced in the heating oil segment, selling prices at the propane segment were higher in fiscal 2004 than in fiscal 2003 in response to higher wholesale propane supply costs.

Sales, Installation, Service and Appliances

For fiscal 2004, installation, service and appliance sales increased $24.0 million, or 12.5%, to $215.4 million as compared to $191.4 million for fiscal 2003. At the heating oil segment, installation, service and appliance sales increased $15.6 million, or 9.3%, to $183.6 million for fiscal 2004, as compared to $168.0 million for fiscal 2003 due to acquisitions and measures taken in the last several years to increase service revenues. In the propane segment, installation, service and appliance sales increased $8.4 million, or 35.8%, to $31.7 million in fiscal 2004, as compared to $23.4 million in fiscal 2003 largely due to acquisitions. This large increase in the propane segment was greater than in prior years due to the acquisition of Home Energy in the fourth quarter of fiscal 2003, which accounted for $6.9 million of the increase in installation, service and appliance sales.

Cost of Product

For fiscal 2004, cost of product increased $42.5 million, or 5.8%, to $779.9 million, as compared to $737.4 million for fiscal 2003. In the heating oil segment, cost of product declined by $4.2 million, or 0.7%, to $594.2 million in fiscal 2004, as compared to $598.4 million in fiscal 2003, as the impact of net customer attrition and warmer temperatures exceeded wholesale cost increases and the additional product requirement for acquisitions. In the propane segment, cost of product increased $46.7 million, or 33.6%, to $185.7 million in fiscal 2004 as compared to $139.0 million in fiscal 2003. This increase was due to acquisitions and an increase in wholesale supply costs, which more than offset a reduction in cost of product due to warmer temperatures and net customer attrition.

While selling prices and wholesale prices increased on a per gallon basis at both segments, the increase in selling prices exceeded the increase in supply costs during the first nine months of fiscal 2004. At September 30, 2004, heating oil supply costs were approximately 38% higher than at June 30, 2004 and propane supply costs were approximately 25% higher for the same period. During the three months ended September 30, 2004, the segments were not able to fully pass these increases on to their respective customers. As a result, per gallon margins for the three months ended September 30, 2004 declined by 2.3 cents per gallon at the heating oil segment and 2.9 cents per gallon at the propane segment, as compared to the three months ended September 30, 2003, which partially offset per gallon margin increases that the segments’ experienced earlier in the year. The per gallon margins realized in both segments for the three months ended September 30, 2004 were significantly less than expectations. For fiscal 2004, per gallon margin increases were realized in the base business compared to fiscal 2003 (excluding the impact of acquisitions) of 0.8 cents per gallon at the heating oil segment and 2.7 cents per gallon at the propane segment. Overall per gallon margins at the propane segment declined in fiscal 2004 as compared to fiscal 2003 due to the mix of volume attributable to acquisitions.

The Partnership continues to experience high wholesale supply costs and believes that it will not be able to pass all these increases on to its customers through retail sales prices. If wholesale supply costs remain volatile and at historically high levels, per gallon profit margins and results are likely to be adversely impacted. See “Recent Performance” below.

Cost of Installations, Service and Appliances

For fiscal 2004, costs of installations, service and appliances increased $15.0 million, or 7.4%, to $216.2 million, as compared to $201.2 million for fiscal 2003 representing a reduction in the loss historically associated with installations, service and appliances. At the heating oil segment, cost of installations, service and appliances increased $9.8 million, or 5.0%, to $204.9 million in fiscal 2004, as compared to $195.1 million in fiscal 2003. This change was primarily due to acquisitions and wage and other cost increases.

In the propane segment, cost of installations, service and appliances increased $5.3 million, or 87.7%, to $11.3 million in fiscal 2004, as compared to $6.0 million in fiscal 2003 due to the previously noted acquisition of Home Energy in the fourth fiscal quarter of 2003 whose full year impact is first reflected in fiscal 2004.

Delivery and Branch Expenses

For fiscal 2004, delivery and branch expenses increased $32.2 million, or 11.0%, to $325.7 million in fiscal 2004, as compared to $293.5 million in fiscal 2003. At the heating oil segment, delivery and branch expenses increased $15.7 million, or 7.2%, to $233.0 million in fiscal 2004, as compared to $217.2 million in fiscal 2003. This increase in the heating oil segment of $15.7 million was due to a higher level of fixed and variable operating costs attributable to acquisitions, (primarily those completed in eastern Pennsylvania) of $10.1 million and approximately $6.3 million due to operating and wage increases. These increases in delivery and branch expenses were partially reduced by cost reductions relating to lower volume delivered due to warmer temperatures and net customer attrition experienced in fiscal 2004. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service, and as part of that effort centralized its heating equipment service dispatch and engaged a centralized call center to respond to telephone inquiries. Start-up challenges associated with this initiative impacted the customer base and unanticipated training and support was required. The expected savings from this initiative were less than expected.

At the propane segment, delivery and branch expenses increased $16.4 million, or 21.5%, to $92.7 million as compared to $76.3 million for fiscal 2003. This increase of $16.4 million was due to additional operating costs associated with acquisitions at the propane segment of $14.9 million (of which $11.5 million is attributable to the Home Energy acquisition), and approximately $2.2 million due to operating and wage increases. As in the heating oil segment, the delivery and branch expense increases at the propane segment was partially offset by cost reductions relating to lower volume attributable to warmer weather and net customer losses.

Depreciation and Amortization

For fiscal 2004, depreciation and amortization expenses increased $4.9 million, or 9.2%, to $57.3 million, as compared to $52.5 million for fiscal 2003. This increase was primarily due to a larger depreciable base of assets, as a result of the impact of recent acquisitions at both the heating oil and propane segments and to increased depreciation resulting from the technology investment made by the heating oil segment in centralizing its customer service and dispatcher functions. Increases of $1.8 million and $3.1 million were experienced at the heating oil and propane segments, respectively.

General and Administrative Expenses

For fiscal 2004, general and administrative expenses declined $20.3 million, or 40.3%, to $30.0 million, as compared to $50.3 million for fiscal 2003. At the Partnership level, general and administrative expenses declined by $14.0 million from $17.4 million in fiscal 2003 to $3.4 million in fiscal 2004, due to a $10.4 million reduction in the expense for compensation earned for unit appreciation rights on the Partnership’s senior subordinated units, a $2.5 million reduction in restricted stock awards and a reduction of $1.4 million in bonus compensation expense. For fiscal 2004, Partnership level expenses totaled $3.4 million which included $2.5 million in salary expense and bonus, $4.9 million in legal and administrative costs, partially offset by a credit of $4.0 million for unit appreciation rights. For fiscal 2003, Partnership expenses totaled $17.4 million which included $3.4 million in salary and bonus expense, $9.0 million in unit appreciation rights and restricted stock awards expense and $5.0 million in legal and administrative costs. At the heating oil segment, general and administrative expenses declined by $5.8 million, or 26.0%, to $16.5 million in fiscal 2004 from $22.4 million in fiscal 2003. This decline was due to a reduction in certain expenses relating to the heating oil segment’s centralized customer service and dispatch project of $7.0 million. The reduction in general and administrative expenses at the heating oil segment was partially offset by $1.2 million in additional expenses due to severances paid and a higher level of legal and professional expenses. At the propane segment, general and administrative expenses declined $0.5 million, or 4.5%, to $10.1 million for fiscal 2004, as compared to $10.6 million for fiscal 2003.

Operating Income (Loss)

For fiscal 2004, operating income decreased $2.5 million, or 5.4%, to $44.8 million, as compared to $47.4 million for fiscal 2003. At the Partnership level, the operating loss decreased by $14.0 million from a $17.4 million loss in fiscal 2003 to a $3.4 million loss in fiscal 2004 due to a $10.4 million reduction in the accrual for compensation earned for unit appreciation rights on Partnership’s senior subordinated units, lower restricted stock awards of $2.5 million and lower bonus compensation expense of $1.4 million. At the heating oil segment, operating income declined by $15.1 million, or 44.0%, to $19.2 million, as compared to $34.3 million for fiscal 2003. This decline was due to warmer temperatures of 7.7% in the heating oil segment’s geographic areas of operations in fiscal 2004 than in fiscal 2003, net customer attrition, operating and wage increases and higher depreciation and amortization expense, which were reduced in part by the operating income attributable to acquisitions, an increase in per gallon gross profit margins of the base business, lower expenses associated with the heating oil segment’s centralized customer service and dispatch project and increased service revenues. At the propane segment, operating income declined $1.5 million, or 4.8%, to $29.0 million, as compared to $30.5 million for fiscal 2003. This decline was due to warmer temperatures of 9.0% in the propane segment’s geographic areas of operations in fiscal 2004 compared to fiscal 2003, net customer attrition, operating and wage increases and higher depreciation and amortization, reduced in part by operating income from acquisitions and higher per gallon margins.

Interest Expense

For fiscal 2004, interest expense increased $4.9 million, or 11.1%, to $49.4 million, as compared to $44.4 million for fiscal 2003. This increase was due to higher principal amount of long-term debt outstanding and an increase in the Partnership’s weighted average interest rate during fiscal 2004, as compared to fiscal 2003.

Amortization of Debt Issuance Costs

For fiscal 2004, amortization of debt issuance costs increased $1.4 million, or 63.4%, to $3.6 million, as compared to $2.2 million for fiscal 2003. This increase was largely due to the amortization of debt issuance costs for the Partnership’s $265.0 million senior notes offerings and for the amortization of bank fees incurred in connection with refinancing certain bank facilities.

Income Tax Expense

Income tax expense for fiscal 2004 was $1.5 million and represents certain state income taxes. The amount recorded in fiscal 2004 was unchanged from fiscal 2003.

Income (Loss) From Continuing Operations

For fiscal 2004, income (loss) from continuing operations decreased $9.1 million, to a loss of $6.2 million, as compared to income of $2.9 million for fiscal 2003. This decline was due to a $21.7 million decrease in income at the heating oil segment and a decline in income at the propane segment of $0.3 million partially offset by $12.9 million in lower losses at the Partnership level. Income (loss) from continuing operations declined as the effects of warmer temperatures, other volume changes, including customer losses, operating and wage increases and an increase in interest expense were partially offset by the positive impacts of acquisitions, improved per gallon gross profit margins on the base business and lower compensation expenses at the Partnership level of $14.3 million in the form of unit appreciation rights, restricted stock awards and bonus expense.

Income From Discontinued Operations

For fiscal 2004, income from discontinued operations decreased $0.3 million. This income relates to the operating results from the TG&E segment that was sold on March 31, 2004.

Loss On Sale of TG&E Segment

For fiscal 2004, the Partnership recorded a $0.5 million loss on the sale of TG&E.

Cumulative Effect of Change in Accounting Principle

For fiscal 2003, the Partnership recorded a $3.9 million charge arising from the adoption of Statement No. 142 to reflect the impairment of its goodwill for TG&E.

Net Income (loss)

For fiscal 2004, net income (loss) decreased $6.1 million, to a loss of $5.9 million, as compared to $0.2 million in income for fiscal 2003. The change was due to a $9.1 million decrease in income from continuing operations, a $0.3 million decrease in income from discontinued operations and the $0.5 million loss on the sale of TG&E. Net income was also impacted by the adoption of SFAS No. 142, which resulted in a charge of $3.9 million in fiscal 2003.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the fiscal year ended September 30, 2004, EBITDA increased $2.5 million, or 2.5%, to $102.2 million as compared to $99.7 million for fiscal 2003. This increase was due to $2.0 million additional EBITDA generated by the propane segment and $14.0 million additional EBITDA at the Partnership level largely due to the reduction in the accrual for compensation earned for unit appreciation rights, reduced by a decline in EBITDA at the heating oil segment of $13.5 million. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. EBITDA for the Partnership is calculated for the fiscal years ended September 30 as follows:

	Fiscal Year Ended September 30,
(in thousands)	2003	2004
Income (loss) from continuing operations	$2,883	$(6,248)
Plus:
Income tax expense	1,500	1,525
Amortization of debt issuance costs	2,232	3,646
Interest expense, net	40,567	45,903
Depreciation and amortization	52,493	57,343

EBITDA	99,675	102,169
Add/(subtract)
Loss of redemption of debt	181	—
Income tax expense	(1,500)	(1,525)
Interest expense, net	(40,567)	(45,903)
Unit compensation expense	2,606	86
Provision for losses on accounts receivable	7,726	8,749
Gain on sales of fixed assets, net	(156)	(226)
Change in operating assets and liabilities	(17,370)	2,490

Net cash used in operating activities	$50,595	$65,840

Fiscal Year Ended September 30, 2003 (Fiscal 2003)

Compared to Fiscal Year Ended September 30, 2002 (Fiscal 2002)

Statements of Operations by Segment

	Years Ended September 30,
(in thousands)	2002				2003
Statements of Operations	Heating Oil	Propane	Partners & Others	Consol.	Heating Oil	Propane	Partners & Others	Consol.
Sales:
Product	$637,619	$176,741	$—	$814,360	$934,967	$255,946	$—	$1,190,913
Installations, service and appliances	152,759	18,776	—	171,535	168,001	23,354		191,355

Total sales	790,378	195,517	—	985,895	1,102,968	279,300	—	1,382,268
Cost and expenses:
Cost of product	368,324	78,227	—	446,551	598,397	139,008	—	737,405
Cost of installations, service and appliances	178,171	4,638	—	182,809	195,146	6,007	—	201,153
Delivery and branch expenses	174,030	61,678	—	235,708	217,244	76,279	—	293,523
Depreciation & amortization expenses	40,437	16,783	7	57,227	35,535	16,958	—	52,493
General and administrative expenses	13,630	8,526	4,115	26,271	22,356	10,568	17,407	50,331

Operating income (loss)	15,786	25,665	(4,122)	37,329	34,290	30,480	(17,407)	47,363
Net interest expense (income)	24,087	13,227	(244)	37,070	22,760	11,037	6,770	40,567
Amortization of debt issuance costs	1,197	250	—	1,447	1,655	194	383	2,232
(Gain) loss on redemption of debt	—	—	—	—	(212)	393	—	181

Income (loss) from continuing operations before income taxes	(9,498)	12,188	(3,878)	(1,188)	10,087	18,856	(24,560)	4,383
Income tax expense (benefit)	(1,700)	244	—	(1,456)	1,200	300	—	1,500

Income (loss) from continuing operations	(7,798)	11,944	(3,878)	268	8,887	18,556	(24,560)	2,883
Income (loss) from discontinued operations before cumulative effect of change in accounting principle	—	—	(11,437)	(11,437)	—	—	1,230	1,230
Cumulative effect of change in accounting principal - adoption of SFAS 142	—	—	—	—	—	—	(3,901)	(3,901)

Net income (loss)	$(7,798)	$11,944	$(15,315)	$(11,169)	$8,887	$18,556	$(27,231)	$212

Volume

For fiscal 2003, retail volume of home heating oil and propane increased 142.4 million gallons, or 23.7%, to 742.1 million gallons, as compared to 599.7 million gallons for fiscal 2002. An analysis by segment is found below:

(in millions of gallons)	Heating Oil Segment	Propane Segment	Total
Volume – Fiscal 2002	457.7	142.0	599.7

Impact of colder temperatures	125.1	20.0	145.1
Impact of acquisitions	12.1	13.9	26.0
Net customer attrition	(14.5)	(4.9)	(19.4)
Other	(13.4)	4.1	(9.3)

Change	109.3	33.1	142.4

Volume – Fiscal 2003	567.0	175.1	742.1

Retail volume sold in the heating oil segment increased by 109.3 million gallons, or 23.9%, to 567.0 million gallons for fiscal 2003, as compared to 457.7 million gallons for fiscal 2002. The Partnership believes that this 109.3 gallon increase at the heating oil segment was due to the impact of colder temperatures and acquisition reduced by net customer attrition and other volume changes. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions do not impact the calculation of net attrition. Temperatures in the heating oil segment’s geographic areas of operations were 32.3% colder in fiscal 2003 than in fiscal 2002 and approximately 10.4% colder than normal as reported by NOAA.

For fiscal 2003, retail volume sold at the propane segment increased 33.1 million gallons, or 23.3%, to 175.1 million gallons, as compared to 142 million gallons for fiscal 2002. This increase in volume reflects the additional 13.9 million gallons provided by acquisitions, the impact of colder temperatures, reduced by net customer attrition. Temperatures in the propane segment’s geographic areas of operations were 21.8% colder in fiscal 2003 than in fiscal 2002 and 5.0% colder than normal as reported by NOAA.

Product Sales

For fiscal 2003, product sales increased $376.6 million, or 46.2%, to $1,190.9 million, as compared to $814.4 million for fiscal 2002. At the heating oil segment, product sales increased by $297.3 million, or 46.6%, to $935.0 million in fiscal 2003, as compared to $637.6 million in fiscal 2002. This increase at the heating oil segment was primarily due to colder temperatures, additional sales from acquisitions and higher selling prices reduced in part by customer attrition. Selling prices at the heating oil segment were higher in fiscal 2003 than in fiscal 2002 in response to higher home heating oil supply costs. At the propane segment, product sales increased by $ 79.2 million, or 44.8%, to $255.9 million in fiscal 2003, as compared to $176.7 million in fiscal 2002. This increase at the propane segment was primarily due to colder temperatures, additional sales from acquisitions and higher selling prices, reduced in part by customer attrition. As experienced in the heating oil segment, selling prices at the propane segment were higher in fiscal 2003 than in fiscal 2002 in response to higher wholesale propane supply costs.

Sales, Installation, Service and Appliances

For fiscal 2003, installations and appliance sales increased $19.8 million, or 11.6%, to $191.4 million, as compared to $171.5 million for fiscal 2002. At the heating oil segment, installation, service and appliance sales increased to $15.2 million or 10.0%, to $168.0 million, as compared to $152.8 million in fiscal 2002 due to acquisitions, colder temperatures and measures taken to increase service revenue. For the propane segment, installation, service and appliance revenues increased by $4.6 million, or 24.3%, to $23.4 million in fiscal 2003, as compared to $18.8 million is fiscal 2002. This increase was due to acquisitions, which accounted for $3.6 million of the increases.

Cost of Product

For fiscal 2003, cost of product increased $290.9 million, or 65.1% to $737.4 million, as compared to $446.6 million for fiscal 2002. In the heating oil segment, cost of product increased by $230.1 million, or 62.5%, to $598.4 million, as compared to $368.3 million for fiscal 2002. This increase was primarily due to colder temperatures, additional sales from acquisitions and higher selling prices which offset customer attrition. At the heating oil segment, the increase in selling prices exceeded the increase in wholesale supply costs. As a result, per gallon margins increased by 0.7 cents in the base business (excluding the impact of acquisitions).

In the propane segment, cost of product increased by $60.8 million, or 77.6%, to $139.0 million, as compared to $78.2 million in fiscal 2002. This increase was primarily due to colder temperatures and additional sales from acquisitions, which offset customer attrition. At the propane segment, the increase in wholesale supply costs exceeded the increase in related selling prices. As a result, per gallon margins declined in the base business (excluding the impact of acquisitions) by 2.6 cents.

Cost of Installations, Service and Appliances

For fiscal 2003, costs of installations, service and appliances increased $18.3 million, or 10.0%, to$ 201.2 million as compared to $182.8 million for fiscal 2002. At the heating oil segment, cost of installations, service and appliances increased $17.0 million, or 9.5% to $195.1 million in fiscal 2003, as compared to $178.2 million in fiscal 2002. This change was primarily due to acquisitions and wage and other cost increases. In the propane segment, cost of installations, services and appliances increased $1.4 million, or 29.5%, to $6.0 million in fiscal 2003, as compared to $4.6 million in fiscal 2002 due to acquisitions.

Delivery and Branch Expenses

For fiscal 2003, delivery and branch expenses increased $57.8 million, or 24.5%, to $293.5 million, as compared to $235.7 million for fiscal 2002. This increase was due to an additional $43.2 million of delivery and branch expenses at the heating oil segment and a $14.6 million increase in delivery and branch expenses for the propane segment. The period to period comparison was impacted by the purchase of weather insurance that allowed the Partnership to record approximately $6.4 million of net weather insurance recoveries in the fiscal 2002 period versus a $3.6 million expense in the fiscal 2003 period for weather insurance premiums paid. The remaining increase in delivery and branch expenses of $47.8 million, for fiscal 2003, was largely due to the additional operating cost associated with increased volumes delivered, higher marketing costs at the heating oil segment of $5.7 million, higher bad debt expense of $2.9 million at the heating oil segment, higher bad debt expense of $0.4 million at the propane segment and to the impact of operating expense and wage increases.

Depreciation and Amortization Expenses

For fiscal 2003, depreciation and amortization expenses decreased $4.7 million, or 8.3%, to $52.5 million, as compared to $57.2 million for fiscal 2002. During fiscal 2002, approximately $7.8 million of goodwill amortization was included in depreciation and amortization expense. As of October 1, 2002, goodwill is no longer amortized in accordance to SFAS No. 142. Depreciation and amortization expense related to acquisitions and fixed asset additions acquired after September 30, 2002, resulted in increases which partially offset the decrease attributable to goodwill amortization.

General and Administrative Expenses

For fiscal 2003, general and administrative expenses increased $24.1 million, or 91.6%, to $50.3 million, as compared to $26.3 million for fiscal 2002. This increase was largely due to the inclusion of $7.4 million of incremental expense related to the business process redesign project in the heating oil segment, a $9.9 million increase in the accrual for compensation earned for unit appreciation rights and restricted stock awards previously granted and for other increases of $6.8 million, largely due to increased bonus compensation based upon results for fiscal 2003 ($1.9 million), higher legal and professional expenses at the Partnership level ($2.4 million) and for increased expenses at the propane segment ($2.0 million) for its increased size. The increase in legal and professional expenses at the Partnership level were largely attributable to achieving and maintaining compliance with SEC rules and regulations, acquisitions and financing related issues.

The heating oil segment undertook to consolidate certain heating oil operational activities in an attempt to create operating efficiencies and cost savings with service technicians being dispatched from two consolidated locations rather than 27 local offices and oil delivery being managed from 11 regional locations rather than 27 local offices. A transition to outsourcing in the area of customer relationship management was undertaken as both a customer satisfaction and a cost reduction strategy. The Partnership believed outsourcing customer inquiries would improve performance and leverage technology to eliminate system redundancy available from third party service organizations. In addition, an outsourcing partner has greater flexibility to manage extreme seasonal volume. The complexity of customer interactions combined with the Partnership’s goal for service excellence led to protracted training efforts. The heating oil segment began introducing call based technology enhancements including capabilities for customer inquiries via automated interactive telephone response and the web.

The $7.4 million incremental expense in fiscal 2003 ($9.4 million of actual fiscal 2003 expense) related to this redesign project largely consisted of consulting fees, employee termination benefits and separation cost and travel- related expenditures. In connection with this project, the Partnership reduced the size of its work force and recognized a liability of approximately $2.0 million related to certain employee termination benefits and separation costs.

Interest Expense

For fiscal 2003, interest expense increased $3.9 million, or 9.7%, to $44.4 million, as compared to $40.5 million for fiscal 2002. This increase was largely due to additional interest expense of $1.5 million for higher average outstanding working capital borrowings and due to additional interest related to the higher interest rate on the Partnership’s $200.0 million debt offering partially offset by interest expense related to the debt repaid with the offering.

Income Tax Expense

For fiscal 2003, income tax expense increased $3.0 million to $1.5 million, as compared to a tax benefit of $1.5 million for fiscal 2002. This increase was due to higher state income taxes based upon the higher pretax earnings achieved for fiscal 2003 and the absence in fiscal 2003 of the tax benefit from a federal tax loss carryback of $2.2 million recorded in fiscal 2002.

Income from Continuing Operations

For fiscal 2003, net income from continuing operations increased $2.6 million, to $2.9 million, as compared to $0.3 million for fiscal 2002. The increase was due to a $16.7 million increase in net income at the heating oil segment, a $6.6 million increase in the propane segment offset by a $20.7 million increase in the net loss at the Partnership level. This increase was primarily due to the impact of colder weather on continuing operations and lower depreciation and amortization for continuing operations.

Income (Loss) from Discontinued Operations

For fiscal 2003, the income from discontinued operations increased $12.7 million from a loss of $11.4 million in fiscal 2002 to income of $ 1.2 million in fiscal 2003. TG&E was sold on March 31, 2004. For fiscal 2003, the Partnership recorded a $3.9 million decrease in net income arising from the adoption of SFAS No. 142 to reflect the impairment of its goodwill for its TG&E segment which is reflected herein as discontinued operations.

Net Income (Loss)

For fiscal 2003, net income increased $11.4 million or 101.9% to $0.2 million, as compared to a loss of $11.2 million in fiscal 2002. This increase was due to the increase in net income from continuing operations of $2.6 million, the additional net income provided from discontinued operations of $12.7 million partially offset by the $3.9 million decrease in net income at the discontinued TG&E segment from the adoption of SFAS No. 142.

Recent Performance

The following is a discussion of certain important factors that have had a significant impact on the Partnership’s recent performance.

Volume

For the three months ended September 30, 2004, retail volume of home heating oil and propane decreased 0.7 million gallons, or 1.0%, to 68.5 million gallons, as compared to 69.2 million gallons for the three months ended September 30, 2003. Retail volume sold in the heating segment declined by 1.5 million gallons, or 3.6%, to 41.1 million gallons for the three months ended September 30, 2004, as compared to 42.6 million gallons for the three months ended September 30, 2003. The Partnership believes that this decline was due to the impact of customer attrition throughout fiscal 2004. Based on the preliminary data available to it, the Partnership believes that for the period from October 1, 2004 to November 30, 2004, retail volume sold in the heating oil segment declined by 5.5 million gallons, or 7.3%, to 70.0 million gallons, as compared to 75.4 million gallons in the prior year’s comparable period. This was primarily due to the carryover impact of the 6.6% customer attrition from fiscal 2004. Temperatures in the heating oil segment’s geographic areas of operations for the period October 1, 2004 to November 30, 2004 were approximately similar to the prior year’s comparable period.

For the three months ended September 30, 2004, the heating oil segment lost 11,000 accounts (net) or approximately 2.2% of its customer base, as compared to the three months ended September 30, 2003 in which the heating oil segment lost 1,000 accounts (net) or approximately 0.2% of its customer base. The Partnership believes that net customer losses are a result of various factors including but not limited to price, service and credit. The continuous rise in the price of heating oil especially during the fourth quarter of fiscal 2004 added to the heating oil segment’s difficulties in reducing customer attrition. As of September 30, 2004, the cost of home heating oil, as measured by the closing price of the New York Mercantile Exchange, had increased by 38% to $1.39 from $1.01 on June 30, 2004. Based on the preliminary data available to it, the Partnership believes that for the period from October 1, 2004 to November 30, 2004, the heating oil segment lost approximately 1,000 accounts (net), versus the two months ending November 30, 2003 in which the heating oil segment’s net customer loss was approximately 500 accounts (net). While the heating oil segment believes its customer service has improved in October and November 2004 versus the comparable two months in the previous year, at this time, the heating oil segment cannot estimate the net customer attrition rate for fiscal 2005. However, even if the net customer attrition rate is reduced, the lower customer base resulting from the fiscal 2004 customer attrition will continue to adversely affect the Partnership during fiscal 2005 and perhaps beyond.

Retail volume sold in the propane segment increased by 0.8 million gallons, or 3.1%, to 27.4 million gallons for the three months ended September 30, 2004, as compared to 26.6 million gallons for the three months ended September 30, 2003. The Partnership believes that this 0.8 million gallon increase was due to the additional volume provided from acquisitions, partially offset by the carryover effect of 2.7% customer attrition in fiscal 2004. For the period from October 1, 2004 to November 30, 2004, retail volume sold at the propane segment declined by 5.1 million gallons, or 15.0%, to 28.7 million gallons, as compared to 33.7 million gallons in the prior year’s comparable period. The decline was due to the carryover effect of customer attrition from fiscal 2004 and lower agriculture volume, partially offset by the impact of acquisitions. Temperatures for the propane segment’s geographic areas of operations were approximately similar in both periods.

For the three months ended September 30, 2004, the propane segment lost 3,400 accounts (net) or approximately 1.0% of its customer base, as compared to the three months ended September 30, 2003 in which the propane segment lost 9,300 accounts (net) or approximately 3.1% of its customer base. Based on the preliminary data available to us, the Partnership believes that for the period from October 1, 2004 to November 30, 2004, the propane segment gained approximately 2,900 accounts (net) as compared to the prior year’s comparable period in which the propane segment lost approximately 200 accounts (net). At this time, the propane segment cannot estimate the net customer attrition rate for fiscal 2005; however, even if the net customer attrition rate is reduced, the lower customer base resulting from the fiscal 2004 customer attrition will continue to adversely effect the Partnership through the date of the proposed sale of the propane segment and, if the propane segment is not sold, through the remainder of fiscal 2005 and perhaps beyond.

Cost of Product

As of September 30, 2004, the wholesale cost of home heating oil, as measured by the closing price of the New York Mercantile Exchange had increased by 38% to $1.39 from $1.01 on June 30, 2004. Per gallon heating oil prices subsequently increased to a high of $1.59 per gallon on October 22, 2004, before retreating to $1.23 per gallon as of December 10, 2004. As of September 30, 2004, the wholesale cost of propane, as reported by Oil Price Information Service had increased 25% to $0.84 per gallon from $0.67 per gallon on June 30, 2004. The per gallon price of propane subsequently increased to a high of $0.97 on October 25, 2004 before retreating to $0.76 per gallon as of December 10, 2004.

During the three months ended September 30, 2004, the segments were not able to fully pass these increases on to their respective customers resulting in a decline in per gallon margins (in the base business, excluding the impact of acquisitions) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 of approximately 2.3 cents at the heating oil segment and 2.9 cents at the propane segment. The per gallon margins realized at both segments were significantly less than expectations.

The Partnership continues to experience high wholesale supply costs and believes that it will not be able to pass all these increases on to its customers through retail sales prices. If wholesale supply costs remain at volatile and historically high levels, per gallon profit margins and results are likely to be adversely impacted.

The continuous rise and the volatility in the price of heating oil have adversely impacted the heating oil segment’s per gallon gross profit margins. Preliminary indications are that the per gallon margins for the period from October 1, 2004 to November 30, 2004 will be lower than the comparable period for fiscal 2003. At the propane segment, preliminary indications are that the per gallon gross profit margins for the period from October 1, 2004 to November 30, 2004 will be lower than the prior year’s comparable period.

Operating Expenses

Late in the fourth quarter of fiscal 2004, the heating oil segment launched a new marketing campaign and its success has yet to be determined. For the period from October 1, 2004 to November 30, 2004, based upon the preliminary information available to it, the heating oil segment anticipates that operating expenses will increase by $4.5 million, as compared to the prior year’s two-month period, due to wage and cost increases, additional expenses associated with the outsourced call center and higher marketing costs of $1.3 million. At the propane segment, the Partnership believes that operating expenses will also increase by $2.0 million. In addition, the Partnership anticipates additional fees and expenses at the heating oil segment and at the partnership level attributable to the refinancings described below.

Sale of Propane and Refinancing Costs and Expenses

The Partnership has signed an agreement to sell its propane distribution and services business, held through the propane segment to Inergy for $475 million, subject to certain adjustments. In addition, the Partnership has given notice to holders of the secured notes of the heating oil segment of its optional election to prepay the secured notes, representing an aggregate payment, including principal, interest and estimated premium, of approximately $182 million. The Partnership has also given notice to the holders of the secured notes of its propane segment of its optional election to prepay the secured notes representing an aggregate payment including principal, interest and estimated premium, of approximately $114 million. The aggregate amount payable with regard to both sets of secured notes is approximately $296 million. As discussed elsewhere herein, these payments are expected to be made from either the proceeds of the sale of the propane segment or the JP Morgan Chase bridge facility.

The Partnership is taking steps to put in place, on or before December 17, 2004, a new asset based loan facility to refinance the working capital indebtedness of the heating oil segment as well as a bridge facility to provide funds to repay the heating oil segment’s and propane segment’s institutional indebtedness if the sale of the propane segment is not completed by such date. In connection with the sale of the propane segment, the refinancing of the heating oil segment’s working capital facility and certain covenant modifications required of the heating oil segment’s current bank facilities, the Partnership estimates fees and expenses associated with these transactions will range from $20.0 million to $35.0 million. If these transactions are completed, the Partnership estimates that between $9.0 million and $12.5 million of fees and expenses will be charged to income during the first quarter of fiscal 2005 and between $7.6 million and $10.2 million will be capitalized as a deferred charge. The Partnership also expects to record a loss on the early extinguishment of long-term debt of approximately $43 million, which includes pre-payment premiums paid of $36.5 million and the write-off of approximately $6.2 million of previously capitalized deferred financing costs. It is estimated that the Partnership will record a gain on the sale of the propane segment in excess of approximately $150 million and is subject to adjustment.

Through December 10, 2004, the Partnership had paid $8.2 million in fees and expenses relating to the above transactions, which are included in the above estimates.

Liquidity and Capital Resources

The ability of the Partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of record heating oil prices to customers, the effects of higher customer attrition and other factors, most of which are beyond its control. Future capital requirements of the Partnership are expected to be provided by cash flows from operating activities and cash on hand at September 30, 2004. To the extent future capital requirements exceed cash flows from operating activities, the Partnership anticipates that:

a)	working capital will be financed by the Partnership’s new revolving credit facility as discussed below and repaid from subsequent seasonal reductions in inventory and accounts receivable; and

b)	maintenance and growth capital expenditures, mainly for customer tanks, will be financed in fiscal 2005 by the use of the new revolving credit facility.

See “ Financing and Sources of Liquidity Following Refinancing Transactions” below.

Operating Activities

The net cash provided by operating activities of $65.8 million for fiscal 2004 consisted of losses from continuing operations of $6.2 million, non-cash charges of $69.6 million and $2.5 million provided from a decline in operating assets and liabilities. For fiscal 2004, net cash provided by the change in operating assets and liabilities was $2.5 million. In fiscal 2003, the change in operating assets and liabilities resulted in a use of cash amounting to $17.4 million. This change of $19.9 million is largely due to the cash required to finance accounts receivable. In fiscal 2003, sales increased by $396.4 million, or 40.2%, to $1,382.3 million, which resulted in an increase in accounts receivable of $24.0 million or 6.1% of the increase in sales. In contrast to the change from fiscal 2002 to 2003, sales for fiscal 2004 increased $71.7 million, or 5.2%, to $1,453.9 million, as compared to 2003 and resulted in an increase in accounts receivable of $6.2 million or 8.6% of the increase in sales.

Investing Activities

During fiscal 2004, the Partnership completed 13 acquisitions, investing $17.5 million, and spent $9.4 million for capital expenditures comprised of $4.4 million incurred to sustain operations at current levels and $5.4 million to support growth of operations. Investing activities also includes $12.5 million from the sale of TG&E and $2.3 million from the sale of excess fixed assets. As a result, cash flows used in investing activities were $12.1 million.

During fiscal 2003, the Partnership completed ten acquisitions, investing $84.4 million. This expenditure for acquisitions is included in the cash used in investing activities of $101.2 million along with the $18.5 million invested for capital expenditures. The $18.5 million for capital expenditures is comprised of $7.1 million of capital additions needed to sustain operations at current levels and $11.4 million for capital expenditures incurred in connection with the heating oil segment’s business process redesign program and for customer tanks and other capital expenditures to support growth of operations. Investing activities also includes proceeds from the sale of fixed assets of $1.7 million.

Financing Activities

Cash flows used in financing activities were $49.2 million for fiscal 2004. During this period, $105.5 million of cash was provided from the issuance of $70.5 million in MLP Notes and the issuance of $35.0 million in common units. Also during this period $154.7 million of cash was used to pay unit distributions of $79.9 million, $64.3 million went to repay the acquisition facility and other long-term debt, $4.0 million was used to repay working capital borrowings, and $6.5 million in deferred charges were paid, primarily $5.8 million relating to the renewal of the heating oil segment’s bank credit facilities and debt related financing costs.

As a result of the above activity and $1.5 million of cash provided by discontinued operations, cash increased by $6.0 million to $16.1 million as of September 30, 2004.

Financing and Sources of Liquidity Following Refinancing Transactions

In accordance with the JP Morgan Chase Bank Commitment Letter, the heating oil segment and propane segment intend to enter into a $350 million revolving credit facility agreement with a group of lenders led by JP Morgan Chase Bank, as administrative agent on or before December 17, 2004. (Upon the sale of the propane segment, the revolving credit facility would be reduced to $260 million). At the same time, the heating oil segment and propane segment intend to enter into a $300 million bridge facility agreement. The revolving credit facility agreement is intended to close on December 17, 2004, subject to compliance with customary closing conditions. If the sale of the propane segment closes on or before December 17, 2004, the Partnership would not draw down on the bridge facility. Otherwise, the Partnership would expect to close the bridge facility agreement at the same time as the closing of the revolving credit agreement. The proceeds of the revolving credit facility and, as applicable, the bridge facility or the sale of the propane segment, will be used to refinance the heating oil segment and propane segment’s existing working capital facilities, to refinance all of the outstanding institutional indebtedness of the heating oil segment and the propane segment, including any premiums that are payable thereunder and to pay various transaction expenses.

The revolving credit facility will provide the heating oil segment and propane segment with the ability to borrow up to $350 million for working capital purposes (subject to certain borrowing base limitations), including the issuance of up to $75 million in letters of credit. Obligations under the revolving credit facility will be secured by liens on substantially all of the assets of the heating oil segment and the propane segment, accounts receivable, inventory, general intangibles, real property, fixtures and equipment. If the propane segment is sold (either before or after December 17, 2004), the revolving credit facility will be reduced to $260 million (subject to borrowing base limitations) and the liens on all of the assets of the propane segment would be released. Obligations under the revolving credit facility will be guaranteed by the propane segment and heating oil segment subsidiaries and by the Partnership.

If the sale of the propane segment does not close until after the Partnership has drawn down on the bridge facility, the Partnership will use a portion of the sales proceeds to repay the bridge loan. Thereafter, pursuant to the terms of the indenture relating to the Partnership’s MLP Notes, the Partnership will be obligated, within 360 days of the sale, to apply the net proceeds of the sale of the propane segment either to reduce indebtedness of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the Partnership’s or any subsidiary’s business. To the extent any net proceeds that are not so applied exceed $10 million (“excess proceeds”), the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with excess proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. The Partnership cannot determine the amount of excess proceeds that will result from the sale of the propane segment. Accordingly, the Partnership cannot predict the size of any offer to purchase MLP Notes and whether or to what extent holders of MLP Notes will accept the offer to purchase when made.

If the agreement for the sale of the propane segment is terminated, the Partnership will seek to repay the bridge facility through the issuance of senior secured notes issued by the heating oil segment and propane segment in a public or private offering.

Following consummation of the refinancing transactions, the Partnership’s primary source of liquidity will be internally generated cash the remaining proceeds from the sale of the propane segment, if such segment is sold, and the revolving credit facility. At September 30, 2004, the Partnership would have had $152.2 million of cash and cash equivalents available to fund its operations on a pro forma basis after giving effect to the refinancing transactions, sale of the propane segment and before the application of excess proceeds to purchase MLP Notes. Total bank borrowing would be reduced from $8.0 million to zero. If the propane segment is not sold, the Partnership would have had $3.0 million of cash and cash equivalents available to fund its operations on a pro forma basis as of September 30, 2004 after giving effect to the refinancing transactions. Total bank borrowing would increase from $8.0 million to $25.8 million and the Partnership’s total availability under its new revolving credit facility would have been $73.7 million (after giving effect to outstanding letters of credit and expected borrowing base limitations).

After giving effect to the refinancing transactions and sale of the propane segment, and before the application of excess proceeds to purchase MLP Notes, the Partnership’s total long-term debt would have been approximately $267.6 million as of September 30, 2004 compared to $528.1 million on an actual basis. If the Partnership does not sell the propane segment, its total long-term debt on a pro forma basis after giving effect to the refinancing transactions would have been $569.8 million as of such date.

The following summarizes the long-term debt maturities that the Partnership would have had as of September 30, 2004, on a pro forma basis, in the first case after giving effect to the refinancing transactions and sale of the propane segment and in the second case if the propane segment is not sold:

(in millions)

Refinancing Transactions and Sale of Propane Segment
2005	$1.3
2006	$0.8
2007	$—
2008	$—
2009	$—
Thereafter	$267.7

Refinancing Transactions Without Sale of Propane Segment
2005	$1.3
2006	$0.8
2007	$—
2008	$—
2009	$—
Thereafter	$567.6

The Partnership expects that its significant liquidity requirements after the refinancing transaction will consist of payments on MLP Notes (and the bridge facility or senior secured notes if the propane segment is not sold) and working capital requirements and capital expenditures.

The revolving credit facility and, as applicable, the bridge facility or the senior secured notes, will impose certain restrictions on the Partnership, including restrictions on its ability to incur additional indebtedness, to pay distributions, make investments, grant liens, sell its assets and engage in certain other activities. The revolving credit facility and, as applicable, the bridge facility or the senior secured notes, will also require the Partnership to maintain certain financial ratios, and will contain borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events. The occurrence of an event of default or an acceleration under the revolving credit facility and, as applicable, the bridge facility or the senior secured notes, would result in its inability to obtain further borrowings under that facility, which could adversely affect its liquidity. An acceleration under the revolving credit facility and, as applicable, the bridge facility or the senior secured notes, would result in a default under the MLP Notes and, as applicable, the Partnership’s other funded debt.

Based on the Partnership’s current level of operations, the Partnership believes that its existing financial resources together with its current and anticipated cash from operations, the revolving credit facility and the proceeds of the sale of the propane segment or the bridge facility or senior secured notes, if the propane segment is not sold, should be adequate for the foreseeable future to make required payments of principal and interest on its debt and fund its working capital and capital expenditure requirements. The Partnership cannot assure you, however, that its business will generate sufficient cash flow from operations or that future borrowings will be available under its revolving credit facility in an amount sufficient to enable the Partnership to service its debt, including the MLP Notes and, as applicable, the bridge facility or the senior secured notes, and to fund its other liquidity needs.

If the Partnership is unable to close the revolving credit facility and either the bridge facility or the sale of the propane segment by December 17, 2004, the Partnership would not be able to find other sources of financing before December 17, 2004 to refinance the heating oil segment’s and propane segment’s credit facilities and to repay the heating oil segment’s and propane segment’s institutional indebtedness, which are due and payable on such date. In such event, if the Partnership is not successful in rescheduling the maturity dates of such indebtedness, the Partnership may be forced to seek the protection of the bankruptcy courts. To the extent the Partnership makes acquisitions, or otherwise expand its operations in the future, it may require new sources of funding, including additional debt which could further increase its leverage. The Partnership cannot assure you that it will be able to raise any necessary funds in addition to those currently available to the Partnership through bank financing or the issuance of equity or debt securities on terms acceptable to the Partnership, if at all.

The revolving credit facility and, as applicable, the bridge facility or the senior secured notes, will impose certain restrictions on the Partnership’s ability to pay distributions to unitholders. The Partnership believes that the sale of the propane segment would, by de-leveraging the Partnership’s balance sheet, likely advance the time when it would be possible for the Partnership to resume regular distributions on the common units. The Partnership believes that whether or not the propane segment is sold, it is unlikely that the Partnership will resume regular distributions on the senior subordinated units, junior subordinated units and general partner units for the foreseeable future.

Historical Financing and Sources of Liquidity

At September 30, 2004, the Partnership’s heating oil segment had a bank credit facility consisting of three facilities totaling $235.0 million having a maturity date of June 30, 2006. These facilities consisted of a $150.0 million revolving credit facility, the proceeds of which are to be used for working capital purposes, a $35.0 million revolving credit facility, the proceeds of which were to be used for the issuance of standby letters of credit in connection with surety, worker’s compensation and other financial guarantees, and a $50.0 million revolving credit facility, the proceeds of which were to be used to finance or refinance certain acquisitions and capital expenditures, for the issuance of letters of credit in connection with acquisitions and, to the extent that there is insufficient availability under the working capital facility. At September 30, 2004, $8.0 million of working capital borrowings and $34.5 million of the insurance letters of credit were outstanding.

At September 30, 2004, the Partnership’s propane segment had a bank credit facility, which consisted of a $25.0 million acquisition facility, a $25.0 million parity debt facility that could be used to fund maintenance and growth capital expenditures and a $24.0 million working capital facility. The working capital facility expired on September 30, 2006. Borrowings under the acquisition and parity debt facilities revolved until September 30, 2006, after which time any outstanding loans thereunder, would amortize in quarterly principal payments with a final payment due on September 30, 2008. At September 30, 2004, $2.0 million of parity debt facility borrowings were outstanding.

The Partnership’s bank credit facilities and debt agreements contain several financial tests and covenants restricting the various segments and Partnership’s ability to pay distributions, incur debt and engage in certain other business transactions. In general these tests are based upon achieving certain debt to cash flow ratios and cash flow to interest expense ratios. In addition, the heating oil segment’s working capital facility requires the heating oil segment to maintain a zero balance for at least forty-five consecutive days. The propane segment’s working capital facility has a similar requirement which is thirty consecutive days. Failure to comply with the various restrictive and affirmative covenants of the Partnership’s various bank and note facility agreements could negatively impact the Partnership’s ability to incur additional debt and/or pay distributions and could cause certain debt to become currently payable.

As of September 30, 2004, the Partnership was in compliance with all debt covenants, except for the required ratio of Consolidated Cash Flow to Consolidated Interest Expense as defined in the heating oil segment’s bank facilities. The heating oil segment obtained a waiver of this covenant on November 5, 2004 through December 17, 2004. On October 13, 2004, the heating oil segment advised its bank lenders that it would not be able to make the required representations included in the borrowing certificate under its working capital line. In addition, the heating oil segment notified its lenders that, for the quarter ending December 31, 2004 and for the foreseeable future thereafter, the heating oil segment will be unlikely to satisfy the drawing condition that requires that the consolidated funded debt of the Partnership not exceed 5.00 times its consolidated operating cash flow. Further, the heating oil segment advised the lenders that the heating oil segment may not be able to maintain a zero balance under the working capital facility (except for letter of credit obligations) for 45 consecutive days from April 1, 2005 to September 30, 2005, as required by the heating oil segment’s covenants. See “Recent Events.”

On November 5, 2004, the heating oil segment entered into a letter amendment and waiver under its heating oil segment credit agreement. As a result of the amendment, the heating oil segment expects to be able to continue to borrow funds under the credit agreement to support its working capital requirements for the near term. The amendment provides for the waiver, through December 17, 2004, of various terms under the credit agreement. The amendment also amends for the waiver period the financial covenant regarding the Partnership’s consolidated funded debt to cash flow ratio and the financial covenant regarding the heating oil segment cash flow to interest expense ratio. The Partnership is relying upon the closing of the revolving credit facility to provide funds to repay the amounts outstanding under the heating oil segment and propane segment’s current bank facilities and to provide an ongoing source of working capital.

On January 22, 2004, the Partnership and Star Gas Finance Company jointly issued $35.0 million face value senior notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on February 15, 2004. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium as defined. These notes were priced at 110.5% for total gross proceeds of $38.7 million. The Partnership also incurred $0.5 million of fees and expenses in connection with the issuance of these notes, resulting in net proceeds of $38.2 million. The net proceeds from the offering were largely used to repay indebtedness.

In February 2004, the Partnership received net proceeds after expenses of $35.0 million from a publicly underwritten equity offering for the sale of 1,495,000 common units. The net proceeds from this underwriting were largely used to repay indebtedness.

On July 8, 2004, the Partnership and Star Gas Finance Company jointly issued $30.0 million face value senior notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on February 15, 2004. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium as defined. These notes were priced at 106.3% for total gross proceeds of $31.9 million. The Partnership also incurred $0.7 million of fees and expenses in connection with the issuance of these notes, resulting in net proceeds of $31.2 million. The net proceeds from the offering were largely used to repay indebtedness.

The Partnership has $528.1 million of debt outstanding as of September 30, 2004 (amount does not include working capital borrowings of $8.0 million), with significant maturities occurring over the next five years. The following summarizes the Partnership’s long-term debt maturities during fiscal years ending September 30, exclusive of amounts that have been repaid through September 30, 2004:

	(in millions)
2005	$24.4	(a)
2006	$81.4
2007	$38.7
2008	$17.6
2009	$17.5
Thereafter	$348.5

(a)	On November 18, 2004, the Partnership gave notice to holders of the heating oil segment’s secured notes of its optional election to prepay such secured notes and gave notice of its optional election to prepay its propane segment’s secured notes. As a result, the amount due in fiscal 2005 increases by $233.2 million to $257.6 million.

The Partnership’s heating oil segment’s bank facilities allow for the refinancing of up to $20.0 million of existing senior debt and the Partnership’s propane segment’s bank facilities allow for the refinancing of up to $25.0 million of existing senior debt. The refinancing capabilities are subject to capacity and other restrictions. The Partnership is dependent upon the closing of the bridge facility and/or the sale of the propane segment to fund the repayment of this indebtedness.

In general, the Partnership distributes to its partners on a quarterly basis, all of its Available Cash in the manner described in Note 3 (Quarterly Distribution of Available Cash) of the Consolidated Financial Statements. Available Cash is defined for any of the Partnership’s fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters, in some circumstances. On October 18, 2004, the Partnership announced that it would not pay a distribution on the common units as a result of the requirements of its lenders. The Partnership had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004 and it is unlikely that regular distributions on the senior subordinated units will be resumed in the foreseeable future. For more information on the relative rights and preferences of the senior subordinated units, see the Partnership’s partnership agreement which is incorporated by reference in this Annual Report as described in Item 15.

The Partnership believes that the purchase of weather insurance could be an important element in the Partnership’s ability to maintain the stability of its cash flows. The Partnership purchased weather insurance that could have provided up to $20.0 million of coverage for the impact of warm weather on the heating oil segment’s operating results for the 2002 - 2003 and 2003 - 2004 heating seasons. No amounts were received under the policies during fiscal 2003 and 2004 due to colder than normal temperatures. In addition, the Partnership purchased a base of $12.5 million of weather insurance coverage for each year from 2005 – 2007 and purchased an additional $7.5 million of weather insurance coverage for fiscal 2005. The amount of insurance proceeds that could be realized under these policies is calculated by multiplying a fixed dollar amount by the degree day deviation from an agreed upon cumulative degree day strike price.

Contractual Obligations and Off-Balance Sheet Arrangements

It is not the Partnership’s business practice to enter into off-balance sheet arrangements with third parties. See Note 14 to the Partnership’s consolidated financial statements for a description of the Partnership’s off-balance sheet arrangements.

Long-term contractual obligations, except for our long-term debt obligations, are not recorded in our Consolidated Balance Sheet. Non-cancelable purchase obligations are obligations the Partnership incurs during the normal course of business, based on projected needs.

The table below summarizes the payment schedule of contractual obligations at September 30, 2004 (in thousands):

	Payments Due by Year
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (a)	$503,668	$—	$120,094	$35,100	$348,474
Operating lease obligations (b)	49,822	10,334	14,913	9,854	14,721
Purchase obligations (c)	21,754	10,792	8,613	2,345	4

	$575,244	$21,126	$143,620	$47,299	$363,199

(a)	Excludes current maturities of long-term debt of $24.4 million which are classified within current liabilities. On November 18, 2004, the Partnership gave notice of holders of the heating oil segment’s secured notes of its optional election to prepay such secured notes and gave notice of its optional election to prepay its propane segment’s secured notes. As a result, the amount due in fiscal 2005 increases by $233.2 million to $257.6 million.

(b)	The Partnership has entered into various operating leases for office space, trucks, vans and other equipment from third parties with lease terms running from one day to 16 years.

(c)	Reflects non-cancelable commitments as of September 30, 2004.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the Consolidated Financial Statements. Star Gas evaluates its policies and estimates on an on-going basis. The Partnership’s Consolidated Financial Statements may differ based upon different estimates and assumptions. The Partnership’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

The Partnership’s significant accounting policies are discussed in Note 3 to the Consolidated Financial Statements. Star Gas believes the following are its critical accounting policies:

Goodwill and Other Intangible Assets

The Partnership calculates amortization using the straight-line method over periods ranging from 7 to 15 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2004, the Partnership had $180.2 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that amortization for these assets for fiscal 2004 would have increased by approximately $3.0 million.

SFAS No. 142 requires the Partnership’s goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of goodwill exceeds its implied fair value and is determined to be impaired, an impairment charge is recorded. At September 30, 2004, the Partnership had $276.1 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset. The Partnership tests the carrying amount of goodwill annually during the fourth quarter of its fiscal year. The Partnership has determined that there is no impairment of goodwill at either the heating oil segment or propane segment as of September 30, 2003 and 2004.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 1 to 30 years. Net property, plant and equipment was $247.5 million for the Partnership at September 30, 2004. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that depreciation for fiscal 2004 would have increased by approximately $3.3 million.

Assumptions Used in the Measurement of the Partnership’s Defined Benefit Obligations

SFAS No. 87, “Employers’ Accounting for Pensions” as amended by SFAS No. 132 “Employers Disclosure about Pensions and Other Postretirement Benefits” requires the Partnership to make assumptions as to the expected long-term rate of return that could be achieved on defined benefit plan assets and discount rates to determine the present value of the plans’ pension obligations. The Partnership evaluates these critical assumptions at least annually.

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 25 basis point decrease in the discount rated used for fiscal 2004 would have increased pension expense by approximately $0.1 million and would have increased the minimum pension liability by another $1.8 million. The Partnership assumed a discount rate of 6.00% as of September 30, 2004.

The Partnership considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine its expected long-term rate of return on pension plan assets. The expected long-term rate of return on assets is developed with input from the Partnership’s qualified actuaries. The long-term rate of return assumption used for determining net periodic pension expense for fiscals 2003 and 2004 was 8.5% and 8.25% respectively. As of September 30, 2003, this assumption was reduced to 8.25% for determining net periodic pension expense. A further 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2004 by approximately $0.1 million.

Over the life of the plans, both gains and losses have been recognized by the plans in the calculation of annual pension expense. As of September 30, 2004, $15.4 million of unrecognized losses remain to be recognized by the plans. These losses may result in increases in future pension expense as they are recognized.

Allowance for Doubtful Accounts

The Partnership periodically reviews past due customer accounts receivable balances. After giving consideration to economic conditions, overdue status and other factors, the Partnership establishes an allowance for doubtful accounts at each of its segments which it deems sufficient to cover future potential losses. As a result, actual losses could differ from management’s estimates; however, based on historical experience, the Partnership does not expect its estimate of uncollectible accounts to vary significantly from actual losses.

Insurance Reserves

The Partnership’s heating oil segment has in the past and is currently self-insuring a portion of workers’ compensation, auto and general liability claims. In February 2003, the propane segment also began self-insuring a portion of its workers’ compensation claims. The Partnership establishes reserves based upon expectations as to what its ultimate liability may be for these claims using developmental factors based upon historical claim experience. The Partnership continually evaluates the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2004, the heating oil segment had approximately $30.1 million of insurance reserves and the propane segment had $1.4 million of insurance reserves. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate risk primarily through its bank credit facilities. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At September 30, 2004, the Partnership had outstanding borrowings totaling $536.1 million, of which approximately $10.0 million is subject to variable interest rates under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.1 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil and propane. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the home heating oil, propane or natural gas being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2004, the potential impact on the Partnership’s hedging activity would be to increase the fair market value of these outstanding derivatives by $14.1 million to a fair market value of $45.4 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $12.4 million to a fair market value of $19.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The General Partner and the Partnership believes that a control system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Partnership Management

Star Gas LLC is the general partner of the Partnership. The membership interests in Star Gas LLC are owned by Audrey L. Sevin, Irik P. Sevin and Hanseatic Americas, Inc. The members holding a majority of interests in the General Partner appoint the directors of the General Partner. A majority of interests in the General Partner are currently held in the aggregate by Irik P. Sevin and his mother, Audrey L. Sevin. The General Partner manages and operates the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership. The General Partner owes a fiduciary duty to the Unitholders. However, the Partnership agreement contains provisions that allow the General Partner to take into account the interest of parties other than the Limited Partners in resolving conflict of interest, thereby limiting such fiduciary duty. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as the general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the General Partner.

William P. Nicoletti, Paul Biddelman and Stephen Russell, who are neither officers nor employees of the General Partner nor directors, officers or employees of any affiliate of the General Partner, have been appointed to serve on the Audit Committee of the General Partner’s Board of Directors. The Partnership’s Board of Directors adopted an Audit Committee Charter during fiscal 2003. A copy of this charter is available on the Partnership’s website at www.Star-Gas.com. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Audit Committee will be conclusively deemed fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the holders of Limited Partnership Units. In addition, the Audit Committee reviews the external financial reporting of the Partnership, selects and engages the Partnership’s independent accountants and approves all non audit engagements of the independent accountants. With respect to the additional matters, the Audit Committee may act on its own initiative to question the General Partner and, absent the delegation of specific authority by the entire Board of Directors, its recommendations will be advisory.

The Board of Directors of the General Partner has adopted a set of Partnership Governance Guidelines in accordance with the requirements of the New York Stock Exchange. A copy of these Guidelines is available on the Partnership’s website at www.Star-Gas.com.

As is commonly the case with publicly traded limited partnerships, the Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. The management and workforce of the propane segment and certain employees of the heating oil segment manage and operate the Partnership’s business as officers of the General Partner and its Affiliates. See Item 1 - Business - Employees.

Directors and Executive Officers of the General Partner

Directors are elected for one-year terms. The following table shows certain information for directors and executive officers of the general partner as of December 9, 2004:

Name	Age	Position with the General Partner
Irik P. Sevin (b)	57	Chairman, President and Chief Executive Officer
Ami Trauber	65	Executive Vice President - Chief Financial Officer
Joseph P. Cavanaugh	67	Chief Executive Officer – Propane Segment
David A. Shinnebarger	45	Executive Vice President – Chief Marketing Officer
Daniel P. Donovan	58	President - Heating Oil Segment
Richard F. Ambury	47	Vice President and Treasurer
Audrey L. Sevin	78	Director, Secretary
Paul Biddelman(a) (b)(c)	58	Director
William P. Nicoletti(c)	59	Director
Stephen Russell(a) (c)	64	Director

(a)	Member of the Compensation Committee

(b)	Member of the Distribution Committee

(c)	Member of the Audit Committee

Irik P. Sevin has been the Chairman of the Board and Chief Executive Officer of Star Gas LLC since March 1999 and President since November 2003. From December 1993 to March 1999, Mr. Sevin served as Chairman of the Board of Directors of Star Gas Corporation, the predecessor general partner. Mr. Sevin has been a Director of Petro since its organization in October 1979, and Chairman of the Board of Petro since January 1993 and served as President of Petro from 1979 through January 1997. Mr. Sevin was an associate in the investment banking division of Kuhn Loeb & Co. and then Lehman Brothers Kuhn Loeb Incorporated from February 1975 to December 1978.

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

Joseph P. Cavanaugh has been Chief Executive Officer of the propane segment since March 1999 and Executive Vice President, Acquisitions of Star Gas LLC since November 2003. From December 1997 to March 1999 Mr. Cavanaugh served as President and Chief Executive Officer of Star Gas Corporation, the predecessor general partner. From October 1979 to December 1997, Mr. Cavanaugh held various financial and management positions with Petro. Prior to his current appointment Mr. Cavanaugh was also active in the Partnership’s management with the development of safety/compliance programs, assisting with acquisitions and their subsequent integration into the Partnership.

David A. Shinnebarger has been Executive Vice President - Chief Marketing Officer of Star Gas LLC since November 2003. From February 2001 to February 2003, Mr. Shinnebarger served as partner at Peppers and Rodgers Group; from March 2000 to February 2001 he served as vice president and general manager of E-Stamp Corporation; from December 1998 to March 2000 he worked as senior engagement manager of McKinsey & Company; from September 1983 to March 1998 he served as marketing manager to the United States Postal Service; and from January 1981 to September 1983 he worked as an executive recruiter for Northrop Services, Inc.

Daniel P. Donovan has been President of the heating oil segment since May 2004. From January 1980 to May 2004, he held various management positions with Meenan Oil, including Vice President and General Manager. From 1971 to 1980, he worked for Mobil Oil. His last position with Mobil Oil was President and General Manger of their heating oil subsidiary in New York City.

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

William P. Nicoletti has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from November 1995 until March 1999. He is Managing Director of Nicoletti & Company, Inc., a private investment banking firm. Mr. Nicoletti was formerly a senior officer and head of Energy Investment Banking for E. F. Hutton & Company, Inc., PaineWebber Incorporated and McDonald Investments, Inc. Mr. Nicoletti is a director of MarkWest Energy Partners, L.P. and Russell-Stanley Holdings, Inc.

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

Meetings and Compensation of Directors

During fiscal 2004, the Board of Directors met seven times. All Directors attended each meeting except that Mr. Russell did not attend two meetings. Each non-management Director receives an annual fee of $27,000 plus $1,500 for each regular meeting attended and $750 for each telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $12,000 while other Audit Committees members receive an annual fee of $6,000. The Chairman of the Compensation Committee receives an annual fee of $6,000 while other non-management members of the Compensation Committee and Distribution Committee receive an annual fee of $3,000. Each member of the Audit Committee receives $1,500 for every regular meeting attended and $750 for every telephonic meeting attended. Each non-management member of the Compensation Committee and Distribution Committee receives $1,000 for each regular meeting attended and $500 for each telephonic meeting attended. In October 2004, a Special Committee of the Board of Directors was established for purposes of reviewing the sale of the propane segment. The members of this Committee received a one-time fee of $100,000 each plus $1,500 for each regular meeting attended and $750 for each telephonic meeting. See “Special Committee” below. Effective October 1, 2004 the lead director receives an annual fee of $10,000. Messrs. Biddelman, Nicoletti and Russell each had 1,700 previously granted restricted senior subordinated units vest for fiscal 2003 under the Partnership’s Director and Employee Unit Incentive Plan. The value as of September 30, 2003 of these Senior Subordinated Units was $34,867 for each director. As of September 30, 2004, each director had 1,700 Restricted Senior Subordinated Units still outstanding that subsequently terminated without vesting as the performance target for such restricted units was not met.

In lieu of director fees, Messrs. Biddelman, Nicoletti and Russell each was granted 2,709 senior subordinated unit appreciation rights during fiscal 2003. Each of these directors forfeited $4,200 of director fees to obtain these rights. The Unit Appreciation Rights vested in three equal installments on October 1, 2002, October 1, 2003 and October 1, 2004. The grantee will be entitled to receive payment in cash for these UARs on October 1, 2005 (subject to deferral to a date no later than October 1, 2007) equal to the excess of the fair market value as defined of a Senior Subordinated Unit on the respective vesting dates over the strike price of $10.70. The Partnership may elect to deliver senior subordinated units in satisfaction of this payment rather than cash, subject to complying with applicable securities regulations. These units were granted under the same program as units granted to the Chief Executive Officer and other certain named executives – see Item 11 – Executive Compensation.

Committees of the Board of Directors

Star Gas LLC’s Board of Directors has three standing committees; an Audit Committee, a Compensation Committee and a Distribution Committee. The members of each such committee are appointed by the Board of Directors for a one-year term and until their respective successors are elected. The Board of Directors has also appointed a Special Committee in connection with the sale of the propane segment, which is discussed below.

Audit Committee

The duties of the Audit Committee are described above under “Partnership Management.”

The current members of the Audit Committee are William P. Nicoletti, Paul Biddelman and Stephen Russell. During fiscal 2004, the audit committee met ten times. Members of the Audit Committee may not be employees of Star Gas LLC or its affiliated companies and must otherwise meet the New York Stock Exchange and SEC independence requirements for service on the Audit Committee. The Partnership’s Board of Director’s has determined that Mr. Nicoletti, the Chairman of the Audit Committee, meets the definition of an Audit Committee financial expert under applicable SEC and NYSE regulations and has also determined that all of the members of the Audit Committee, including Mr. Nicoletti meet the independence requirements of the NYSE and the SEC.

Compensation Committee

The current members of the Compensation Committee are Paul Biddelman and Stephen Russell. Mr. Russell was appointed as a member of the Compensation Committee in December 2004. Pursuant to resolutions adopted by the Board of Directors, effective as of October 1, 2003, the Chief Executive Officer has the authority to recommend (other than with respect to himself) and the Compensation Committee the authority to set: (i) the general compensation policies of the Partnership and any of the Partnership’s subsidiaries or subsidiary partnerships, its general partner or other affiliates whose cost is borne directly or indirectly by Star; (ii) the terms of compensation plans and compensation levels for officers of the Partnership; (iii) the salary and bonus ranges for officers of the Partnership, including the performance criteria and target compensation on all performance based compensation plans or programs and the specific amounts within those ranges; (iv) the terms of any equity or equity-linked securities to be granted to any employee or director of the Partnership; and (v) the accruals to be utilized in the financial statements related to such compensation.

Distribution Committee

The current members of the Distribution Committee are Irik Sevin and Paul Biddelman. The duties of the Distribution Committee are to discuss and review, and recommend to the Board of Directors, the Partnership’s distributions. During fiscal 2004, the Distribution Committee met four times.

Special Committee

In October 2004, the Board of Directors established a special committee of two independent directors (Messrs. Nicoletti and Russell) to exercise all power and authority of the Board of Directors in examining the fairness to the nonaffiliated unitholders of the Partnership taken as a whole, of the consideration to be received by the Partnership from any sale, merger or other similar transaction involving the propane assets and business of the Partnership. For additional information, see “Item 1 – Business – Sale of the Propane Segment; Prepayment of Subsidiaries’ Secured Notes.”

Reimbursement of Expenses of the General Partner

The General Partner does not receive any management fee or other compensation for its management of Star Gas Partners. The General Partner is reimbursed for all expenses incurred on the behalf of Star Gas Partners, including the cost of compensation, which is properly allocable to Star Gas Partners. The partnership agreement provides that the General Partner shall determine the expenses that are allocable to Star Gas Partners in any reasonable manner determined by the General Partner in its sole discretion. In addition, the General Partner and its affiliates may provide services to Star Gas Partners for which a reasonable fee would be charged as determined by the General Partner.

Adoption of Code of Ethics

The Partnership has adopted a written code of ethics that applies to the Partnership’s officers, directors and employees. A copy of the Code of Ethics is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge, by contacting Richard F. Ambury, (203) 328-7200.

Non-Management Directors

The non-management directors on the Board of Directors of the general partner are Messrs. Biddelman, Nicoletti and Russell. The non-management directors have selected Mr. Nicoletti to serve as lead director to chair executive sessions of the non-management directors. Unitholders interested in contacting the lead director or the non-management directors as a group may do so by contacting William P. Nicoletti c/o Star Gas L.P., 2187 Atlantic Street, Stamford, CT, 06902.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the Chief Executive Officer and to the named executive officers for services rendered to Star Gas and its subsidiaries during the fiscal years ended September 30, 2002, 2003 and 2004.

		Summary Compensation Table Annual Compensation										Long-Term Compensation
Name and Principal Position	Year	Salary			Bonus			Other Annual Compensation			Restricted Stock Awards	Securities Underlying UARs	All Other Compensation
Irik P. Sevin,	2004		$650,000			$—			$65,736	(1)	$(2)	77,419
Chairman of the Board, President and Chief Executive Officer	2003 2002	$ $	505,000 596,250	(3)	$ $	985,200 —	(4)	$ $	14,600 14,600	(5) (5)		77,419

Ami Trauber,	2004		$370,800			$—			$12,201	(5)		46,452
Chief Financial Officer (6)	2003		$298,800	(3)		$272,550	(4)		$11,762	(5)		46,452
	2002		$327,000			$—						54,472

Joseph P. Cavanaugh,	2004		$267,800			$—			$494,169	(7)	(2)
Executive Vice President	2003		$267,800			$268,060	(4)		$18,768	(7)
	2002		$257,100			$95,000			$18,755	(7)

David A. Shinnebarger,	2004		$284,375			$—			$—			4,500
Executive Vice President (8)

Daniel P. Donovan,	2004		$253,654			$28,000			$24,614	(5)		22,903
President of Heating Oil Segment (9)

Angelo J. Catania,	2004		$253,167			$—			$252,466	(10)	—		480,000	(11)
Executive Vice President of	2003		$276,250			$576,580	(4)		$11,521	(5)
Heating Oil Segment (12)	2002		$272,880			$—			$14,661	(5)

(1)	This amount represents the following: $15,275 company paid contributions under Petro’s 401(k) defined contribution retirement plan and professional fees totaling $41,153 and $9,328 for personal use of company owned vehicles.

(2)	As of September 30, 2004, the following restricted grants of senior subordinated units granted under the Partnership’s Employee Unit Incentive Plan valued at the September 30, 2004 closing price and the number of units granted were outstanding and not yet vested as follows: Irik P. Sevin - $252,400 (20,000 units), and Joseph P. Cavanaugh - $75,720 (6,000 units).

(3)	Fiscal 2003 salary amounts reflects the reduction in salary that each named executive forfeited to obtain his respective fiscal 2003 grant of restricted unit appreciation rights as follows: Irik P. Sevin - $120,000, and Ami Trauber - $72,000.

(4)	Fiscal 2003 bonus amount includes the value as of September 30, 2003 of senior subordinated units vested in fiscal 2003 under the Partnership’s Director and Employee Unit Incentive Plan as follows: Irik P. Sevin - $410,200, Joseph P. Cavanaugh - $123,060, and Angelo Catania $174,800. Mr. Trauber was also granted 5,000 senior subordinated units for his 2003 bonus performance at a value of $102,550 as of September 30, 2003.

(5)	These amounts represent company paid contributions under Petro’s 401(k) defined contribution retirement plan.

(6)	Mr. Trauber assumed the position of the Chief Financial Officer effective November 1, 2001.

(7)	For fiscal 2002, 2003 and 2004, these amounts represent funds paid in lieu of company paid contributions to the Partnership’s retirement plans. In fiscal 2004, other annual compensation represents a $474,679 distribution from the Partnership’s SERP retirement plan. Mr. Cavanaugh became eligible in fiscal 2004 to receive distributions from the SERP plan.

(8)	Mr. Shinnebarger assumed the position of Executive Vice President effective November 1, 2003.

(9)	Mr. Donovan assumed the position of President of the Heating Oil Segment effective May 1, 2004.

(10)	This amount represents the following: payment of $235,795 to Mr. Catania to surrender any and all rights and benefits granted to him under the Partnership’s Employee Incentive Plan, and $16,671 of company paid contributions under Petro’s 401(k) defined contribution retirement plan.

(11)	Represents a severance payment pursuant to Mr. Catania’s employment agreement.

(12)	Mr. Catania was Executive Vice President of the Heating Oil Segment until May 2004.

Option/UAR Grants in Last Fiscal Year

	Number of Securities Underlying UAR’s Granted		Percent of Total UAR’s Granted to Employees in Fiscal Year				Potential Realizable Value at Assumed Annual Rates of Unit Price Appreciation for Option Term
Name				Exercise Price	Expiration Date		5%	10%
David Shinnebarger	4,500	(a)	100%	$22	(a	)	$7,676	$15,865

(a)	Mr. Shinnebarger was granted 4,500 Unit Appreciation Rights pursuant to his employment agreement. The Rights vest in four equal annual installments commencing in November 2003. Mr. Shinnebarger is entitled to receive a payment in cash in respect of each vested right equal to the excess of the Fair Market Value of a Common Unit on the Vesting Date over $22.00 (as adjusted); provided, however, at any time 30 days before a Right becomes vested, Mr. Shinnebarger has the right to defer payment to any date not more than five years after such Right becomes vested in which case the cash payment shall be deferred until the Deferred Date and shall be based upon the value of a senior subordinated unit on the deferred date rather than the vesting date.

Aggregated Option/UAR Exercises in Last Fiscal Year

and Fiscal Year End Option/UAR Values

Name	Number of Unexercised UARs at September 30, 2004 Exercisable(E)/ Unexercisable(U) (1)		Value of In the Money UARs at September 30, 2004
Irik P. Sevin	513,438	(U)	$2,393,148
Ami Trauber	100,924	(U)	$181,472
Daniel P. Donovan	22,903	(U)	$69,608
David A. Shinnebarger	4,500	(U)	$—

(1)	UARs were not exercisable during the last fiscal year. The UARs listed in the above table include 77,419 UARs and 46,452 UARs, respectively, issued to Messrs. Sevin and Trauber in fiscal 2003 in lieu of salary (see the Summary Compensation Table above). These UARs vested in three equal installments on October 1, 2002; October 1, 2003 and October 1, 2004. Messrs. Sevin and Trauber will be entitled to receive payment in cash for these UARs on October 1, 2005 (subject to deferral to a date no later than October 1, 2007) equal to the excess of the fair market value of a senior subordinated unit on the respective vesting dates over the strike price of $10.70. The Partnership may elect to deliver senior subordinated units in satisfaction of this payment rather than cash, subject to complying with applicable securities regulations. The remaining UARs listed in the above table represent the right of the grantee to receive payment in cash equal to the excess of the fair market value of a senior subordinated unit (Except with respect to Mr. Shinnebarger who was granted common unit appreciation rights. The payment would equal the excess of the fair market value of a common unit.) on the respective vesting dates for such appreciation rights UARs over the respective exercise prices, which range from $7.626 to $20.90 per unit (subject to deferral).

Long-Term Incentive Plans – Awards in Last Fiscal

None

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	(1)	—	240,000

Total	(1)	—	240,000

(1)	Grants to acquire 107,000 senior subordinated units terminated as of September 30, 2004, without vesting when the performance target for such granting was not met.

Employment Contracts

Agreement with Irik Sevin

The Partnership entered into an employment agreement (the “Employment Agreement”) with Mr. Sevin effective October 1, 2001. Mr. Sevin’s Employment Agreement has an initial term of five years, and automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Sevin or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Sevin provides for an annual base salary of $600,000 which shall increase at the rate of $25,000 per year commencing in fiscal 2003. In addition, Mr. Sevin may earn a bonus of up to 80% of his annual base salary (the “Targeted Bonus”) for services rendered based upon certain performance criteria. Mr. Sevin can also earn certain equity incentives if the Partnership meets certain performance criteria specified in the Employment Agreement. In addition, Mr. Sevin is entitled to certain supplemental executive retirement benefits (“SERP”) if he retires after age 65. If a “change of control” (as defined in the Employment Agreement) of the Partnership occurs and prior thereto or at any time within two years subsequent to such change of control the Partnership terminates the Executive’s employment without “cause” or the Executive resigns with “good reason” or the Executive terminates his employment during the thirty day period commencing on the first anniversary of a change of control, then Mr. Sevin will be entitled to (i) a lump sum payment equal to Mr. Sevin’s annual base salary through the Termination Date, to the extent not previously paid, plus a prorated portion of that year’s Targeted Bonus, plus his anticipated annual base salaries, Targeted Bonuses and equity incentives for the three years following the termination date; (ii) the continuation of Mr. Sevin’s group insurance benefits for two years following the termination date; (iii) a cash payment equal to the value of 325,000 senior subordinated units; and (iv) the acceleration of Mr. Sevin’s SERP benefits. If Mr. Sevin’s employment is terminated without “cause” or for “good reason” prior to a change of control, then Mr. Sevin will be entitled to items (i) (but not continued equity incentives), (ii) and (iv) (as described in the prior sentence). Upon Mr. Sevin’s death or disability, Mr. Sevin (or in the event of his death, his named beneficiary, or, if none, his estate) will receive a monthly payment beginning on his death or disability and continuing until age 65 (or in the case of his death until he would have reached age 65) equal to 60% of his base salary plus the prior year bonus divided by 12, but each payment is reduced by the monthly payment paid under other plans maintained by the Partnership. The Employment Agreement provides that if any payment received by Mr. Sevin is subject to a federal excise tax under Section 4999 of the Internal Revenue Code, the payment will be grossed up to permit Mr. Sevin to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

Agreement with Daniel P. Donovan

The Partnership entered into an employment agreement with Mr. Donovan effective as of May 5, 2004. Mr. Donovan’s employment agreement has a term of three years unless otherwise terminated in accordance with the employment agreement. The employment agreement provides for an annual base salary of $300,000. In addition, Mr. Donovan may earn a bonus of up to 35% of his base salary for services rendered based upon certain performance criteria. Mr. Donovan is also entitled to receive 10,000 units annually under a long-term incentive plan that is to be developed by the Partnership. The employment agreement provides for one year’s salary as severance if Mr. Donovan’s employment is terminated without cause or by Mr. Donovan for good reason.

Agreement with Joseph P. Cavanaugh

In connection with the sale of the propane segment, the Partnership has agreed to pay the segment’s Chief Executive Officer, Joseph Cavanaugh, a bonus equal to three times Mr. Cavanaugh’s annual salary and bonus upon the successful completion of the sale.

Agreement with David Shinnebarger

The Partnership entered into an employment agreement with Mr. Shinnebarger effective as of November 17, 2003. Mr. Shinnebarger’s employment agreement has an initial term of three years unless earlier terminated in accordance with the employment agreement. The Employment Agreement provides for an initial annual base salary of $325,000. In addition, Mr. Shinnebarger may earn a bonus of up to 100% of the base salary for services rendered based upon certain performance criteria. The annual base salary will be increased in years 2 and 3 in accordance with normal salary adjustments made to the Partnership’s other senior executives. The potential bonus increases to 150% of the base salary in the second year of employment and 200% of the base salary in the third year of employment. A portion of any bonus is payable in cash and a portion is payable in Common Units. Mr. Shinnebarger was also granted 4,500 common unit appreciation rights with the strike price of $22 per unit which vest 25% upon grant and 25% per year on each of the three anniversary dates thereafter. The employment agreement provides for six months salary as termination pay if Mr. Shinnebarger’s employment is terminated without cause or by Mr. Shinnebarger for good reason.

Agreement with Angelo Catania

As a result of Mr. Catania’s termination of employment in May 2004, the Partnership paid Mr. Catania a lump sum payment equal to $480,000 as severance pursuant to his employment agreement. Mr. Catania is subject to post-employment restrictions, such as confidentiality, non-competition and non-solicitation restrictions.

401(k) Plan

Mr. Sevin, Mr. Trauber and Mr. Ambury are covered under a 401(k) defined contribution plan maintained by Petro. Participants in the plan may elect to contribute a sum not to exceed 17% of a participant’s compensation or the maximum limit under the Internal Revenue Code. Under this plan, Petro makes a 4% core contribution of a participant’s compensation up to $205,000 and matches 2/3 of each amount that a participant contributes with a maximum employer match of 2%.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of December 9, 2004 of common units, senior subordinated units, junior subordinated units and general partner units by:

(1)	Star Gas LLC and certain beneficial owners;

(2)	each of the named executive officers and directors of Star Gas LLC;

(3)	all directors and executive officers of Star Gas LLC as a group; and

(4)	each person the Partnership knows to hold 5% or more of Star Gas Partners’ units.

Except as indicated, the address of each person is c/o Star Gas Partners, L.P. at 2187 Atlantic Street, Stamford, Connecticut 06902-0011.

	Common Units		Senior Subordinated Units				Junior Subordinated Units		General Partner Units(a)
Name	Number	Percentage	Number		Percentage		Number	Percentage	Number		Percentage
Star Gas LLC	—	—%	29,133		*	%	—	—%	325,729		100%
Irik P. Sevin	—	—	56,469	(b)	1.6		53,426	15.5	325,729	(b)	100
Audrey L. Sevin	6,000	*	42,829	(b)	1.4		153,131	44.3	325,729	(b)	100
Hanseatic Americas, Inc.	—	—	29,133	(b)	*		138,807	40.2	325,729	(b)	100
Paul Biddelman	—	—	8,057		*		—	—	—		—
William P. Nicoletti	—	—	5,252		*		—	—	—		—
Stephen Russell	—	—	5,252		*		—	—	—		—
Richard F. Ambury	2,125	*	—		—		—	—	—		—
Ami Trauber	—	—	—		—		—	—	—		—
Joseph P. Cavanaugh	1,000	*	9,169		—		—	—	—		—
David Shinnebarger	—	—	—		—		—	—	—		—
Daniel P. Donovan	—	—	—		—		—	—	—		—

All officers and directors and Star Gas LLC as a group (11 persons)	9,125	*	97,895		3.0%		206,557	59.8%	325,729		100%
Third Point Management Company LLC(c)	2,000,000	6.2%

(a)	For purpose of this table, the number of General Partner Units is deemed to include the 0.01% General Partner interest in Star Gas Propane.

(b)	Assumes each of Star Gas LLC owners may be deemed to beneficially own all of Star Gas LLC’s general partner units and senior subordinated units, however, they disclaim beneficial ownership of these units, except to the extent of their proportionate interest therein.

(c)	According to a Schedule 13G filed with the SEC on October 26, 2004, Third Point Management Company L.L.C. (“Third Point”) is a Delaware limited liability, which serves as investment manager or adviser to a variety of hedge funds and managed accounts with respect to Common Units directly owned by the funds and accounts. Mr. Daniel S. Loeb is the managing director of Third Point and controls its business activities with respect to the Common Units. Third Point’s address is 360 Madison Avenue, New York, NY 10017.

*	Amount represents less than 1%.

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

Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Forms 5 were required for those persons, the General Partner believes that during fiscal year 2004 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner, except that Mr. Trauber did not timely file one Form 4 relating to the purchase of 132,488 senior subordinated units pursuant to an automatic dividend reinvestment transaction in his brokerage account that occurred without his knowledge.

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

Mrs. Audrey Sevin, a Director of the General Partner, also serves as the Secretary of the General Partner. As a full-time employee of the Partnership, Mrs. Audrey Sevin provides employee and unitholder relations services for which she receives a salary of $199,000 per annum. Mrs. Sevin was the beneficiary of a retirement plan for her late husband, Mr. Malvin Sevin. Petro Inc., a subsidiary of the Partnership, paid Mrs. Sevin $300,000 per annum from January 1993 until December 2002 as the beneficiary of his retirement plan.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2003 and 2004, and for fees billed for other services rendered by KPMG LLP (in thousands).

	2003	2004
Audit Fees (1)	$877	$900
Audit-Related Fees (2)	171	298

Audit and Audit-Related Fees	1,048	1,198
Tax Fees (3)	335	261

Total Fees	$1,383	$1,459

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership, review of and preparation of consents for registration statements filed with the Securities and Exchange Commission, for review of the Partnership’s tax provision and for subsidiary statutory audits. Audit fees incurred in connection with registration statements were $227,000 and $236,000 for fiscal years 2003 and 2004, respectively.

(2)	Audit-related fees were principally for audits of financial statements of certain employee benefit plans, internal controls reviews and other services related to financial accounting and reporting standards.

(3)	Tax fees related to services for tax consultation and tax compliance.

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

Promptly after the effective date of the Sarbanes-Oxley Act of 2002, the Audit Committee approved all non-audit services being performed at that time by the Partnership’s principal accountant. On June 18, 2003, the Audit Committee adopted its pre-approval policies and procedures. Since that date, there have been no non-audit services rendered by the Partnership’s principal accountants that were not pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2.	Financial Statement Schedule.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3.	Exhibits.

See “Index to Exhibits” set forth on page 66

INDEX TO EXHIBITS

Exhibit Number	Description
4.2	Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P.(2)

4.3	Amended and Restated Agreement of Limited Partnership of Star Gas Propane, L.P.(2)

4.4	Amendment No. 1 dated as of April 17, 2001 to Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P.(11)

4.5	Unit Purchase Rights Agreement dated April 17, 2001(12)

4.6	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P.(16)

4.7	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Star Gas Partners.(20)

4.8	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Star Gas Propane.(20)

10.2	Form of Conveyance and Contribution Agreement among Star Gas Corporation, the Partnership and the Operating Partnership.(3)

10.3	Form of First Mortgage Note Agreement among certain insurance companies, Star Gas Corporation and Star Gas Propane L.P.(3)

10.4	Intercompany Debt(3)

10.5	Form of Non-competition Agreement between Petro and the Partnership(3)

10.6	Form of Star Gas Corporation 1995 Unit Option Plan(3)(10)

10.7	Amoco Supply Contract(3)

10.11	Note Agreement, dated as of January 22, 1998, by and between Star Gas and The Northwestern Mutual Life Insurance Company(6)

10.14	Agreement and Plan of Merger by and among Petroleum Heat and Power Co., Inc., Star Gas Partners, L.P., Petro/Mergeco, Inc., and Star Gas Propane, L.P.(2)

10.15	Exchange Agreement(2)

10.16	Amendment to the Exchange Agreement dated as of February 10, 1999(2).

10.19	$12,500,000 8.67% First Mortgage Notes, Series A, due March 30, 2012.

$15,000,000 8.72% First Mortgage Notes, Series B, due March 30, 2015 dated as of March 30, 2000(5)

10.21	June 2000 Star Gas Employee Unit Incentive Plan(6)(10)

10.22	$40,000,000 Senior Secured Note Agreement(7)

10.23	Note Purchase Agreement for $7,500,000 – 7.62% First Mortgage Notes, Series A, due April 1, 2008 and $22,000,000 – 7.95% First Mortgage Notes, Series B, due April 1, 2011(8)

10.26	Note Agreement dated as of July 30, 2001 for $103,000,000 by Star Gas Partners, L.P., Petro Holdings, Inc., Petroleum Heat and Power Co., Inc., and the agents Bank of America, N.A. and First Union Securities, Inc.(14)

10.27	Employment agreement dated as of September 30, 2001 between Star Gas LLC, and Irik P. Sevin.(10)(14)

10.28	Meenan Equity Purchase Agreement dated July 31, 2001(13)

10.32	Amended and restated credit agreement dated September 23, 2003, between Star Gas Propane, LP and the agents, JPMorgan Chase Bank and Wachovia Bank, N.A.(19)

10.33	Parity debt agreement, dated September 30, 2003, between Star Gas Propane, LP, and the agents, Fleet National Bank, Wachovia Bank, N.A. and JPMorgan Chase Bank(19)

10.34	Employment agreement between Petro Holdings, Inc. and Angelo J. Catania(10)(19)

10.35	Credit agreement dated December 22, 2003, between Petroleum Heat and Power Co., Inc. and the agents, Fleet National Bank, JPMorgan Chase Bank and LaSalle Bank National Association.(17)

10.36	First supplemental indenture dated January 22, 2004 to the indenture dated February 6, 2003 for the Partnership’s 10 ¼% Senior Notes due 2013.(17)

10.37	Agreement to sell the stock and business of Total Gas & Electric.(18)

10.38	Indenture for the 10 ½% senior notes due February 2013.(2)

10.39	Letter Amendment and Waiver No. 2 to Petro Credit Agreement.(1)

10.40	Employment Agreement between the Registrant and David Shinnebarger.(1)(10)

10.41	Employment Agreement between Petro Holdings, Inc. and Daniel P. Donovan.(1)(10)

10.42	Interest Purchase Agreement for the sale of the propane operations(20)

10.43	Non-Competition Agreement(20)

14	Code of ethics(19)

21	Subsidiaries of the Registrant(1)

23.1	Consent of KPMG LLP(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

INDEX TO EXHIBITS (continued)

(1)	Filed herewith.

(2)	Incorporated by reference to an Exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-103873, filed with the Commission March 17, 2003.

(3)	Incorporated by reference to the same Exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-98490, filed with the Commission on December 13, 1995.

(4)	Incorporated by reference to the same Exhibit to Registrant’s Registration Statement on Form S-3, File No. 333-47295, filed with the Commission on March 4, 1998.

(5)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 26, 2000.

(6)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2000.

(7)	In Accordance with item 601(B)(4)(iii) of Regulation S-K, the Partnership will provide a copy of this document to the SEC upon request.

(8)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2001.

(9)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2001.

(10)	Management compensation agreement.

(11)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 16, 2001.

(12)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 18, 2001.

(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2001.

(14)	Incorporated by reference to the same Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2001.

(15)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Qfiled with the Commission on April 30, 2002.

(16)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on June 30, 2003.

(17)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 31, 2003.

(18)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 31, 2004.

(19)	Incorporated by reference to the same exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, that was filed with the Commission on December 22, 2003.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the General Partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
By:	Star Gas LLC (General Partner)

By:	/s/ Irik P. Sevin
Irik P. Sevin
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Irik P. Sevin Irik P. Sevin	Chairman of the Board, Chief Executive Officer and Director Star Gas LLC	December 14, 2004

/s/ Ami Trauber Ami Trauber	Chief Financial Officer (Principal Financial and Accounting Officer) Star Gas LLC	December 14, 2004

/s/ Audrey L. Sevin Audrey L. Sevin	Director Star Gas LLC	December 14, 2004

/s/ Paul Biddelman Paul Biddelman	Director Star Gas LLC	December 14, 2004

/s/ William P. Nicoletti William P. Nicoletti	Director Star Gas LLC	December 14, 2004

/s/ Stephen Russell Stephen Russell	Director Star Gas LLC	December 14, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Star Gas Finance Company
By:	(Registrant)

By:	/s/ Irik P. Sevin
Irik P. Sevin
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Irik P. Sevin Irik P. Sevin	Chairman of the Board, Chief Executive Officer and Director (Principle Executive Officer) Star Gas Finance Company	December 14, 2004

/s/ Ami Trauber Ami Trauber	Chief Financial Officer (Principal Financial and Accounting Officer) Star Gas Finance Company	December 14, 2004

/s/ Audrey L. Sevin Audrey L. Sevin	Director Star Gas Finance Company	December 14, 2004

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page

Part II	Financial Information:

Item 8 - Financial Statements

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of September 30, 2003 and 2004	F-3

	Consolidated Statements of Operations for the years ended September 30, 2002, 2003 and 2004	F-4

	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2002, 2003 and 2004	F-5

	Consolidated Statements of Partners’ Capital for the years ended September 30, 2002, 2003 and 2004	F-6

	Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2003 and 2004	F-7

	Notes to Consolidated Financial Statements	F-8 - F-35

Schedule for the years ended September 30, 2002, 2003 and 2004

	II. Valuation and Qualifying Accounts	F-36

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2003 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Partnership’s home heating oil segment advised its bank lenders that the heating oil segment would not be able to make the required representations included in the borrowing certificate under its working capital line of credit and that it is unlikely that it would be able to meet certain conditions for drawing under this line of credit for the quarter ending December 31, 2004 and for the foreseeable future thereafter. The heating oil segment entered into a letter amendment and waiver under its credit agreement whereby it enables borrowings under its working capital line of credit through December 17, 2004. After that date, no further borrowings will be available under this working capital line of credit. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 3 and 8 to the consolidated financial statements, Star Gas Partners, L.P. adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of October 1, 2002.

KPMG LLP

Stamford, Connecticut

December 10, 2004

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended September 30,
(in thousands)	2003	2004
ASSETS
Current assets
Cash and cash equivalents	$10,044	$16,058
Receivables, net of allowance of $7,542 and $7,180, respectively	100,511	103,432
Inventories	38,561	47,624
Prepaid expenses and other current assets	51,470	67,057
Net current assets of discontinued operations	10,523	—

Total current assets	211,109	234,171

Property and equipment, net	261,867	247,524
Long-term portion of accounts receivables	7,145	6,337
Goodwill	272,740	276,137
Intangibles, net	201,468	180,239
Deferred charges and other assets, net	14,414	16,568
Net long-term assets of discontinued operations	6,867	—

Total Assets	$975,610	$960,976

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$27,140	$35,940
Working capital facility borrowings	12,000	8,000
Current maturities of long-term debt	22,847	24,418
Accrued expenses	82,356	73,168
Unearned service contract revenue	32,036	36,768
Customer credit balances	74,716	84,162
Net current liabilities of discontinued operations	7,569	—

Total current liabilities	258,664	262,456

Long-term debt	499,341	503,668
Other long-term liabilities	27,829	25,081
Partners’ capital (deficit)
Common unitholders	210,636	167,367
Subordinated unitholders	(57)	(6,768)
General partner	(3,082)	(3,702)
Accumulated other comprehensive income (loss)	(17,721)	12,874

Total Partners’ capital	189,776	169,771

Total Liabilities and Partners’ Capital	$975,610	$960,976

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2002	2003	2004
Sales:
Product	$814,360	$1,190,913	$1,238,582
Installations, service and appliances	171,535	191,355	215,355

Total sales	985,895	1,382,268	1,453,937
Cost and expenses:
Cost of product	446,551	737,405	779,878
Cost of installations, service and appliances	182,809	201,153	216,175
Delivery and branch expenses	235,708	293,523	325,686
Depreciation and amortization expenses	57,227	52,493	57,343
General and administrative expenses	26,271	50,331	30,029

Operating income	37,329	47,363	44,826
Interest expense	(40,495)	(44,432)	(49,362)
Interest income	3,425	3,865	3,459
Amortization of debt issuance costs	(1,447)	(2,232)	(3,646)
Loss on redemption of debt	—	(181)	—

Income (loss) from continuing operations before income taxes	(1,188)	4,383	(4,723)
Income tax expense (benefit)	(1,456)	1,500	1,525

Income (loss) from continuing operations	268	2,883	(6,248)
Income (loss) from discontinued operations before cumulative effect of change in accounting principle, and loss on sale of segment, net of income taxes	(11,437)	1,230	923
Loss on sale of segment, net of income taxes	—	—	(538)
Cumulative effect of changes in accounting principle for discontinued operations - Adoption of SFAS No. 142	—	(3,901)	—

Net income (loss)	$(11,169)	$212	$(5,863)

General Partner’s interest in net income (loss)	$(116)	$2	$(57)

Limited Partners’ interest in net income (loss)	$(11,053)	$210	$(5,806)

Basic and diluted income (loss) from continuing operations per Limited Partner unit	$0.01	$0.09	$(0.18)

Basic and diluted net income (loss) per Limited Partner unit	$(0.38)	$0.01	$(0.16)

Weighted average number of Limited Partner units outstanding:
Basic	28,790	32,659	35,205

Diluted	28,821	32,767	35,205

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
(in thousands)	2002	2003	2004
Net income (loss)	$(11,169)	$212	$(5,863)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	12,968	(5,425)	29,436
Unrealized gain (loss) on pension plan obligations	(11,596)	(1,469)	1,159

Comprehensive gain (loss)	$(9,797)	$(6,682)	$24,732

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2001	$(4,149)	$(8,050)	$(12,199)
Reclassification to earnings	—	16,252	16,252
Unrealized loss on pension plan obligations	(11,596)	—	(11,596)
Unrealized loss on derivative instruments	—	(3,284)	(3,284)

Other comprehensive income (loss)	(11,596)	12,968	1,372

Balance as of September 30, 2002	(15,745)	4,918	(10,827)
Reclassification to earnings	—	(8,074)	(8,074)
Unrealized loss on pension plan obligations	(1,469)	—	(1,469)
Unrealized gain on derivative instruments	—	2,649	2,649

Other comprehensive loss	(1,469)	(5,425)	(6,894)

Balance as of September 30, 2003	(17,214)	(507)	(17,721)
Reclassification to earnings	—	(11,843)	(11,843)
Unrealized gain on pension plan obligations	1,159	—	1,159
Unrealized gain on derivative instruments	—	41,279	41,279

Other comprehensive income	1,159	29,436	30,595

Balance as of September 30, 2004	$(16,055)	$28,929	$12,874

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2002, 2003 and 2004

	Number of Units				Common	Senior Sub.	Junior Sub.	General Partner	Accumulative Other Comprehensive Income (Loss)	Total Partners’ Capital
(in thousands, except per unit amounts)	Common	Senior Sub.	Junior Sub.	General Partner
Balance as of September 30, 2001	23,394	2,717	345	326	$209,911	$3,483	$(711)	$(2,220)	$(12,199)	$198,264
Issuance of units:
Common	5,576				100,409					100,409
Senior Subordinated		417				6,742				6,742
Net Loss					(9,815)	(1,115)	(123)	(116)		(11,169)
Other Comprehensive Income, net									1,372	1,372
Unit Compensation Expense:
Common					201					201
Senior Subordinated						166				166
Distributions:
($2.30 per unit)					(58,010)					(58,010)
($1.65 per unit)						(4,939)				(4,939)
($1.15 per unit)							(398)	(374)		(772)

Balance as of September 30, 2002	28,970	3,134	345	326	242,696	4,337	(1,232)	(2,710)	(10,827)	232,264
Issuance of units	1,701	8			34,180					34,180
Net Income					189	20	1	2		212
Other Comprehensive Loss, net									(6,894)	(6,894)
Unit Compensation Expense:
Common					204					204
Senior Subordinated						2,402				2,402
Distributions:
($2.30 per unit)					(66,633)					(66,633)
($1.65 per unit)						(5,188)				(5,188)
($1.15 per unit)							(397)	(374)		(771)

Balance as of September 30, 2003	30,671	3,142	345	326	210,636	1,571	(1,628)	(3,082)	(17,721)	189,776
Issuance of units	1,495	103			34,996					34,996
Net Loss					(5,222)	(530)	(54)	(57)		(5,863)
Other Comprehensive Income, net									30,595	30,595
Unit Compensation Expense:
Common					76					76
Senior Subordinated						10				10
Distributions:
($2.30 per unit)					(73,119)					(73,119)
($1.725 per unit)						(5,540)	(597)	(563)		(6,700)

Balance as of September 30, 2004	32,166	3,245	345	326	$167,367	$(4,489)	$(2,279)	$(3,702)	$12,874	$169,771

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2002	2003	2004
Cash flows provided by (used in) operating activities:
Net income (loss)	$(11,169)	$212	$(5,863)
Deduct: (Income) loss from discontinued operations	11,437	(1,230)	(923)
Loss on sale of discontinued operations	—	—	538
Add: Cumulative effect of change in accounting principles for the adoption of SFAS No. 142 for discontinued operations	—	3,901	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,227	52,493	57,343
Amortization of debt issuance cost	1,447	2,232	3,646
Loss on redemption of debt	—	181	—
Unit compensation expense	367	2,606	86
Provision for losses on accounts receivable	4,315	7,726	8,749
(Gain) loss on sales of fixed assets, net	336	(156)	(226)
Changes in operating assets and liabilities, net of amounts related to acquisitions:
Decrease (increase) in receivables	9,691	(23,991)	(10,683)
Decrease (increase) in inventories	1,587	1,610	(8,613)
Decrease (increase) in other assets	(17,671)	(12,314)	7,001
Increase (decrease) in accounts payable	(11,559)	10,054	9,050
Increase in other current and long-term liabilities	18,025	7,271	5,735

Net cash provided by operating activities	64,033	50,595	65,840

Cash flows provided by (used in) investing activities:
Capital expenditures	(14,340)	(18,377)	(9,424)
Proceeds from sales of fixed assets	1,882	1,679	2,251
Cash proceeds from disposition of segment	—	—	12,495
Acquisitions	(49,004)	(84,391)	(17,471)

Net cash used in investing activities	(61,462)	(101,089)	(12,149)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	89,850	178,000	170,900
Working capital facility repayments	(75,250)	(189,000)	(174,900)
Acquisition facility borrowings	73,250	94,600	8,550
Acquisition facility repayments	(54,650)	(81,600)	(54,150)
Proceeds from issuance of debt	—	197,333	70,512
Repayment of debt	(22,931)	(155,543)	(18,721)
Distributions	(63,721)	(72,592)	(79,819)
Proceeds from issuance of Common Units	100,244	34,180	34,996
Increase in deferred charges	(2,103)	(8,917)	(6,535)
Other	92	—	—

Net cash provided by (used in) financing activities	44,781	(3,539)	(49,167)

Net cash provided by (used in) discontinued operations	(3,471)	3,070	1,490

Net increase (decrease) in cash	43,881	(50,963)	6,014
Cash and cash equivalents at beginning of period	17,126	61,007	10,044

Cash and cash equivalents at end of period	$61,007	$10,044	$16,058

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a diversified home energy distributor and services provider, specializing in heating oil and propane. Star Gas is a master limited partnership, which at September 30, 2004 had outstanding 32.2 million common units (NYSE: “SGU” representing an 89.1% limited partner interest in Star Gas Partners) and 3.2 million senior subordinated units (NYSE: “SGH” representing a 9.0% limited partner interest in Star Gas Partners). Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.0% limited partner interest) and 0.3 million general partner units (representing a 0.9% general partner interest).

The Partnership is organized as follows:

•	Star Gas Propane, L.P. (“Star Gas Propane”) is the Partnership’s operating subsidiary and, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership’s assets, sales and earnings. Both the Partnership and Star Gas Propane are Delaware limited partnerships that were formed in October 1995 in connection with the Partnership’s initial public offering. The Partnership is the sole limited partner of Star Gas Propane with a 99.99% limited partnership interest.

•	The general partner of both the Partnership and Star Gas Propane is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. Star Gas LLC owns an approximate 1% general partner interest in the Partnership and also owns an approximate 0.01% general partner interest in Star Gas Propane.

•	The Partnership’s propane operations (the “propane segment”) are conducted through Star Gas Propane and its direct subsidiaries. Star Gas Propane markets and distributes propane gas and related products to approximately 334,000 customers located primarily in the Midwest, Northeast, Florida and Georgia. See Note 2 regarding the sale of the propane segment.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct and indirect subsidiaries. Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of Star Gas Propane. Petro is a retail distributor of home heating oil and serves approximately 515,000 customers in the Northeast and Mid Atlantic region.

•	Star Gas Finance Company is a direct wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $265 million 10¼% Senior Notes, which are due in 2013. The Partnership is dependent on distributions from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

2)	Recent Events

On October 13, 2004, the Partnership advised the heating oil segment’s bank lenders that this segment would not be able to make the required representations included in the borrowing certificate under its working capital line. In addition, the Partnership notified such lenders that, for the quarter ending December 31, 2004 and for the foreseeable future thereafter, the heating oil segment will be unlikely to satisfy the drawing condition that requires that the consolidated funded debt of the Partnership not exceed 5.00 times its consolidated operating cash flow. Further, the Partnership advised the lenders that the heating oil segment may not be able to maintain a zero balance under the working capital facility (except for letter of credit obligations) for 45 consecutive days from April 1, 2005 to September 30, 2005, as required by the heating oil segment’s covenants.

2)	Recent Events - (continued)

On October 15, 2004, the heating oil segment’s bank lenders had agreed to permit the heating oil segment to request new working capital advances daily while the Partnership was in discussions with such bank lenders about modifying the terms and conditions of the heating oil segment’s credit agreement. In connection with that understanding the bank lenders requested that the Partnership allow an independent financial advisor to review the heating oil segment’s operations and performance on their behalf.

On November 5, 2004, the Partnership’s heating oil segment entered into a letter amendment and waiver under its credit agreement with Wachovia Bank, N.A. As a result of the amendment, the heating oil segment was able to continue to borrow funds under the credit agreement to support its working capital requirements for the near term. The amendment provides for the waiver, through December 17, 2004, of various terms under the credit agreement. The amendment also amends for the waiver period the financial covenant regarding the Partnership’s consolidated funded debt to cash flow ratio and the financial covenant regarding the heating oil segment’s cash flow to interest expense ratio.

On October 28, 2004, the Partnership’s propane segment entered into a commitment letter with JPMorgan Securities Inc. and JPMorgan Chase Bank. Under the commitment letter, as amended, JP Morgan Chase Bank committed, subject to certain conditions, to provide a $350 million ($260 million, if the propane segment is sold, as discussed below) asset-based senior secured revolving credit facility referred to herein as the revolving credit facility and a $300 million senior secured bridge facility referred to herein as the bridge facility to refinance (the “refinancing transactions”) all of the heating oil segment’s and the propane segment’s (if the propane segment is not sold) working capital facilities and senior secured notes.

On November 18, 2004, the Partnership entered into an agreement to sell its propane segment, held largely through Star Gas Propane to Inergy Propane LLC (“Inergy”), the operating subsidiary of Inergy, L.P., for $475 million subject to certain adjustments. In addition, the Partnership gave notice to holders of the heating oil segments secured notes of its optional election to prepay such secured notes, representing an aggregate payment, including principal, interest and estimated premium, of approximately $182 million. The Partnership subsequently gave notice of its optional election to prepay its propane segment’s secured notes involving an aggregate payment including principal, interest and estimated premium, of approximately $114 million. The aggregate amount payable with regard to both sets of secured notes is approximately $296 million. The Partnership expects to recognize a loss on the early redemption of this debt.

The Partnership’s commitment from JP Morgan Chase is not contingent upon the consummation of the sale of the propane segment. Accordingly, the Partnership believes it would be able to draw down JP Morgan Chase’s bridge facility to repay the Partnership’s subsidiaries’ secured notes which will become due on December 17, 2004 because of the Partnership’s notice of prepayment. The Partnership also intends to close on that date the asset based revolving credit agreement underwritten by JP Morgan Chase to replace the existing revolving credit agreements of the Partnership’s subsidiaries. The JP Morgan Chase commitment for the bridge facility and the revolving credit facility are subject to a number of conditions and there can be no assurance that the Partnership will meet those conditions.

If the propane segment is sold (either before or after December 17, 2004), the revolving credit facility requires that the total commitment be reduced to $260 million and the liens on all of the assets of the propane segment be released.

If the Partnership is unable to close the new revolving credit facility and either the bridge facility or the sale of the propane segment by December 17, 2004, the Partnership would be unable to refinance the heating oil segment’s and propane segment’s credit facilities and to repay the heating oil segment’s and propane segment’s institutional indebtedness, which are due and payable on such date. In such an event, if the Partnership were not successful in rescheduling the maturity dates of such indebtedness, the Partnership may be forced to seek the protection of the bankruptcy courts.

3)	Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The Partnership’s natural gas and electricity operations segment which was acquired in April 2000 was sold on March 31, 2004. These operations were conducted through Total Gas & Electric, Inc. (“TG&E”), a Florida corporation. As a result of the sale of the TG&E segment, the Partnership has restated its fiscal years ended September 30, 2002 and September 30, 2003, results to include the results of the TG&E segment as a component of discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Revenue Recognition

Sales of propane, heating oil, propane/heating oil and air conditioning equipment are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from repairs and maintenance service is recognized upon completion of the service. With respect to annually billed customer tank rental charges, revenues are recorded on a straight-line basis over one year. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year.

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

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. The Partnership amortized goodwill using the straight-line method over a twenty-five year period for goodwill acquired prior to July 1, 2001. In accordance with the provisions of SFAS No. 141 “Business Combinations”, goodwill acquired after June 30, 2001 was not amortized. On October 1, 2002, the Partnership adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. On October 1, 2002, the Partnership ceased amortization of all goodwill. The Partnership also recorded a non-cash charge of $3.9 million in its first fiscal quarter of 2003 to reduce the carrying value of the discontinued TG&E segment’s goodwill. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s consolidated statement of operations for the year ended September 30, 2003. The Partnership performed its annual impairment review during its fiscal fourth quarter and it concluded that there was no impairment to the carrying value of goodwill, as of August 31, 2004.

Customer lists are the names and addresses of the acquired company’s patrons. Based on the historical retention experience of these lists, Star Gas Propane amortizes customer lists on a straight-line basis over ten to fifteen years. Petro amortizes customer lists on a straight-line basis over seven to ten years.

Covenants not to compete are non-compete agreements established with the owners of an acquired company and are amortized over the respective lives of the covenants on a straight-line basis, which are generally five years.

3)	Summary of Significant Accounting Policies - (continued)

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

Deferred Charges

Deferred charges represent the costs associated with the issuance of debt instruments and are amortized over the lives of the related debt instruments.

Advertising Expense

Advertising costs are expensed as they are incurred. Advertising expenses were $6.8 million, $8.2 million and $9.1 million in 2002, 2003 and 2004, respectively.

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

Insurance Reserves

The Partnership accrues for workers’ compensation, general liability and auto claims not covered under its insurance policies based upon actuarial expectations as to what its ultimate liability will be for these claims.

Employee Unit Incentive Plan

When applicable, the Partnership accounts for stock-based compensation arrangements in accordance with APB No. 25. Compensation costs for fixed awards on pro-rata vesting are recognized on a straight-line basis over the vesting period. The Partnership adopted an employee and director unit incentive plan to grant certain employees and directors senior subordinated limited partner units (“incentive units”), as an incentive for increased efforts during employment and as an inducement to remain in the service of the Partnership. Grants of incentive units vest as follows: twenty percent immediately, with the remaining amount vesting annually over four consecutive installments if the Partnership achieves annual targeted distributable cash flow. The Partnership records an expense for the incentive units granted, which require no cash contribution, over the vesting period for those units which are probable of being issued.

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

3)	Summary of Significant Accounting Policies - (continued)

Concentration of Revenue with Price Plan Customers

During fiscal 2004, approximately 43% of the heating oil volume sold in the heating oil segment and approximately 15% of the retail volume sold at the propane segment was sold to individual customers under an agreement pre-establishing a fixed or maximum sales price of home heating oil over a twelve month period (“price plan customers”). The fixed or maximum price at which home heating oil is sold to these price plan customers is generally renegotiated prior to the heating season of each year based on current market conditions. The heating oil segment currently enters into derivative instruments (futures, options, collars and swaps) for a substantial majority of the heating oil it anticipates selling to these price plan customers. Should events occur after a price plan customer’s price is established that increases the cost of home heating oil above the amount anticipated, margins for the price plan customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the price plan customers whose heating oil was purchased in advance could be lower than expected, while those customers whose heating oil was not purchased in advance would be unaffected or higher than expected.

Derivatives and Hedging

The Partnership uses derivative instruments to manage the majority of its exposure to market risk related to changes in the current and future market price of home heating oil and propane purchased for resale to price plan customers. It is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale to price plan customers through the use of derivative instruments when appropriate. To a lesser extent, the Partnership may hedge the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil and propane purchased for resale to price plan customers, (ii) hedge the downside price risk of firm purchase commitments and in some cases physical inventory on hand.

All derivative instruments are recognized on the balance sheet at their fair market value. On the date the derivative contract is entered into, the Partnership designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted purchase or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Partnership formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Partnership also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items.

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

4)	Discontinued Operations

TG&E was the partnership’s energy reseller that marketed natural gas and electricity to residential households in deregulated energy markets in New York, New Jersey, Florida and Maryland and served approximately 65,000 residential customers. TG&E’s operations were conducted through Total Gas & Electric, Inc., a Florida corporation, that was an indirect wholly-owned subsidiary of Petro. On March 31, 2004, the Partnership sold the stock and business of TG&E in an all-cash transaction to a private party. The Partnership received proceeds of approximately $12.5 million and recorded a loss of $538,000 from the sale of TG&E. As a result of the sale of the TG&E segment and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership has restated its fiscal years ended September 30, 2002 and September 30, 2003, to include the results of the TG&E segment as a component of discontinued operations. Income (loss) from discontinued operations does not include allocations of interest expense from the Partnership.

Income from discontinued operations for the years ended September 30, are as follows (in thousands):

	Years Ended September 30,
	2002	2003	2004
Sales	$39,163	$81,480	$52,413
Cost of sales	32,618	71,789	46,867
Depreciation and amortization	1,822	667	258
General and administrative expenses	15,728	7,780	4,255

	(11,005)	1,244	1,033
Net interest expense	432	14	—

Income (loss) from discontinued operations before income taxes, loss on sale of segment and cumulative effect of changes in accounting principles, net of taxes	(11,437)	1,230	1,033
Income tax expense	—	—	110

Income (loss) from discontinued operations before cumulative effect of changes in accounting principles, net of income taxes	(11,437)	1,230	923

Cumulative effects of changes in accounting principles	—	(3,901)	—

Income (loss) from discontinued operations	$(11,437)	$(2,671)	$923

5)	Quarterly Distribution of Available Cash

In general, the Partnership has distributed to its partners on a quarterly basis all “Available Cash.” Available Cash generally means, with respect to any fiscal quarter, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (1) provide for the proper conduct of the Partnership’s business, (2) comply with applicable law or any of its debt instruments or other agreements or (3) in certain circumstances provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters. The General Partner may not establish cash reserves for distributions to the senior subordinated units unless the General Partner has determined that in its judgment the establishment of reserves will not prevent the Partnership from distributing the Minimum Quarterly Distribution (“MQD”) on all common units and any common unit arrearages thereon with respect to the next four quarters. Certain restrictions on distributions on senior subordinated units, junior subordinated units and general partner units could result in cash that would otherwise be Available Cash being reserved for other purposes. Cash distributions will be characterized as distributions from either Operating Surplus or Capital Surplus as defined in the Partnership agreement.

The senior subordinated units, the junior subordinated units, and general partner units are each a separate class of interest in Star Gas Partners, and the rights of holders of those interests to participate in distributions differ from the rights of the holders of the common units.

5)	Quarterly Distribution of Available Cash - (continued)

In general, Available Cash may be distributed per quarter based on the following priorities:

•	First, to the common units until each has received $0.575, plus any arrearages from prior quarters.

•	Second, to the senior subordinated units until each has received $0.575.

•	Third, to the junior subordinated units and general partner units until each has received $0.575.

•	Finally, after each has received $0.575, Available Cash will be distributed proportionately to all units until target levels are met.

If distributions of Available Cash exceed target levels greater than $0.604, the senior subordinated units, junior subordinated units and general partner units will receive incentive distributions.

In August 2000, the Partnership commenced quarterly distributions on its senior subordinated units at an initial rate of $0.25 per unit. From February 2001 to July 2002, the Partnership increased the quarterly distributions on its senior subordinated units, junior subordinated units and general partner units to $0.575 per unit. In August 2002, the Partnership announced that it would decrease distributions to its senior subordinated units to $0.25 per unit and would eliminate the distributions to its junior subordinated units and general partner units. In April 2003, the Partnership announced that it would increase the distributions to its senior subordinated units to $0.575 per unit and that it would resume distributions of $0.575 per unit to its junior subordinated units and general partner units. In order for any subordinated unit to receive a distribution, common units must be paid all outstanding minimum quarterly distributions, including arrearages.

On October 18, 2004 the Partnership announced that it would not be permitted to make any distributions on its common units for the quarter ended September 30, 2004. The Partnership had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004.

The revolving credit facility and, as applicable, the bridge facility or the senior secured notes, will impose certain restrictions on the Partnership’s ability to pay distributions to unitholders. The Partnership believes that the sale of the propane segment would, by de-leveraging the Partnership’s balance sheet, likely advance the time when it would be possible for the Partnership to resume regular distributions on the common units. The Partnership believes that whether or not the propane segment is sold, it is unlikely that the Partnership will resume distributions on the senior subordinated units, junior subordinated units and general partner units for the foreseeable future.

The subordination period will end once the Partnership has met the financial tests stipulated in the partnership agreement, but it generally cannot end before September 30, 2007. However, if the general partner is removed under some circumstances, the subordination period will end. When the subordination period ends, all senior subordinated units and junior subordinated units will convert into Class B common units on a one-for-one basis, and each common unit will be redesignated as a Class A common unit. The main difference between the Class A common units and Class B common units is that the Class B common units will continue to have the right to receive incentive distributions and additional units.

The subordination period will generally extend until the first day of any quarter after each of the following three events occur:

1)	distributions of Available Cash from Operating Surplus on the common units, senior subordinated units, junior subordinated units and general partner units equal or exceed the sum of the minimum quarterly distributions on all of the outstanding common units, senior subordinated units, junior subordinated units and general partner units for each of the three non-overlapping four-quarter periods immediately preceding that date;

2)	the Adjusted Operating Surplus generated during each of the three immediately preceding non-overlapping four-quarter periods equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units, senior subordinated units, junior subordinated units and general partner units during those periods on a fully diluted basis for employee options or other employee incentive compensation. This includes all outstanding units and all common units issuable upon exercise of employee options that have, as of the date of determination, already vested or are scheduled to vest before the end of the quarter immediately following the quarter for which the determination is made. It also includes all units that have as of the date of determination been earned by but not yet issued to our management for incentive compensation; and

3)	there are no arrearages in payment of the minimum quarterly distribution on the common units.

6)	Segment Reporting

At September 30, 2004, the Partnership had two reportable operating segments: retail distribution of heating oil and retail distribution of propane. The administrative expenses for the public master limited partnership, Star Gas Partners, have not been allocated to the segments. Management has elected to organize the enterprise under these two segments in order to (i) leverage the expertise it has in each industry, (ii) allow each segment to continue to strengthen its core competencies and (iii) provide a clear means for evaluation of operating results.

The heating oil segment is primarily engaged in the retail distribution of home heating oil, related equipment services, and equipment sales to residential and commercial customers. It operates primarily in the Northeast and Mid-Atlantic regions. Home heating oil is principally used by the Partnership’s residential and commercial customers to heat their homes and buildings, and as a result, weather conditions have a significant impact on the demand for home heating oil.

The propane segment is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers, in the Midwest, Northeast, Florida and Georgia. Propane is used primarily for space heating, water heating and cooking by the Partnership’s residential and commercial customers and as a result, weather conditions also have a significant impact on the demand for propane. See Note 2 regarding the sale of the propane segment. The results of the propane segment will be included as a component of discontinued operations in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” in the Partnership’s future consolidated financial statements upon consummation of the sale of the propane segment.

The public master limited partnership includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership.

6)	Segment Reporting (continued)

The following are the statements of operations and balance sheets for each segment as of and for the periods indicated. There were no inter-segment sales.

	Years Ended September 30,
	2003				2004
(in thousands)	Heating Oil	Propane(1)	Partners & Others(2)	Consol.	Heating Oil	Propane(1)	Partners & Others(2)	Consol.
Statements of Operations
Sales	$1,102,968	$279,300	$—	$1,382,268	$1,105,091	$348,846	$—	$1,453,937
Cost of sales	793,543	145,015	—	938,558	799,055	196,998	—	996,053
Delivery and branch expenses	217,244	76,279	—	293,523	232,985	92,701	—	325,686
Depreciation & amortization expenses	35,535	16,958	—	52,493	37,313	20,030	—	57,343
General and administrative expenses	22,356	10,568	17,407	50,331	16,535	10,092	3,402	30,029

Operating income (loss)	34,290	30,480	(17,407)	47,363	19,203	29,025	(3,402)	44,826
Net interest expense	22,760	11,037	6,770	40,567	28,038	10,321	7,544	45,903
Amortization of debt issuance costs	1,655	194	383	2,232	2,750	166	730	3,646
(Gain) loss on redemption of debt	(212)	393	—	181	—	—	—	—

Income (loss) from continuing operations before income taxes	10,087	18,856	(24,560)	4,383	(11,585)	18,538	(11,676)	(4,723)
Income tax expense	1,200	300	—	1,500	1,240	285	—	1,525

Income (loss) from continuing operations	8,887	18,556	(24,560)	2,883	(12,825)	18,253	(11,676)	(6,248)
Income from discontinued operations before loss on sale of segment and cumulative effect of change in acct principle	—	—	1,230	1,230	—	—	923	923
Loss on sale of TG&E segment, net of taxes	—	—	—	—	—	—	(538)	(538)
Cumulative effect of change in accounting principle - adoption of SFAS 142	—	—	(3,901)	(3,901)	—	—	—	—

Net income (loss)	$8,887	$18,556	$(27,231)	$212	$(12,825)	$18,253	$(11,291)	$(5,863)

Capital expenditures	$12,856	$5,521	$—	$18,377	$3,984	$5,440	$—	$9,424

Total Assets	$622,005	$451,358	$(97,753)	$975,610	$597,867	$421,971	$(58,862)	$960,976

(in thousands)	Year Ended September 30, 2002
	Heating Oil	Propane(1)	Partners & Others(2)	Consol.
Statements of Operations
Sales	$790,378	$195,517	$—	$985,895
Cost of sales	546,495	82,865	—	629,360
Delivery and branch expenses	174,030	61,678	—	235,708
Depreciation & amortization expenses	40,437	16,783	7	57,227
General and administrative expenses	13,630	8,526	4,115	26,271

Operating income (loss)	15,786	25,665	(4,122)	37,329
Net interest expense (income)	24,087	13,227	(244)	37,070
Amortization of debt issuance costs	1,197	250	—	1,447

Income (loss) from continuing operations before income taxes	(9,498)	12,188	(3,878)	(1,188)
Income tax expense (benefit)	(1,700)	244	—	(1,456)

Income (loss) from continuing operations	(7,798)	11,944	(3,878)	268
Loss from discontinued operations before cumulative effect of change in acct. principle	—	—	(11,437)	(11,437)

Net income (loss)	$(7,798)	$11,944	$(15,315)	$(11,169)

Capital expenditures	$9,105	$5,235	$—	$14,340

Total Assets	$620,381	$391,052	$(112,614)	$898,819

6)	Segment Reporting – (continued)

	September 30, 2003				September 30, 2004
(in thousands)	Heating Oil	Propane(1)	Partners & Others (2)	Consol.	Heating Oil	Propane(1)	Partners & Others (2)	Consol.
Balance Sheets
ASSETS
Current assets:
Cash and cash equivalents	$4,244	$5,788	$12	$10,044	$4,561	$11,366	$131	$16,058
Receivables, net	84,814	15,697	—	100,511	84,005	19,427	—	103,432
Inventories	24,146	14,415	—	38,561	34,213	13,411	—	47,624
Prepaid expenses and other current assets	48,168	3,736	(434)	51,470	61,549	6,084	(576)	67,057
Net current assets of discontinued operations	10,523	—	—	10,523	—	—	—	—

Total current assets	171,895	39,636	(422)	211,109	184,328	50,288	(445)	234,171
Property and equipment, net	75,715	186,152	—	261,867	63,701	183,823	—	247,524
Long-term portion of accounts receivable	6,108	1,037	—	7,145	5,458	879	—	6,337
Investment in subsidiaries	—	103,604	(103,604)	—	—	65,369	(65,369)	—
Goodwill	232,602	40,138	—	272,740	233,522	42,615	—	276,137
Intangibles, net	123,415	78,053	—	201,468	103,925	76,314	—	180,239
Deferred charges & other assets, net	5,403	2,738	6,273	14,414	6,933	2,683	6,952	16,568
Net long-term assets of discontinued operations	6,867	—	—	6,867	—	—	—	—

Total Assets	$622,005	$451,358	$(97,753)	$975,610	$597,867	$421,971	$(58,862)	$960,976

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$19,428	$7,712	$—	$27,140	$25,058	$10,930	$(48)	$35,940
Working capital facility borrowings	6,000	6,000	—	12,000	8,000	—	—	8,000
Current maturities of long-term debt	12,597	10,250	—	22,847	14,168	10,250	—	24,418
Accrued expenses and other current liabilities	60,582	9,222	12,552	82,356	56,042	8,792	8,334	73,168
Due to affiliates	(2,385)	(7,600)	9,985	—	1,329	21,842	(23,171)	—
Unearned service contract revenue	31,023	1,013	—	32,036	35,361	1,407	—	36,768
Customer credit balances	49,258	25,458	—	74,716	54,857	29,305	—	84,162
Net current liabilities of discontinued operations	7,569	—	—	7,569	—	—	—	—

Total current liabilities	184,072	52,055	22,537	258,664	194,815	82,526	(14,885)	262,456
Long-term debt	191,380	110,850	197,111	499,341	148,045	88,000	267,623	503,668
Due to affiliate	116,417	—	(116,417)	—	165,684	—	(165,684)	—
Other long-term liabilities	26,532	1,297	—	27,829	23,954	1,127	—	25,081
Partners’ Capital:
Equity Capital	103,604	287,156	(200,984)	189,776	65,369	250,318	(145,916)	169,771

Total Liabilities and Partners’ Capital	$622,005	$451,358	$(97,753)	$975,610	$597,867	$421,971	$(58,862)	$960,976

(1)	See Note 2 regarding the sale of the propane segment.

(2)	The Partner and Other amounts include the balance sheet and statement of operations of the Public Master Limited Partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings and Star Gas Propane.

7)	Inventories

The components of inventory were as follows:

	September 30,
(in thousands)	2003	2004
Propane gas	$8,288	$7,096
Propane appliances and equipment	5,153	3,672
Heating oil and other fuels	12,268	22,989
Fuel oil parts and equipment	12,852	13,867

	$38,561	$47,624

Inventory Derivative Instruments

The Partnership periodically hedges a portion of its home heating oil and propane purchases through futures, options, collars and swap agreements.

To hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its price plan customers, the Partnership at September 30, 2004 had outstanding 74.1 million gallons of swap contracts to buy heating oil with a notional value of $71.5 million and a fair value of $20.4 million; 30.7 million gallons of futures contracts to buy heating oil with a notional value of $33.2 million and a fair value of $8.2 million; 6.6 million gallons of purchased call option contracts to buy heating oil with a notional value of $13.1 million and a fair value of $2.4 million. The contracts expire at various times with no contract expiring later than September 30, 2005. The Partnership recognizes the fair value of these derivative instruments as assets.

To hedge a substantial portion of the purchase price associated with propane gallons anticipated to be sold to its fixed price customers, the Partnership at September 30, 2004 had outstanding swap contracts to buy 33.1 million gallons of propane with a notional value of $27.3 million and a fair value totaling $0.4 million. The contracts expire at various times with no contracts expiring later than September 30, 2005. The Partnership recognizes the fair value of these derivative instruments as assets.

For the year ended September 30, 2003, the Partnership recognized the following for derivative instruments designated as cash flow hedges: $14.3 million gain in earnings due to instruments which expired during the fiscal year ended September 30, 2003, $0.5 million unrealized loss in accumulated other comprehensive income due to the effective portion of derivative instruments outstanding at September 30, 2003, $0.3 million loss due to hedge ineffectiveness for derivative instruments outstanding during the year ended September 30, 2003. For derivative instruments accounted for as fair value hedges, the Partnership recognized a $0.2 million unrealized loss in earnings due to instruments which expired or settled during the fiscal year ended September 30, 2003, and a $0.2 million loss in earnings for the change in the fair value of derivative instruments outstanding during the year ended September 30, 2003. For derivative instruments not designated as hedging instruments, the Partnership recognized a $2.5 million loss in earnings due to instruments which expired during the fiscal year ended September 30, 2003, and a $0.3 million loss for the change in fair value of derivative instruments outstanding at September 30, 2003.

For the year ended September 30, 2004, the Partnership recognized the following for derivative instruments designated as cash flow hedges: $23.8 million gain in earnings due to instruments expiring or settled during the current year, $28.9 million unrealized gain in accumulated other comprehensive income due to the effective portion of derivative instruments outstanding at September 30, 2004, and approximately $2.5 million unrealized gain in earnings resulting from hedge ineffectiveness for derivative instruments outstanding at September 30, 2004. For derivative instruments accounted for as fair value hedges, the Partnership recognized a $2.6 million loss in earnings due to instruments expiring or settled during the current year, and a $2.2 million unrealized loss in earnings for the change in the fair value of derivative instruments outstanding at September 30, 2004. For derivative instruments not designated as hedging instruments, the Partnership recognized a $2.9 million loss in earnings due to instruments expiring or settled during the year, and a $1.9 million unrealized loss for the change in fair value of derivative instruments outstanding at September 30, 2004.

The Partnership recorded $31.4 million for the fair value of all of its derivative instruments, to other current assets, at September 30, 2004. The balance of approximately $28.9 million in accumulated other comprehensive income for the effective portion of cash flow hedges is expected to be reclassified into earnings, through cost of goods sold, over the next 12 months.

8)	Property, Plant and Equipment

The components of property, plant and equipment and their estimated useful lives were as follows:

	September 30,
(in thousands)	2003	2004	Estimated Useful Lives
Land	$22,820	$23,208	—
Buildings and leasehold improvements	39,218	39,580	4 -30 years
Fleet and other equipment	71,648	72,057	1 -30 years
Tanks and equipment	191,060	196,006	8 -30 years
Furniture and fixtures	49,466	53,388	3 - 12 years

Total	374,212	384,239
Less accumulated depreciation	112,345	136,715

Property and equipment, net	$261,867	$247,524

9)	Goodwill and Other Intangible Assets

On October 1, 2002, the Partnership adopted the provisions of SFAS No. 142, which required the Partnership, among other things to discontinue amortizing goodwill. SFAS No. 142 also requires that goodwill be reviewed for impairment at least annually.

Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value. If it is determined that the goodwill of a reporting unit is impaired, an impairment charge is recorded to the extent that the carrying amount of a reporting unit exceeds fair value. In calculating the estimated fair value of the reporting units, a discounted cash flow methodology is utilized. The Partnership’s reporting units are consistent with the operating segments identified in Note 6 – Segment Reporting.

Upon adoption of SFAS No. 142 in the first fiscal quarter of 2003, the Partnership recorded a non-cash charge of approximately $3.9 million to reduce the carrying value of its goodwill for its discontinued TG&E segment. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s consolidated statement of operations for the fiscal year ended September 30, 2003. The Partnership has completed its annual impairment review during its fourth fiscal quarter of 2003 and 2004, and determined that there is no additional impairment to goodwill in each of its operating segments.

A summary of changes in the Partnership’s goodwill during the year ended September 30, 2004, by business segment is as follows (in thousands):

	Heating Oil Segment	Propane Segment	Total
Balance as of October 1, 2002	$219,031	$35,502	$254,533
Fiscal 2003 acquisitions	13,571	4,636	18,207

Balance as of September 30, 2003	232,602	40,138	272,740
Fiscal 2004 acquisitions	920	2,477	3,397

Balance as of September 30, 2004	$233,522	$42,615	$276,137

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2003			September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	$289,323	$92,877	$196,446	$297,065	$120,885	$176,180
Covenants not to compete	12,959	7,937	5,022	14,103	10,044	4,059

	$302,282	$100,814	$201,468	$311,168	$130,929	$180,239

9)	Goodwill and Other Intangible Assets - (continued)

The Partnership’s results for the fiscal year ended September 30, 2002 on a historic basis did not reflect the impact of the provisions of SFAS No. 142. Had the Partnership adopted SFAS No. 142 on October 1, 2001, the unaudited pro forma effect on Basic and Diluted net income (loss) and Limited Partners’ interest in net income (loss) would have been as follows:

	Net Income (Loss)			Basic and Diluted Net Income (Loss) Per Unit
(in thousands, except per unit data)	2002	2003	2004	2002	2003	2004
As reported: net income (loss)	$(11,169)	$212	$(5,863)	$(0.39)	$0.01	$(0.17)
Add: Goodwill amortization	8,275	—	—	0.29	—	— —
Income tax impact	—	—	—	—	—	— —

Adjusted: Net income (loss)	(2,894)	212	(5,863)	(0.10)	0.01	$(0.17)
General Partner’s interest in net income (loss)	(30)	2	(57)	—	—	—

Adjusted: Limited Partners’ interest in net income (loss)	$(2,864)	$210	$(5,806)	$(0.10)	$0.01	$(0.16)

Amortization expense for intangible assets was $25.5 million, $26.8 million and $30.1 million for the fiscal years ended September 30, 2002, 2003 and 2004, respectively. Total estimated annual amortization expense related to other intangible assets subject to amortization, for the year ended September 30, 2005 and the four succeeding fiscal years ended September 30, is as follows (in thousands of dollars):

Amount
2005	$30,165
2006	$29,263
2007	$28,509
2008	$26,594
2009	$18,303

10)	Long-Term Debt and Bank Facility Borrowings (See Note 2 “Recent Events”)

The Partnership’s long-term debt at September 30, 2003 and 2004 is as follows:

	September 30.
(in thousands)	2003	2004
Star Gas
10.25% Senior Notes (a)	$197,111	$267,623

Propane Segment:
8.04% First Mortgage Notes (b)	61,500	51,250
8.70% First Mortgage Notes (b)	27,500	27,500
7.89% First Mortgage Notes (b)	17,500	17,500
Acquisition Facility Borrowings (c)	12,600	—
Parity Debt Facility Borrowings (c)	2,000	2,000
Working Capital Facility Borrowings (c)	6,000	—

Heating Oil Segment:
7.92% Senior Notes (d)	61,000	53,000
8.25% Senior Notes (e)	77,292	77,000
8.96% Senior Notes (f)	30,000	30,000
Working Capital Facility Borrowings (g)	6,000	8,000
Acquisition Facility Borrowings (g)	33,000	—
Acquisition Notes Payable and other (h)	931	459
Subordinated Debentures (i)	1,754	1,754

Total debt	534,188	536,086
Less current maturities	(22,847)	(24,418)
Less working capital facility borrowings	(12,000)	(8,000)

Total long-term portion debt	$499,341	$503,668

10)	Long-Term Debt and Bank Facility Borrowings - (continued)

(a)	On February 6, 2003, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $200.0 million face value Senior Notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on August 15, 2003. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium, as defined. These notes were priced at 98.466% for total gross proceeds of $196.9 million. The Partnership also incurred $7.2 million of fees and expenses in connection with the issuance of these notes resulting in net proceeds of $189.7 million. During the year ended September 30, 2003, the Partnership used $169.0 million from the proceeds of the 10.25% Senior Notes to repay existing long-term debt and working capital facility borrowings, $17.7 million for acquisitions, $3.0 million for capital expenditures, and recognized a $0.2 million loss on redemption of debt. The debt discount related to the issuance of the 10.25% Senior Notes was $3.1 million and will be amortized and included in interest expense through February 2013. In January 2004, Star Gas and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $35.0 million of 10.25% Senior Notes, due 2013 in a private placement. These notes were issued at a premium to par for total net proceeds of $38.1 million. Also in July 2004, Star Gas and its wholly owned subsidiary, Star Gas Finance Company, issued $30.0 million face value 10.25% Senior Notes, due February 15, 2013 in a private placement. These notes were issued at a premium to par for total net proceeds of $32.4 million, which includes $1.2 million of accrued interest. The net proceeds of these two offerings resulted in net cash received of $70.5 million.

(b)	In December 1995, Star Gas Propane assumed $85.0 million of first mortgage notes (the “First Mortgage Notes”) with an annual interest rate of 8.04% in connection with the initial Partnership formation. In January 1998, Star Gas Propane issued an additional $11.0 million of First Mortgage Notes with an annual interest rate of 7.17%. In March 2000, Star Gas Propane issued $27.5 million of 8.70% First Mortgage Notes. In March 2001, Star Gas issued $29.5 million of First Mortgage Notes with an average annual interest rate of 7.89% per year. Obligations under the First Mortgage Note Agreements are secured, on an equal basis with Star Gas Propane’s obligations under the Star Gas Propane Bank Credit Facilities, by a mortgage on substantially all of the real property and liens on substantially all of the operating facilities, equipment and other assets of Star Gas Propane. The First Mortgage Notes require semiannual payments, without premium on the principal thereof, which began on March 15, 2001 and have a final maturity of March 30, 2015. Interest on the First Mortgage Notes is payable semiannually in March and September. The First Mortgage Note Agreements contain various restrictive and affirmative covenants applicable to Star Gas Propane; the most restrictive of these covenants relate to the incurrence of additional indebtedness and restrictions on dividends, certain investments, guarantees, loans, sales of assets and other transactions. In fiscal 2003, the Propane segment repaid $11.0 million of its 7.17% First Mortgage Notes, $12.9 million of its 8.04% First Mortgage Notes and $12.0 million of its 7.89% First Mortgage Notes from the net proceeds of the $200.0 million Senior Note issuance. On March 15, 2004, the propane segment repaid $5.2 million of its 8.04% Senior Notes that was due March 15, 2004, from the net proceeds of the $38.1 million, 10.25% Senior Notes, that were issued in January 2004. On September 15, 2004, the propane segment also repaid $5.1 million of its 8.04% Senior Notes, that was due on September 15, 2004, from the net proceeds of the $31.2 million, 10.25% Senior Notes that were issued in July 2004.

(c)	At September 30, 2004, the Star Gas Propane Bank Credit Facilities consisted of a $25.0 million Acquisition Facility, a $25.0 million Parity Debt Facility and a $24.0 million Working Capital Facility. At September 30, 2004, there were no borrowings outstanding under its Acquisition Facility and Working Capital Facility and $2.0 million of borrowings outstanding under its Parity Debt Facility. The agreement governing the Bank Credit Facilities contains covenants and default provisions generally similar to those contained in the First Mortgage Note Agreements. The Bank Credit Facilities bear interest at a rate based upon the London Interbank Offered Rate plus a margin (as defined in the Bank Credit Facilities). The Partnership is required to pay a fee for unused commitments which amounted to $0.2 million, $0.2 million and $0.1 million during fiscal 2002, 2003 and 2004, respectively. For fiscal 2003 and 2004, the weighted average interest rate on borrowings under these facilities was 4.0% and 3.4%, respectively. At September 30, 2004, the interest rate on the borrowings outstanding was 2.9%. Borrowings under the Working Capital Facility requires a minimum period of 30 consecutive days during each fiscal year that the facility will have no amount outstanding. This facility will expire on September 30, 2006. Borrowings under the Acquisition and Parity Debt Facilities will revolve until September 30, 2006, after which time any outstanding loans thereunder, will amortize in eight equal quarterly principal payments with a final payment due on September 30, 2008.

10)	Long-Term Debt and Bank Facility Borrowings - (continued)

(d)	The Petro 7.92% Senior Secured Notes were issued in six separate series in a private placement to institutional investors as part of its acquisition by the Partnership. The Senior Secured Notes are guaranteed by Star Gas Partners and are secured equally and ratably with Petro’s existing senior debt and bank credit facilities by Petro’s cash, accounts receivable, notes receivable, inventory and customer list. Each series of Senior Secured Notes will mature between April 1, 2003 and April 1, 2014. Only interest on each series is due semiannually. On the last interest payment date for each series, the outstanding principal amount is due and payable in full. The note agreements for the senior secured notes contain various negative and affirmative covenants. The most restrictive of the covenants include restrictions on payment of dividends or other distributions by Star Gas Partners if certain ratio tests as defined in the note agreement are not achieved. On February 6, 2003 and April 1, 2003, the heating oil segment repaid $18.0 million and $11.0 million of its 7.92% Senior Notes from the net proceeds of the $200.0 million 10.25% Senior Note issuance in February 2003, respectively. On April 1, 2004, the heating oil segment also repaid $8.0 million of its 7.92% Senior Notes from the net proceeds of the $38.1 million 10.25% Senior Note issuance in January 2004.

(e)	The Petro Senior Notes bear an average interest rate of 8.25%. These Senior Notes pay interest semiannually and were issued under agreements that are substantially identical to the agreement under which the 7.92% and 8.96% Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. The largest series has an annual interest rate of 8.05% and a maturity date of August 1, 2006 in the amount of $73.0 million. The remaining series bear an annual interest rate of 8.73% and are due in equal annual sinking fund payments due August 1, 2009 and ending on August 1, 2013.

In March 2002, the heating oil segment entered into two interest rate swap agreements designed to hedge $73.0 million in underlying fixed rate senior note obligations. The swap agreements required the counterparties to pay an amount based on the stated fixed interest rate (annual rate 8.05%) pursuant to the senior notes for an aggregate $2.9 million due every six months on August 1 and February 1. In exchange, the heating oil segment was required to make semi-annual floating interest rate payments on August 1 and February 1 based on an annual interest rate equal to the 6 month LIBOR interest rate plus 2.83% applied to the same notional amount of $73.0 million. The swap agreements were recognized as fair value hedges. Amounts to be paid or received under the interest rate swap agreements were accrued and recognized over the life of the agreements as an adjustment to interest expense. At September 30, 2002, Petro recognized a $6.1 million increase in the fair value of its interest rate swaps which is recorded in other assets with the fair value of long-term debt increasing by a corresponding amount at that date. On October 17, 2002, Petro signed mutual termination agreements of its interest rate swap transactions and received $4.8 million which was reflected as a basis adjustment to the fair values of the related debt and is being amortized using the effective yield over the remaining lives of the swap agreements as a reduction of interest expense.

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

(f)	The Petro 8.96% Senior Notes which pay interest semiannually, were issued under agreements that are substantially identical to the agreements under which the Partnership’s other Senior Notes were issued. These notes are also guaranteed by Star Gas Partners. These notes were issued in three separate series. The largest series has annual sinking fund payments of $2.9 million due beginning November 1, 2004 and ending November 1, 2010. The other two series are due on November 1, 2004 and November 1, 2005. On February 6, 2003, the Heating Oil segment repaid $10.0 million, of these Senior Notes that was due on November 1, 2004, from the net proceeds of the $200.0 million Senior Note issuance on February 6, 2003.

10)	Long-Term Debt and Bank Facility Borrowings - (continued)

(g)	In December 2003, the heating oil segment entered into a new credit agreement consisting of three facilities totaling $235.0 million having a maturity date of June 30, 2006. These facilities consist of a $150.0 million revolving credit facility, which is to be used for working capital purposes, a $35.0 million revolving credit facility, which is to be used for the issuance of standby letters of credit in connection with surety, worker’s compensation and other financial guarantees, and a $50.0 million revolving credit facility, which is to be used to finance or refinance certain acquisitions and capital expenditures, for the issuance of letters of credit in connection with acquisitions and, to the extent that there is insufficient availability under the working capital facility. These facilities refinanced and replaced the existing credit agreements, which totaled $193.0 million. The former facilities consisted of a working capital facility and an insurance letter of credit facility that were due to expire on June 30, 2004. These new facilities also replaced the heating oil segments acquisition facility that was due to convert to a term loan on June 30, 2004.

The Petro Bank Facilities consist of three separate facilities; a $150.0 million working capital facility, a $35.0 million insurance letter of credit facility and a $50.0 million acquisition facility. At September 30, 2004, there was a $3.0 million weather insurance letter of credit outstanding, $8.0 million of borrowings under the working capital facility, $34.5 million insurance letter of credit facility. At September 30, 2004 there was no outstanding balance under the acquisition facility. The working capital facility and letter of credit facility will expire on June 30, 2006. Amounts borrowed under the working capital facility are subject to a requirement to maintain a zero balance for 45 consecutive days during the period from April 1 to September 30 of each year. In addition, each facility will bear an interest rate that is based on either the LIBOR or another base rate plus a set percentage. The bank facilities agreement contains covenants and default provisions generally similar to those contained in the note agreement for the Senior Secured Notes with additional covenants. The Partnership is required to pay a commitment fee, which amounted to $0.9 million for the years ended September 30, 2003 and 2004, respectively. For the years ended September 30, 2003 and 2004, the weighted average interest rate for borrowings under these facilities was 3.4% and 2.9% respectively. As of September 30, 2004, the interest rate on the borrowings outstanding was 4.75%.

(h)	These Petro notes were issued in connection with the purchase of fuel oil dealers and other notes payable and are due in monthly and quarterly installments. Interest is at various rates ranging from 5% to 15% per annum, maturing at various dates through 2007.

(i)	These Petro Subordinated Debentures consist of $0.7 million of 9 3/8% Subordinated Notes due February 1, 2006, and $1.1 million of 12 1/4% subordinated notes due February 1, 2005. In October 1998, the indentures under which the 9 3/8% and 12 1/4% subordinated notes were issued were amended to eliminate substantially all of the covenants provided by the indentures.

As of September 30, 2004, the Partnership was in compliance with all debt covenants, except for the required ratio of consolidated cash flow to consolidated interest expense in the heating oil segments bank facility. The heating oil segment obtained a waiver of this covenant on November 5, 2004 through December 17, 2004. As of September 30, 2004, the maturities including working capital borrowings during fiscal years ending September 30 are set forth in the following table:

(in thousands)
2005	$32,418
2006	$81,400
2007	$38,695
2008	$17,600
2009	$17,500
Thereafter	$348,473

11)	Acquisitions

During fiscal 2002, the Partnership acquired four retail heating oil dealers and seven retail propane dealers. The aggregate purchase price was approximately $48.2 million.

During fiscal 2003, the Partnership acquired three retail heating oil dealers and seven retail propane dealers. The aggregate purchase price was approximately $84.4 million.

During fiscal 2004, the Partnership acquired three retail heating oil dealers and ten retail propane dealers. The aggregate purchase price was approximately $17.5 million.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for the fiscal 2002, fiscal 2003 and fiscal 2004 acquisitions.

(in thousands)	2002	2003	2004	Useful Lives
Land	$1,466	$2,062	$335	—
Buildings	1,950	5,844	401	30 years
Furniture and equipment	750	1,321	66	10 years
Fleet	2,919	10,064	1,327	1-30 years
Tanks and equipment	10,583	9,251	2,539	5-30 years
Customer lists	20,383	34,937	7,742	7-15 years
Restrictive covenants	650	616	1,144	1-5 years
Goodwill	8,429	18,207	3,397	—
Working capital	1,024	2,089	520	—

Total	$48,154	$84,391	$17,471

Acquisitions are accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as goodwill in the Consolidated Balance Sheets. Sales and net income have been included in the Consolidated Statements of Operations from the respective dates of acquisition. Customer lists are amortized on a straight line basis over ten to fifteen years at the propane segment and over seven to ten years at the heating oil segment. The weighted average useful lives of customer lists acquired in fiscal 2002, fiscal 2003 and fiscal 2004 are 14 years, 12 years and 11 years, respectively.

The following unaudited pro forma information presents the results of operations of the Partnership, including the acquisitions previously described, as if the acquisitions had been acquired on October 1, of the year preceding the year of purchase. This pro forma information is presented for informational purposes; it is not indicative of future operating performance.

	Years Ended September 30,
in thousands (except per unit data)	2002	2003	2004
Sales	$1,146,692	$1,543,295	$1,474,793

Net income (loss)	$(7,863)	$13,621	$(4,274)
General Partner’s interest in net income (loss)	(81)	128	(40)

Limited Partners’ interest in net income (loss)	$(7,782)	$13,493	$(4,234)

Basic net income (loss) per limited partner unit	$(0.22)	$0.38	$(0.12)

Diluted net income (loss) per limited partner unit	$(0.22)	$0.38	$(0.12)

12)	Employee Benefit Plans

Propane Segment

The propane segment has a 401(k) plan, which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 15.0% of compensation. The propane segment contributes to non-union participants a matching amount up to a maximum of 3.0% of compensation. Aggregate matching contributions made to the 401(k) plan during fiscal 2002, 2003 and 2004 were $0.5 million, $0.6 million and $0.6 million, respectively. For the fiscal years 2002, 2003 and 2004 the propane segment made contributions on behalf of its union employees to union sponsored defined benefit plans of $0.8 million, $0.9 million and $0.9 million, respectively.

Heating Oil Segment

The heating oil segment has a 401(k) plan, which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% core contribution of a participant’s compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation. The Partnership’s aggregate contributions to the heating oil segment’s 401(k) plan during fiscal 2002, 2003 and 2004 were $4.6 million, $5.2 million and $5.4 million, respectively.

As a result of the Petro acquisition, the Partnership assumed Petro’s pension liability. Effective December 31, 1996, the heating oil segment consolidated all of its defined contribution pension plans and froze the benefits for non-union personnel covered under defined benefit pension plans. In 1997, the heating oil segment froze the benefits of its New York City union defined benefit pension plan as a result of operation consolidations. Benefits under the frozen defined benefit plans were generally based on years of service and each employee’s compensation. As part of the Meenan acquisition, the Partnership assumed the pension plan obligations and assets for Meenan’s company sponsored plan. This plan was frozen and merged into the Partnership’s defined benefit pension for non-union personnel as of January 1, 2002. Since these plans are frozen, the projected benefit obligation and the accumulated benefit obligation are the same. The Partnership’s pension expense for all defined benefit plans during fiscal 2002, 2003 and 2004 were $0.1 million, $1.6 million and $1.0 million, respectively.

12)	Employee Benefit Plans - (continued)

The following tables provide a reconciliation of the changes in the heating oil segment’s plan benefit obligations, fair value of assets, and a statement of the funded status at the indicated dates (using a measurement date of September 30):

	Years Ended September 30,
(in thousands)	2003	2004
Reconciliation of Benefit Obligations
Benefit obligations at beginning of year	$58,164	$62,004
Service cost	—	—
Interest cost	3,810	3,593
Actuarial loss	5,796	827
Benefit payments	(5,681)	(5,538)
Settlements	(85)	(565)

Benefit obligation at end of year	$62,004	$60,321

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$42,847	$52,395
Actual return on plan assets	6,207	4,486
Employer contributions	9,107	585
Benefit payments	(5,681)	(5,538)
Settlements	(85)	(565)

Fair value of plan assets at end of year	$52,395	$51,363

Funded Status
Benefit obligation	$62,004	$60,321
Fair value of plan assets	52,395	51,363
Amount included in accumulated other comprehensive income	(17,214)	(15,355)
Unrecognized net actuarial loss	17,214	15,355

Accrued benefit cost	$9,609	$8,958

	Years Ended September 30,
	2002	2003	2004
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	3,893	3,810	3,593
Expected return on plan assets	(4,085)	(3,542)	(4,170)
Net amortization	291	1,288	1,486
Settlement loss	22	4	116

Net periodic benefit cost	$121	$1,560	$1,025

	Years Ended September 30,
	2002	2003	2004
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation as of the period indicated
Discount rate	6.75%	6.00%	6.00%
Expected return on plan assets	8.50%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market–related value of plan assets determined using fair value.

The Partnership recorded an additional minimum pension liability for underfunded plans of $17.2 million at September 30, 2003 and $15.4 million at September 30, 2004 representing the excess of unfunded accumulated benefit obligations over plan assets. A corresponding amount is recognized as an increase or as a reduction of the Partnership’s capital through a charge to accumulated other comprehensive income (loss).

Expected benefit payments over each of the next five years will total approximately $700,000 per year. Expected benefit payments for the five years thereafter will aggregate approximately $2.8 million.

In addition, the heating oil segment made contributions to union-administered pension plans of $5.4 million for fiscal 2002, $5.8 million for fiscal 2003 and $5.2 million for fiscal 2004.

12)	Employee Benefit Plans - (continued)

The Partnership’s Pension Plan assets by category are as follows:

	Years Ended September 30,
(in thousands)	2003	2004
Asset Categories
Equity Securities	$33,686	$33,892
Debt Securities	18,610	17,223
Cash Equivalents	99	248

	$52,395	$51,363

The Plan’s objectives are to have the ability to pay benefit and expense obligations when due, to maintain the funded ratio of the Plan, to maximize return within reasonable and prudent levels of risk in order to minimize contributions and charges to the profit and loss statement, and to control costs of administering the Plan and managing the investments of the Plan. The strategic asset allocation of the Plan (currently 65% domestic equities and 35% domestic fixed income) is based on a long term perspective and the premise that the Plan can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives.

The Partnership’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. Based on these factors, the Partnership expects its pension assets will earn an average of 8.25% per annum. The expected long-term rate of return assumption was decreased from 8.50% to 8.25% effective September 30, 2003.

13)	Income Taxes

Income tax expense (benefit) was comprised of the following for the indicated periods:

	Years Ended September 30,
(in thousands)	2002	2003	2004
Current:
Federal	$(2,200)	$—	$—
State	744	1,500	1,525
Deferred	—	—	—

	$(1,456)	$1,500	$1,525

The passage of the “Job Creation and Worker Assistance Act of 2002,” increased the Alternative Minimum Tax Net Operating Loss Deduction limitation from 90% to 100% for net operating losses generated in 2002. The tax law change resulted in the recovery of alternative minimum taxes previously paid in the amount of approximately $2.2 million.

The sources of the deferred income tax expense (benefit) and the tax effects of each were as follows:

	Years Ended September 30,
(in thousands)	2003	2004
Depreciation	$(1,712)	$614
Amortization expense	(1,267)	1,396
Vacation expense	63	(140)
Restructuring expense	41	52
Bad debt expense	1,800	1,066
Hedge accounting	(132)	(489)
Supplemental benefit expense	127	—
Pension contribution	2,628	(387)
Other, net	(36)	(114)
Recognition of tax benefit of net operating loss to the extent of current and previous recognized temporary differences	(4,422)	(11,006)
Change in valuation allowance	2,910	9,008

	$—	$—

The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 2003 and September 30, 2004 using current tax rates are as follows:

	Years Ended September 30,
(in thousands)	2003	2004
Deferred Tax Assets:
Net operating loss carryforwards	$46,325	$57,331
Vacation accrual	2,011	2,151
Restructuring accrual	132	80
Bad debt expense	2,791	1,725
Amortization	2,500	1,104
Excess of book over tax hedge accounting	122	611
Other, net	117	231

Total deferred tax assets	53,998	63,233
Valuation allowance	(41,730)	(50,738)

Net deferred tax assets	$12,268	$12,495

Deferred Tax Liabilities:
Depreciation	$6,413	7,027
Pension contribution	5,855	5,468

Total deferred tax liabilities	$12,268	$12,495

Net deferred taxes	$—	$—

13)	Income Taxes - (continued)

In order to fully realize the net deferred tax assets, the Partnership’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based upon the level of current taxable income and projections of future taxable income of the Partnership’s corporate subsidiaries over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will not realize the full benefit of its deferred tax assets, at September 30, 2003 and 2004.

At September 30, 2004, the Partnership had net income tax loss carryforwards for Federal income tax reporting purposes of approximately $142.6 million of which approximately $50.1 million are limited in accordance with Federal income tax law. The losses are available to offset future Federal taxable income through 2024.

14)	Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment.

The future minimum rental commitments at September 30, 2004, under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

(in thousands)	Heating Oil Segment	Propane Segment	Total
2005	$9,228	$1,106	$10,334
2006	7,852	997	8,849
2007	5,143	921	6,064
2008	4,436	764	5,200
2009	3,975	679	4,654
Thereafter	12,743	1,978	14,721

Total future minimum lease payments	$43,377	$6,445	$49,822

The propane segment leases its Seymour, Indiana underground storage facility to TEPPCO Partners, L.P. effective as of May 2003. This agreement provides TEPPCO Partners, L.P. storage capacity of 21 million gallons at any one time in this facility. This agreement provides the propane segment storage capacity of 21 million gallons at any one time in TEPPCO Partners, L.P.’s pipeline system. The agreement also requires TEPPCO Partners, L.P., to pay the propane segment $0.2 million annually. This lease agreement will expire on December 31, 2007.

The Partnership’s rent expense for the fiscal years ended September 30, 2002, 2003 and 2004 was $12.8 million, $14.2 million and $16.6 million, respectively.

15)	Unit Grants

In June 2000, the Partnership granted 565 thousand restricted senior subordinated units to management and outside directors. These units were granted under the Partnership’s Employee and Director Incentive Unit Plans. One-fifth of the units immediately vested with the remaining units vesting annually in four equal installments if the Partnership achieves specified performance objectives for each of the respective fiscal years. The units for fiscal 2001 and 2003 were vested while the units for fiscal 2002 and 2004 were not vested since the Partnership did not meet its specified objectives for those years.

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

In fiscal 2002, the Partnership granted an additional 54 thousand restricted senior subordinated unit appreciation rights to certain members of management. One-quarter of these units immediately vested with the remaining units vesting annually in three equal installments.

In fiscal 2003, the Partnership granted an additional 257 thousand restricted senior subordinated unit appreciation rights to management and outside directors. One-third of these units immediately vested with the remaining units vesting annually in two equal installments.

The following table summarizes information concerning common and senior subordinated UARs of the Partnership outstanding at September 30, 2004:

	Price	Number of Units Outstanding	Average Period to Payment Date
	$7.6259	54,715	0.3 years
	$7.8536	381,304	0.3 years
	$10.1800	3,150	0.6 years
	$10.7000	188,749	1.0 years
	$11.0000	5,000	1.3 years
	$11.0500	5,000	1.2 years
	$20.9000	54,472	0.3 years
	$22.0000	4,500	1.1 years

Total / Weighted Average	$9.7738	696,890	0.4 years

The Partnership recorded $0.4 million, $2.6 million and $0.1 million of general and administrative expense for restricted unit grants during fiscal years ended September 30, 2002, September 30, 2003 and September 30, 2004, respectively. The Partnership recorded income of $1.3 million, expense of $6.4 million and income of $4.0 million for unit appreciation rights during fiscal years 2002, 2003 and 2004, respectively.

16)	Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2002	2003	2004
Cash paid during the period for:
Income taxes	$1,869	$1,326	$1,011
Interest	36,589	41,956	45,747
Non-cash investing activities:
Acquisitions:
Increase in property and equipment, net	(95)	—	—
(Increase) decrease in intangibles and other asset	945	—	—
Increase (decrease) in assumed pension obligation	(3,977)	—	—
Increase (decrease) in accrued expense	(3,615)	—	—
Increase of subordinated unitholders capital	6,742	—	—
Non-cash financing activities:
Decrease (increase) in other asset for interest rate swaps	(6,068)	748	293
Increase (decrease) in long-term debt for interest rate swaps	6,068	(927)	(293)
Increase in long-term debt for amortization of debt discount	—	179	—

17)	Commitments and Contingencies

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut (Carter v. Star Gas Partners, L.P., et al, No 3:04-cv-01766-IBA, et. al, subsequently, 14 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court: (1) Feit v. Star Gas, et al, Civil Action No. 04-1832 (filed on 10/29/2004), (2) Lila Gold v. Star Gas, et al, Civil Action No. 04-1791 (filed on 10/22/2004), (3) Jagerman v. Star Gas, et al, Civil Action No. 04-1855 (filed on 11/3/2004), (4) McCole, et al v. Star Gas, et al, Civil Action No. 04-1859 (filed on 11/3/2004), (5) Prokop v. Star Gas, et al, Civil Action No. 04-1785 (filed on 10/22/2004), (6) Seigle v. Star Gas, et al, Civil Action No. 04-1803 (filed on 10/25/3004), (7) Strunk v. Star Gas, et al, Civil Action No. 04-1815 (filed on 10/27/2004), (8) Harriette S. & Charles L. Tabas Foundation v. Star Gas, et al, Civil Action No. 04-1857 (filed on 11/3/2004), (9) Weiss v. Star Gas, et al, Civil Action No. 04-1807 (filed on 10/26/2004), (10) White v. Star Gas, et al, Civil Action No. 04-1837 (filed on 10/9/2004), (11) Wood v. Star Gas, et al, Civil Action No. 04-1856 (filed on 11/3/2004) (12) Yopp v. Star Gas, et al, Civil Action No. 04-1865 (filed on 11/3/2004), (13) Kiser v. Star Gas, et al, Civil Action No. 04-1884 (filed on 11/9/2004), and (14) Lederman v. Star Gas, et al, Civil Action No. 04-1873 (filed on 11/5/2004) (including the Carter Complaint, collectively referred to herein as the “Class Action Complaints”).

The Class Action plaintiffs generally allege that the Partnership violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5 promulgated thereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’s heating oil division’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil division; (4) that Star Gas’s second quarter 2004 profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The Class Action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. The Partnership will defend against the Class Actions vigorously. However, the Partnership is unable to predict the outcome of these lawsuits at this time.

17)	Commitments and Contingencies – (continued)

In the event that one or more of the above actions were decided adversely to the Partnership, it could have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

On or about November 15, 2004, certain plaintiffs in their capacity as unitholders of the Partnership commenced a derivative lawsuit in United States District Court in Connecticut (Arnold V. Sevin et al., No. 3-04-cv-01884-AWT) (the “Federal Derivative Complaint”). The litigation asserts derivative claims on behalf of the Partnership against officers and directors of the Partnership. The Partnership is named as a nominal defendant. The unitholder plaintiffs allege injuries and damages purportedly resulting from violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and insider trading that allegedly occurred between July 25, 2000 and November 15, 2004. The Federal Derivative Complaint specifically alleges that the individual officer and director defendants in connection with their management of the Partnership purportedly made various false or misleading statements that artificially inflated the value of the Partnership’s units and allegedly profited thereby by selling the Partnership’s units at inflated prices. The Federal Derivative Complaint seeks unspecified compensatory damages from the individual defendants, equitable and/or injunctive relief and restitution from the defendants to the Partnership, together with reasonable costs and expenses incurred in the action, including counsel fees and accountant and expert fees.

On or about November 24, 2004, another shareholder derivative action was filed in Connecticut State Court by Marie J. Beers (“Beers”), derivatively on behalf of Star Gas Partners, L.P., against Star Gas, LLC, Ami Trauber and Irik P. Sevin, entitled Beers v. Star Gas, LLC, et al. (the “State Court Derivative Action”). The Partnership is named as a nominal defendant. The State Court Derivative Action alleges breaches of fiduciary duty, gross negligence, waste of corporate assets and for disgorgement of the proceeds of insider trading. The allegations in the State Court Derivative Action closely parallel those in the Class Action Complaints. The complaint in the State Court Derivative Action seeks a determination that the action is a proper derivative action and certifying Beers as an appropriate representative of the Company for purposes of the action, along with a declaration that each of the defendants breached its fiduciary duty to the Partnership. In addition, the complaint in the State Court Derivative Action seeks unspecified compensatory damages from the defendants, jointly and severally.

The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as propane and home heating oil. As a result, at any given time the Partnership is a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles as the general partner believes are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use the Partnership’s products. In the opinion of management, except as described above the Partnership is not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

18)	Disclosures About the Fair Value of Financial Instruments

Cash, Accounts Receivable, Notes Receivable, Inventory Derivative Instruments, Interest Rate Swaps, Working Capital Facility Borrowings, and Accounts Payable

The carrying amount approximates fair value because of the short maturity of these instruments or because they are carried at fair value.

Long-Term Debt

The fair values of each of the Partnership’s long-term financing instruments, including current maturities are based on the amount of future cash flows associated with each instrument, discounted using the Partnership’s current borrowing rate for similar instruments of comparable maturity.

The estimated fair value of the Partnership’s long-term debt is summarized as follows (in thousands):

	At September 30, 2003		At September 30, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$522,188	$555,832	$528,086	$577,792

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

19)	Earnings Per Limited Partner Units

	Years Ended September 30,
(in thousands, except per unit data)	2002	2003	2004
Income (loss) from continuing operations per Limited Partner unit:
Basic	$0.01	$0.09	$(0.18)
Diluted	$0.01	$0.09	$(0.18)
Income (loss) from discontinued operations before cumulative effect of change in accounting principle, net of income taxes per Limited Partner unit:
Basic	$(0.39)	$0.04	$0.03
Diluted	$(0.39)	$0.04	$0.03
Loss on sale of segment, net of income taxes per Limited Partner unit:
Basic	$—	$—	$(0.01)
Diluted	$—	$—	$(0.01)
Cumulative effect of change in accounting principle for adoption of SFAS No. 142 for discontinued operations per Limited Partner unit:
Basic	$—	$(0.12)	$—
Diluted	$—	$(0.12)	$—
Net income (loss) per Limited Partner unit:
Basic	$(0.38)	$0.01	$(0.16)
Diluted	$(0.38)	$0.01	$(0.16)
Basic Earnings Per Unit:
Net income (loss)	$(11,169)	$212	$(5,863)
Less: General Partners’ interest in net income (loss)	(116)	2	(57)

Limited Partner’s interest in net income (loss)	$(11,053)	$210	$(5,806)

Common Units	25,342	29,175	31,647
Senior Subordinated Units	3,103	3,139	3,213
Junior Subordinated Units	345	345	345

Weighted average number of Limited Partner units outstanding	28,790	32,659	35,205

Basic earnings (losses) per unit	$(0.38)	$0.01	$(0.16)

Diluted Earnings Per Unit:
Effect of dilutive securities	$—	$—	$—

Limited Partners’ interest in net income (loss)	$(11,053)	$210	$(5,806)

Effect of dilutive securities	31	108	—

Weighted average number of Limited Partner units outstanding	28,821	32,767	35,205

Diluted earnings (losses) per unit	$(0.38)	$0.01	$(0.16)

For fiscal 2002, fully diluted per unit does not include any amount prior to the date of issuance of 24,000 common units granted to Mr. Sevin in December 2001 as well as the 110,000 senior subordinated units that vested pursuant to the employee incentive plan in December 2001 and the 303,000 senior subordinated units distributed in November 2001 pursuant to the heating oil segment achieving certain financial test because the impact of these issuances were antidilutive.

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

	Three Months Ended
(in thousands – except per unit data)	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	Total
Sales	$418,017	$625,389	$229,155	$181,376	$1,453,937
Operating income (loss)	31,219	93,373	(29,993)	(49,773)	44,826
Income (loss) from continuing operations before income taxes	19,131	80,671	(42,159)	(62,366)	(4,723)
Gain (loss) on sale of segment, net of income taxes	—	230	(247)	(521)	(538)
Net income (loss)	19,312	80,653	(42,531)	(63,297)	(5,863)
Limited Partner interest in net income (loss)	19,118	79,914	(42,126)	(62,712)	(5,806)
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.56	$2.27	$(1.18)	$(1.75)	$(0.16)

	Three Months Ended
(in thousands - except per unit data)	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	Total
Sales	$371,331	$628,704	$216,865	$165,368	$1,382,268
Operating income (loss)	30,450	93,708	(25,698)	(51,097)	47,363
Income (loss) from continuing operations before income taxes	21,724	82,436	(37,186)	(62,591)	4,383
Net income (loss)	16,039	83,163	(37,852)	(61,138)	212
Limited Partner interest in net income (loss)	15,880	82,331	(37,474)	(60,527)	210
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.49	$2.54	$(1.15)	$(1.82)	$0.01

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding.

Schedule II

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2002, 2003 and 2004

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2002	Allowance for doubtful accounts	$4,512	$4,315	$(5,019	) (a)	$3,808

2003	Allowance for doubtful accounts	$3,808	$7,726	$472 (4,464	(b) ) (a)	$7,542

2004	Allowance for doubtful accounts	$7,542	$8,749	$(9,111	) (a)	$7,180

(a)	Bad debts written off (net of recoveries).

(b)	Amount acquired as part of the Ultramar acquisition.

APPENDIX A

Tax Consequences to Unitholders Upon Sale of the Propane Business.

The Partnership’s unitholders will recognize gain or loss associated with the sale of the propane business based on a number of factors, including each individual holder’s basis in the Partnership units held, and the tax consequences of such sale will accrue to the record holders as of the date of the sale. Based on its preliminary calculations, in general the Partnership estimates that, depending on the profile of the unitholder, the gain can be as high as approximately $11 per common unit and loss as high as $4.27. In general, the Partnership anticipates that holders who have held units for a substantial period of time, particularly those who purchased units prior to 2002, and those who purchased units at a low purchase price, will recognize the most gain. A holder’s tax basis in units will be increased by the amount of gain recognized. If a holder sells units prior to the consummation of the sale of the propane business, such holder may recognize substantially less gain than would a holder who continues to hold through the date of consummation of the sale.

The following is a treatment of the possible tax consequences with respect to a sale of the Partnership’s propane business to a unitholder of record on the date of the sale. This treatment is based on certain estimates and assumptions made by the Partnership. Moreover, this treatment is based on the Partnership’s interpretation and judgment as to the effect of the sale of the propane business under current provisions of the Internal Revenue Code of 1986, as amended, existing and proposed regulations and current administrative rulings and court decisions, all of which are subject to change even retroactively. Thus, changes in these authorities may cause the tax consequences to vary substantially from the consequences described below. Moreover, the Partnership cannot assure you that the Internal Revenue Service will agree with its interpretation and judgments.

The following schedule sets forth the Partnership’s estimate as to the amount of gain per unit to be allocated to unitholders who purchased their units at the stated price in the month indicated and is based upon the Partnership’s best available estimates as to the variables mentioned. A unitholder who purchased his units during other months or at other prices should be able to estimate the amount of gain or loss to be allocated to him based upon comparable purchase prices and months of purchase. For unitholders who bought their units before 2004 the gain will generally be ordinary income subject to a maximum rate of 35% federal. For those who bought in 2004, the gain should generally be capital gain subject to a maximum rate of 15% federal.

Common Unitholders
Month	Purchase Price	Gain/ (Loss)
December, 1995	$22.00	$10.53
April, 1999	13.68	10.88
September, 1999	16.13	8.54
February, 2001	17.44	5.01
September, 2001	18.55	1.73
February, 2002	20.83	(.11)
October, 2002	17.65	1.10
September, 2003	21.32	(4.27)
November, 2004	7.00	3.59

Senior Subordinated Unitholders
Month	Purchase Price	Gain/ (Loss)
April, 1999	7.13	13.73
May, 2001	15.56	5.29
October, 2002	9.60	7.97
April, 2003	14.40	6.70
June, 2003	17.31	2.47
November, 2004	7.55	3.21
November, 2004	2.30	6.88

The Partnership will provide the gain or loss to be allocated to each unitholder from the sale of the propane business after the end of the current taxable year as a part of its normal process of providing detailed tax information to its unitholders.

It is the responsibility of each unitholder to investigate the legal and tax consequences associated with his continued investment in us. The Partnership strongly recommends that each unitholder consult, and depend upon, his own tax counsel or other advisor with regard to the matters described herein, including whether to hold his units or sell them prior to the consummation of the sale of the propane business.

In that regard, it should be noted that a sale of the units is itself a taxable event. Gain or loss will be recognized on a sale of units equal to the difference between the amount realized and the unitholder’s tax basis for the units sold. A unitholder’s amount realized will be measured by the sum of the cash or the fair market value of other property he receives.

Prior distributions from us in excess of cumulative net taxable income for a unit that decreased a unitholder’s tax basis in that unit will, in effect, become taxable income if the unit is sold at a price greater than the unitholder’s tax basis in that unit, even if the price received is less than his original cost.

Except as noted below, gain or loss recognized by a unitholder, other than a “dealer” in units, on the sale or exchange of a unit held for more than one year will generally be taxable as capital gain or loss. Capital gain recognized by an individual on the sale of units held more than 12 months will generally be taxed at a maximum federal rate of 15%. A portion of this gain or loss, which will likely be substantial, however, will be separately computed and taxed as ordinary income or loss under Section 751 of the Internal Revenue Code to the extent attributable to assets giving rise to depreciation recapture or other “unrealized receivables” or to “inventory items” the Partnership owns. The term “unrealized receivables” includes potential recapture items, including depreciation recapture.

Ordinary income attributable to unrealized receivables, inventory items and depreciation recapture may exceed net taxable gain realized upon the sale of a unit and may be recognized even if there is a net taxable loss realized on the sale of a unit. Thus, a unitholder may recognize both ordinary income and a capital loss upon a sale of units.

Net capital loss may offset capital gains and no more than $3,000 of ordinary income, in the case of individuals, and may only be used to offset capital gain in the case of corporations.

Unitholders are encouraged to consult with their own tax advisors with respect to the application of tax laws to their particular situations.