Form 10-Q
period 2004-12-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2005-02-09
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

At February 2, 2005, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	32,165,528
Star Gas Partners, L.P.	Senior Subordinated Units	3,245,233
Star Gas Partners, L.P.	Junior Subordinated Units	345,364
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	Sept. 30, 2004	Dec. 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$4,692	$112,428
Receivables, net of allowance of $5,622 and $4,779, respectively	84,005	151,704
Inventories	34,213	70,255
Prepaid expenses and other current assets	60,973	59,243
Current assets of discontinued operations	50,288	—

Total current assets	234,171	393,630

Property and equipment, net	63,701	60,564
Long-term portion of accounts receivables	5,458	6,412
Goodwill	233,522	233,522
Intangibles, net	103,925	98,469
Deferred charges and other assets, net	13,885	16,983
Long-term assets of discontinued operations	306,314	—

Total Assets	$960,976	$809,580

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$25,010	$20,004
Working capital facility borrowings	8,000	119,000
Current maturities of long-term debt	24,418	1,262
Accrued expenses	65,491	71,782
Unearned service contract revenue	35,361	41,966
Customer credit balances	53,927	44,051
Current liabilities of discontinued operations	50,676	—

Total current liabilities	262,883	298,065

Long-term debt	503,668	268,582
Other long-term liabilities	24,654	23,766

Partners’ capital (deficit)
Common unitholders	167,367	233,749
Subordinated unitholders	(6,768)	640
General partner	(3,702)	(3,030)
Accumulated other comprehensive income (loss)	12,874	(12,192)

Total Partners’ capital	169,771	219,167

Total Liabilities and Partners’ Capital	$960,976	$809,580

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)	Three Months Ended December 31,
	2003	2004
Sales:
Product	$264,205	$297,119
Installations, service and appliances	51,865	53,575

Total sales	316,070	350,694
Cost and expenses:
Cost of product	168,687	222,903
Cost of installations, service and appliances	57,206	58,375
Delivery and branch expenses	60,678	65,480
Depreciation and amortization expenses	9,517	9,122
General and administrative expenses	5,701	15,842

Operating income (loss)	14,281	(21,028)

Interest expense	(9,301)	(10,875)
Interest income	831	383
Amortization of debt issuance costs	(1,228)	(715)
Loss on redemption of debt	—	(42,082)

Income (loss) from continuing operations before income taxes	4,583	(74,317)
Income tax expense	331	331

Income (loss) from continuing operations	4,252	(74,648)

Income (loss) from discontinued operations before gain on sale of segment, net of income taxes	15,060	(4,552)
Gain on sale of propane segment, net of income taxes of $3,000	—	153,644

Net income	$19,312	$74,444

General Partner’s interest in net income	$194	$672

Limited Partners’ interest in net income	$19,118	$73,772

Basic and Diluted Income (Loss) per Limited Partner Unit:
Continuing operations	$0.12	$(2.07)
Discontinued operations	0.44	(0.13)
Gain on sale of discontinued operations	—	4.26

Net income	$0.56	$2.06

Weighted average number of Limited Partner units outstanding:
Basic	34,158	35,756

Diluted	34,158	35,756

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months Ended December 31,
	2003	2004
Net income	$19,312	$74,444

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	9,484	(23,429)
Other comprehensive loss from discontinued operations	—	(1,637)

Other comprehensive income (loss)	9,484	(25,066)

Comprehensive income	$28,796	$49,378

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2003	$(17,214)	$(507)	$(17,721)

Reclassification to earnings	—	(117)	(117)
Unrealized gain on derivative instruments	—	8,778	8,778
Other comprehensive income from discontinued operations	—	823	823

Other comprehensive income	—	9,484	9,484

Balance as of December 31, 2003	$(17,214)	$8,977	$(8,237)

Balance as of September 30, 2004	$(16,055)	$28,929	$12,874

Reclassification to earnings	—	(15,845)	(15,845)
Unrealized loss on derivative instruments	—	(7,584)	(7,584)
Other comprehensive loss from discontinued operations	—	(1,637)	(1,637)

Other comprehensive loss	—	(25,066)	(25,066)

Balance as of December 31, 2004	$(16,055)	$3,863	$(12,192)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except per unit amounts)	Common	Sr. Sub.	Jr. Sub	General Partner	Common	Senior Sub.	Junior Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2004	32,166	3,245	345	326	$167,367	$(4,489)	$(2,279)	$(3,702)	$12,874	$169,771
Net income					66,364	6,695	713	672		74,444
Other comprehensive loss, net									(25,066)	(25,066)
Unit compensation expense					18					18

Balance as of December 31, 2004	32,166	3,245	345	326	$233,749	$2,206	$(1,566)	$(3,030)	$(12,192)	$219,167

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)	Three Months Ended December 31,
	2003	2004
Cash flows provided by (used in) operating activities:
Net income	$19,312	$74,444
Deduct: (Income) loss from discontinued operations – propane segment	(14,398)	4,552
Deduct: (Income) from discontinued operations – TG&E segment	(662)	—
Deduct: (Gain) on sale of discontinued operations	—	(153,644)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,517	9,122
Amortization of debt issuance cost	1,228	715
Unit compensation expense	52	18
Provision for losses on accounts receivable	1,543	1,721
Gain on sales of fixed assets, net	(136)	(73)
Loss on redemption of debt	—	42,082
Changes in operating assets and liabilities:
Increase in receivables	(67,231)	(70,374)
Increase in inventories	(16,928)	(36,042)
Decrease (increase) in other assets	18,761	(23,596)
Increase (decrease) in accounts payable	9,950	(5,006)
Increase (decrease) in other current and long-term liabilities	1,467	4,186

Net cash provided by (used in) operating activities	(37,525)	(151,895)

Cash flows provided by (used in) investing activities:
Capital expenditures	(853)	(806)
Cash proceeds from disposition of propane segment	—	464,041
Proceeds from sales of fixed assets	396	470

Net cash provided by (used in) investing activities	(457)	463,705

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	59,000	230,000
Working capital facility repayments	—	(119,000)
Repayment of debt	(67)	(258,318)
Debt repayment costs	—	(37,689)
Distributions	(19,826)	—
Increase in deferred charges	(4,532)	(7,701)

Net cash provided by (used in) financing activities	34,575	(192,708)

Net cash provided by (used in) discontinued operations:
Propane segment	3,746	(11,366)
TG&E segment	23	—

Net increase in cash	362	107,736

Cash at beginning of period	4,256	4,692

Cash at end of period	$4,618	$112,428

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a distributor of home heating oil and related products and services. Star Gas is a master limited partnership, which at December 31, 2004 had outstanding 32.2 million common units (NYSE: “SGU” representing an 89.1% limited partner interest in Star Gas Partners) and 3.2 million senior subordinated units (NYSE: “SGH” representing a 9.0% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.0% limited partner interest) and 0.3 million general partner units (representing a 0.9% general partner interest). On December 17, 2004, the Partnership completed the sale of all of its interest in its propane segment. As a result, the propane segment has been classified as discontinued operations (see Note 4).

At December 31, 2004, the Partnership is organized as follows:

•	The general partner of the Partnership is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. For information concerning the members of Star Gas LLC and its Board of Directors see “Item 10, Directors and Executive Officers of the Registrant” in the Partnership’s annual report on Form 10-K for fiscal year ended September 30, 2004. Star Gas LLC owns an approximate 1% general partner interest in the Partnership.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct and indirect subsidiaries. Petro is a Minnesota corporation that is a wholly owned subsidiary of Star/Petro, Inc., which is a 99.99% subsidiary of the Partnership. The remaining .01% equity interest in Star/Petro, Inc. is owned by Star Gas LLC. Petro is a retail distributor of home heating oil and serves approximately 515,000 customers in the Northeast and Mid-Atlantic.

•	Star Gas Finance Company is a direct wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $265 million 10¼% Senior Notes, which are due in 2013. The Partnership is dependent on distributions from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

2)	Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three month periods ended December 31, 2003 and December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2004.

The Partnership completed the sale of its propane segment on December 17, 2004 and its TG&E segment on March 31, 2004. As a result of the sale of TG&E and the propane segments, the Partnership has restated its prior year results to include the results of the TG&E and propane segments as components of discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows (in thousands):

	Sept. 30, 2004	Dec. 31, 2004
Heating oil and other fuels	$21,661	$57,749
Fuel oil parts and equipment	12,552	12,506

	$34,213	$70,255

Property, plant and equipment, consists of the following (in thousands):

	Sept. 30, 2004	Dec. 31, 2004
Property, plant and equipment	$122,503	$122,651
Less: accumulated depreciation	58,802	62,087

Property and equipment, net	$63,701	$60,564

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Derivatives and Hedging

The Partnership uses derivative financial instruments to manage the majority of its exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to fixed or maximum sales price customers. It is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale through the use of derivative instruments when appropriate. To a lesser extent, the Partnership may hedge the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil and (ii) hedge the downside price risk of firm purchase commitments and in some cases physical inventory on hand.

2)	Summary of Significant Accounting Policies – (continued)

All derivative instruments are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Partnership designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Partnership documents the relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Partnership also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of a derivative’s change in fair value is immediately recognized.

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

For the three months ended December 31, 2004, the change in accumulated other comprehensive income (loss) is principally attributable to the decrease in fair value of existing cash flow hedges and the reclassification to earnings of accumulated gains on cash flow hedges that settled during the period.

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

3)	Long-term Debt

On December 17, 2004, the Partnership and its subsidiaries executed the following transactions:

•	The Partnership sold the propane segment to Inergy Propane LLC (“Inergy”) for a purchase price of $475 million subject to certain adjustments, including a working capital adjustment. $311 million of the net proceeds from the sale of the propane segment were used to repurchase $182 million of the senior secured notes, including accrued interest and prepayment premiums, of the heating oil segment, $114 million of the first mortgage notes, including accrued interest and prepayment premiums, of the propane segment, and $15 million was used to repay the outstanding balance and accrued interest of the propane segment’s working capital facility. At December 31, 2004, the Partnership recognized a loss of approximately $39 million on the early redemption of this debt.

•	The heating oil segment executed a new $260 million revolving credit facility agreement with a group of lenders led by JPMorgan Chase Bank, N.A.

The new revolving credit facility provides the heating oil segment with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations), including the issuance of up to $75 million in letters of credit. The facility expires in December 2009. This facility replaced the existing credit facilities entered into in December 2003, which totaled $235 million. The former credit facilities consisted of a working capital facility, a letter of credit facility, and an acquisition facility. Obligations under the new revolving credit facility are secured by liens on substantially all of the assets of the heating oil segment, accounts receivable, inventory, general intangibles, real property, fixtures and equipment. Obligations under the new revolving credit facility are guaranteed by the heating oil segment’s subsidiaries and by the Partnership.

3)	Long-term Debt – (continued)

The new revolving credit facility imposes certain restrictions on the heating oil segment, including restrictions on its ability to incur additional indebtedness, to pay distributions, make investments, grant liens, sell assets and engage in certain other activities. In addition, the facility imposes certain restrictions on the use of proceeds from the sale of the propane segment. The revolving credit facility also requires the heating oil segment to maintain certain financial ratios, and contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events. The occurrence of an event of default or an acceleration under the revolving credit facility would result in the heating oil segment’s inability to obtain further borrowings under that facility, which could adversely affect its results of operations. An acceleration under the revolving credit facility would result in a default under the Partnership’s other funded debt.

The heating oil segment borrowed an initial $119 million under the new revolving credit facility on December 17, 2004, which it used to repay amounts outstanding under the heating oil segment’s existing credit facilities. The heating oil segment recognized a loss of approximately $3 million as a result of the early redemption of this debt. At December 31, 2004, the heating oil segment had $119 million outstanding under this credit facility.

In December 2004, the Partnership completed the sale of its propane segment. Pursuant to the terms of the indenture relating to the Partnership’s 10¼% Senior Notes due 2013 (“MLP Notes”), the Partnership will be obligated, within 360 days of the sale, to apply the net proceeds of the sale of the propane segment either to reduce indebtedness of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the Partnership’s or any subsidiary’s business. To the extent any net proceeds that are not so applied exceed $10 million (“excess proceeds”), the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with excess proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. Accordingly, the Partnership cannot predict the size of any offer, if any, to purchase MLP Notes and whether or to what extent holders of MLP Notes will accept the offer to purchase if an offer is made.

4)	Discontinued Operations

On December 17, 2004, the Partnership completed the sale of all of its interests in its propane segment to Inergy for a cash purchase price of approximately $475 million, subject to certain adjustments, including a working capital adjustment. The propane segment was the Partnership’s principal distributor of propane and related supplies and equipment to residential, industrial, agricultural and motor fuel customers. Closing and other settlement costs totaled approximately $14 million and approximately $311 million was used to repay outstanding debt of the propane segment and the heating oil segment (see note 3). The remainder of the proceeds were contributed to the heating oil segment (Petro Holdings, Inc.) as a capital contribution. In accordance with the purchase agreement, the effective date of the disposition was November 30, 2004. At December 31, 2004, the Partnership recognized a gain on the sale of the propane segment totaling approximately $153.6 million, which includes estimates on certain contractual post closing adjustments including a working capital adjustment.

On March 31, 2004, the Partnership sold the stock and business of its natural gas and electricity segment (“TG&E”) to a private party for a purchase price of approximately $12.5 million, subject to certain post closing adjustments. TG&E was the Partnership’s energy reseller that marketed natural gas and electricity to approximately 65,000 residential customers in deregulated markets in New York, New Jersey, Florida and Maryland. The Partnership recognized a loss of approximately $0.5 million as of September 30, 2004 as a result of this transaction.

As a result of the sale of the propane segment, the Partnership has restated its Statement of Operations, in accordance with SFAS 144, for the three month period ending December 31, 2003.

4)	Discontinued Operations – (continued)

The components of discontinued operations of the propane segment and TG&E for the three month periods ended December 31, 2003 and December 31, 2004 are as follows (in thousands):

	Three Months Ended December 31, 2003			Three Months Ended December 31, 2004
	TG&E	Propane	Total	TG&E	Propane	Total
Sales	$15,845	$101,947	$117,792	$—	$58,722	$58,722
Cost of sales	13,755	54,384	68,139	—	38,442	38,442
Delivery and branch	—	23,315	23,315	—	17,796	17,796
Depreciation & amortization	120	4,908	5,028	—	3,481	3,481
G & A expenses	1,308	2,402	3,710	—	2,096	2,096

Operating income (loss)	662	16,938	17,600	—	(3,093)	(3,093)
Net interest expense	—	2,424	2,424	—	1,384	1,384
Amortization of debt issuance costs	—	41	41	—	27	27

Income (loss) before income taxes	662	14,473	15,135	—	(4,504)	(4,504)
Income tax expense	—	75	75	—	48	48

Net income (loss)	$662	$14,398	$15,060	$—	$(4,552)	$(4,552)

5)	Segment Reporting

As of December 31, 2004, the Partnership has one reportable operating segment: retail distribution of heating oil. The administrative expenses for the public master limited partnership, Star Gas Partners, have not been allocated to the segment.

The heating oil segment is engaged in the retail distribution of home heating oil, related equipment services and equipment sales to residential and commercial customers. It operates primarily in the Northeast and Mid-Atlantic states. Home heating oil is principally used by the Partnership’s residential and commercial customers to heat their homes and buildings, and as a result, weather conditions have a significant impact on the demand for home heating oil.

The public master limited partnership includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership.

The following are the condensed statements of operations and balance sheets for each segment as of and for the periods indicated. There were no inter-segment sales.

(in thousands)	For the Three Months Ended December 31,
	2003			2004
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales	$316,070	$—	$316,070	$350,694	$—	$350,694
Cost of sales	225,893	—	225,893	281,278	—	281,278
Delivery and branch	60,678	—	60,678	65,480	—	65,480
Depreciation & amortization	9,517	—	9,517	9,122	—	9,122
General & administrative expenses	3,573	2,128	5,701	6,856	8,986	15,842

Operating income (loss)	16,409	(2,128)	14,281	(12,042)	(8,986)	(21,028)
Net interest expense	6,251	2,219	8,470	7,871	2,621	10,492
Amortization of debt issuance costs	1,062	166	1,228	509	206	715
Loss on redemption of debt	—	—	—	24,192	17,890	42,082

Income (loss) from continuing operations before income taxes	9,096	(4,513)	4,583	(44,614)	(29,703)	(74,317)
Income tax expense	331	—	331	331	—	331

Income (loss) from continuing operations	8,765	(4,513)	4,252	(44,945)	(29,703)	(74,648)
Income (loss) from discontinued operations before gain on sale of propane segment	—	15,060	15,060	—	(4,552)	(4,552)
Gain on sale of propane segment, net of income taxes	—	—	—	—	153,644	153,644

Net income (loss)	$8,765	$10,547	$19,312	$(44,945)	$119,389	$74,444

Capital expenditures	$853	$—	$853	$806	$—	$806

5)	Segment Reporting – (continued)

(in thousands)	September 30, 2004			December 31, 2004
Balance Sheets	Heating Oil	Partners & Others (1)	Consol.	Heating Oil	Partners & Others (1)	Consol.
ASSETS
Current assets:
Cash and cash equivalents	$4,561	$131	$4,692	$111,353	$1,075	$112,428
Receivables, net	84,005	—	84,005	151,704	—	151,704
Inventories	34,213	—	34,213	70,255	—	70,255
Prepaid expenses and other current assets	61,549	(576)	60,973	56,791	2,452	59,243
Net current assets of discontinued operations	—	50,288	50,288	—	—	—

Total current assets	184,328	49,843	234,171	390,103	3,527	393,630

Property and equipment, net	63,701	—	63,701	60,564	—	60,564
Long-term portion of accts. rec.	5,458	—	5,458	6,412	—	6,412
Goodwill	233,522	—	233,522	233,522	—	233,522
Intangibles, net	103,925	—	103,925	98,469	—	98,469
Deferred charges & other assets, net	6,933	6,952	13,885	10,236	6,747	16,983
Net long-term assets of discontinued operations	—	306,314	306,314	—	—	—

Total Assets	$597,867	$363,109	$960,976	$799,306	$10,274	$809,580

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities:
Accounts payable	$25,058	$(48)	$25,010	$20,004	$—	$20,004
Working capital facility borrowings	8,000	—	8,000	119,000	—	119,000
Current maturities of long-term debt	14,168	10,250	24,418	1,262	—	1,262
Accrued expenses and other current liabilities	56,272	9,219	65,491	50,487	21,295	71,782
Due to affiliates	1,329	(1,329)	—	(10,742)	10,742	—
Unearned service contract revenue	35,361	—	35,361	41,966	—	41,966
Customer credit balances	53,927	—	53,927	44,051	—	44,051
Net current liabilities of discontinued operations	—	50,676	50,676	—	—	—

Total current liabilities	194,115	68,768	262,883	266,028	32,037	298,065

Long-term debt	148,045	355,623	503,668	882	267,700	268,582
Due to affiliate	165,684	(165,684)	—	165,684	(165,684)	—
Other long-term liabilities	24,654	—	24,654	23,766	—	23,766
Partners’ Capital:
Equity Capital	65,369	104,402	169,771	342,946	(123,779)	219,167

Total Liabilities and Partners’ Capital	$597,867	$363,109	$960,976	$799,306	$10,274	$809,580

(1)	The Partner and Other amounts include the balance sheet of the Public Master Limited Partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings.

6)	Goodwill and Other Intangible Assets

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

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2004			December 31, 2004
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$189,559	$86,332	$103,227	$189,559	$91,565	$97,994
Covenants not to compete	4,736	4,038	698	4,755	4,280	475

	$194,295	$90,370	$103,925	$194,314	$95,845	$98,469

Amortization expense for intangible assets was $5.4 million for the three months ended December 31, 2003 compared to $5.5 million for the three months ended December 31, 2004. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2004 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2005	$21,581
2006	$20,960
2007	$20,341
2008	$18,558
2009	$11,709

7)	Employee Pension Plan

(in thousands)	Three Months Ended December 31,
	2003	2004
Components of Net Periodic Benefit Cost
Service cost	$—	$—
Interest cost	898	876
Expected return on plan assets	(1,043)	(1,020)
Net amortization	371	359

Net periodic benefit cost	$226	$215

The heating oil segment presently expects to contribute approximately $0.1 million to its plans during fiscal 2005 to fund its pension obligations.

8)	Acquisitions

During fiscal 2004, the Partnership acquired three retail heating oil dealers.

Sales and net income have been included in the Condensed Consolidated Statements of Operations from the respective effective dates of acquisition. The following unaudited pro forma information presents the results of operations of the Partnership, including the three acquisitions, as if the acquisitions had taken place on October 1, 2003. This pro forma information is presented for informational purposes; it is not indicative of future operating performance (in thousands, except per unit data).

Three Months Ended Dec. 31, 2003
Sales	$317,982

Net income	$19,492
General Partner’s interest in net income	176

Limited Partners’ interest in net income	$19,316

Basic net income per limited partner unit	$0.54

Diluted net income per limited partner unit	$0.54

9)	Supplemental Disclosure of Cash Flow Information

(in thousands)	Three Months Ended December 31,
	2003	2004
Cash paid during the period for:
Income taxes	$605	$741
Interest	$9,472	$7,297

Non-cash financing activities:
Decrease in long-term debt for interest rate swaps	$(582)	$(77)

Increase in long-term debt for amortization of debt discount	$77	$77
Decrease in other assets	$505	$—

10)	Earnings Per Limited Partner Unit

(in thousands, except per unit data)	Three Months Ended December 31,
	2003	2004
Income (loss) from continuing operations per Limited Partner unit:
Basic	$0.12	$(2.07)
Diluted	$0.12	$(2.07)

Income (loss) from discontinued operations, before gain on sale of segments, net of income taxes per Limited Partner unit:
Basic	$0.44	$(0.13)
Diluted	$0.44	$(0.13)

Gain on sale of propane segment, net of income taxes per Limited Partner unit:
Basic	$—	$4.26
Diluted	$—	$4.26

Net income per Limited Partner unit:
Basic	$0.56	$2.06
Diluted	$0.56	$2.06

Basic Earnings Per Unit:
Net income	$19,312	$74,444
Less: General Partner’s interest in net income	194	672

Limited Partners’ interest in net income	$19,118	$73,772

Common Units	30,671	32,166
Senior Subordinated Units	3,142	3,245
Junior Subordinated Units	345	345

Weighted average number of Limited Partner units outstanding	34,158	35,756

Basic earnings per unit	$0.56	$2.06

Diluted Earnings Per Unit:
Effect of diluted securities	$—	$—

Limited Partners’ interest in net income	$19,118	$73,772

Weighted average number of Limited Partner units outstanding	34,158	35,756

Diluted earnings per unit	$0.56	$2.06

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Report includes “forward-looking statements” which represent the Partnership’s expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership’s financial performance, the price and supply of home heating oil, the consumption patterns of the Partnership’s customers, the Partnership’s ability to obtain satisfactory gross profit margins, the ability of the Partnership to obtain new accounts and retain existing accounts, the impact of the business process redesign project at the heating oil segment, and the ability of the Partnership to address issues related to such project. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations (“Cautionary Statements”) are disclosed in this Report, and in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2004 including without limitation and in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Results of Operations

Overview

In analyzing the Partnership’s financial results, the following matters should be considered.

In December 2004, the Partnership completed the sale of its propane business to a subsidiary of Inergy, L.P., for a purchase price of $475 million, subject to certain adjustments. The Partnership recognized a $153.6 million gain from the sale of the propane segment. $311 million of the net proceeds from the sale of the propane segment were used to repurchase the senior secured notes and first mortgage notes of the heating oil segment and propane segment, to pay prepayment premiums, expenses and accrued interest and to repay amounts outstanding under the propane segment’s working capital facilities.

In accordance with the terms of the indenture relating to the Partnership’s 10 ¼% Senior Notes (“MLP Notes”), the Partnership is obligated, within 360 days of the sale, to apply the remaining net proceeds of the sale of the propane segment either to reduce indebtedness (and reduce any related commitment) of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the Partnership’s or any subsidiary’s business. To the extent any net proceeds that are not so applied exceed $10 million (“excess proceeds”), the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with excess proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. The Partnership cannot determine the amount of excess proceeds that will result from the sale of the propane segment. Accordingly, the Partnership cannot predict the size of any offer, if any, to purchase the MLP Notes and whether or to what extent holders of the MLP Notes will accept the offer to purchase if an offer is made.

In December 2004, the heating oil segment signed a new $260 million revolving credit facility agreement with a group of lenders led by JP Morgan Chase Bank, as administrative agent. The revolving credit facility provides the heating oil segment with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations), including the issuance of up to $75 million in letters of credit. Obligations under the revolving credit facility are secured by liens on substantially all of the assets of the heating oil segment, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. Obligations under the revolving credit facility are guaranteed by the heating oil segment’s subsidiaries and by the Partnership.

The Partnership’s fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of the Partnership’s business historically has resulted in the sale of approximately 30% of its home heating oil volume in the first fiscal quarter (October through December) and 45% of its home heating oil volume in the second fiscal quarter (January through March), the peak heating season, because home heating oil is primarily used for space heating in residential and commercial buildings. The Partnership historically has realized net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from period to period in response to variations in weather, wholesale energy prices and other factors. Gross profit is affected not only by weather patterns, but also by changes in customer mix. For example, sales to residential customers historically generate higher margins than sales to other customer groups, such as commercial or industrial customers. Changes in the wholesale price of home heating oil caused by changes in supply or market conditions can impact gross profit. In addition, gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year or quarter to quarter in a period of identical sales volumes.

For the quarter ended December 31, 2004, the average wholesale price of home heating oil as measured by the closing price on the New York Mercantile Exchange increased 65% to $1.42 per gallon from $.86 per gallon for the same quarter of last year. The unprecedented rise in the wholesale price of heating oil has adversely impacted the heating oil segment’s margins and in its ability to attract new customers and retain existing customers. In addition, the Partnership believes that customers are using less home heating oil than in prior periods given similar temperatures, due to the significant increase in the price of home heating oil.

Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service and, as part of that effort, centralized its heating equipment service and oil dispatch functions and engaged a centralized call center to fulfill its telephone requirements for a majority of its home heating oil customers. The Partnership experienced difficulties in advancing this initiative during fiscal 2004, which adversely impacted the customer base and the Partnership’s costs.

As a result of the above and the factors set forth in the next paragraph, the Partnership believes that the heating oil segment experienced annual net customer attrition of approximately 6.5% in fiscal 2004, excluding the impact of acquisitions. The 6.5% net customer attrition rate in fiscal 2004 was higher than the level experienced in fiscal 2003 and higher than in the preceeding several years. For fiscal 2003, before the full implementation of the business process improvement program and before the increase in the wholesale price of home heating oil, the Partnership experienced annual net customer attrition of 1.3%.

The heating oil segment has continued to lose accounts in the first quarter of fiscal 2005. For the three months ended December 31, 2004, the heating oil segment lost approximately 3,300 accounts (net), or 0.7% of its home heating oil customer base as compared to the three months ended December 31, 2003 (a period after the implementation of the initiative), in which the heating oil segment lost approximately 3,000 accounts (net), or 0.6% of its home heating oil customer base, and as compared to the three months ended December 31, 2002 (a period prior to the implementation of the initiative) in which the heating oil segment gained 3,700 accounts (net), or 0.8% of its home heating oil customer base. For the twelve months ended December 31, 2004, the heating oil segment experienced annual net customer attrition of approximately 6.5%. The Partnership believes that net customer attrition for the three months ended December 31, 2004 resulted from (i) a combination of the premium service/premium price strategy of the heating oil segment during a period when customer price sensitivity increased with high energy prices; (ii) the lag effect of net customer attrition related to service and delivery problems from prior fiscal years; (iii) the heating oil segment’s telephone handling skills not being sufficiently developed to the level associated with other premium service providers ; and (iv) tightened credit standards.

The Partnership believes it has identified the problems associated with its centralization efforts and is taking steps to address these issues. However, the Partnership expects that high net attrition rates will continue through the 2004-2005 winter heating season and perhaps beyond for the reasons described above. The Partnership notes that even to the extent that the rate of attrition can be halted, the current reduced customer base will adversely impact net income for fiscal 2005 and beyond. The Partnership continues to explore approaches to reduce the rate of net customer attrition.

Virtually all of the quantitative factors measuring the effectiveness of the call center and field operations – such as customer satisfaction scores, telephone waiting times and abandonment rates at the call center, oil delivery run-outs and heating equipment repair and maintenance response times – have improved meaningfully during the first fiscal quarter of 2005, as compared to the first fiscal quarter of 2004. Nonetheless, the Partnership believes that customer sensitivity at the call center will require additional training. Most importantly, net customer attrition is also being addressed by a more market responsive pricing strategy that involves segmenting customers by price plan preferences, years of service and differing geographic competitive market conditions. The Partnership cannot give any assurance, however, as to whether and to what extent these and other initiatives it is undertaking will be effective, and if so, at what time.

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Report. The Partnership completed the sale of its TG&E segment in March 2004 and the sale of its propane segment in December 2004. The following discussion reflects the historical results for the TG&E segment and propane segment as discontinued operations.

Three Months Ended December 31, 2004

Compared to December 31, 2003

Statements of Operations by Segment

(in thousands)	Three Months Ended December 31,
	2003				2004
Statements of Operations	Heating Oil	Partners & Others		Consol.	Heating Oil	Partners & Others		Consol.
Sales:
Product	$264,205	$		$264,205	$297,119	$		$297,119
Installations, service and appliances	51,865			51,865	53,575			53,575

Total sales	316,070			316,070	350,694			350,694
Cost and expenses:
Cost of product	168,687			168,687	222,903			222,903
Cost of installations, service and appliances	57,206			57,206	58,375			58,375
Delivery and branch expenses	60,678			60,678	65,480			65,480
Depreciation & amortization expenses	9,517			9,517	9,122			9,122
General and administrative expenses	3,573		2,128	5,701	6,856		8,986	15,842

Operating income (loss)	16,409		(2,128)	14,281	(12,042)		(8,986)	(21,028)
Interest expense - net	(6,251)		(2,219)	(8,470)	(7,871)		(2,621)	(10,492)
Amortization of debt issuance costs	(1,062)		(166)	(1,228)	(509)		(206)	(715)
Loss on redemption of debt	—		—	—	(24,192)		(17,890)	(42,082)

Income (loss) from continuing operations before income taxes	9,096		(4,513)	4,583	(44,614)		(29,703)	(74,317)
Income tax expense	331		—	331	331		—	331

Income (loss) from continuing operations	8,765		(4,513)	4,252	(44,945)		(29,703)	(74,648)
Income (loss) from discontinued operations before gain on sale of propane segment, net of income taxes			15,060	15,060	—		(4,552)	(4,552)
Gain on sale of propane segment, net of income taxes	—		—	—	—		153,644	153,644

Net income (loss)	$8,765		$10,547	$19,312	$(44,945)		$119,389	$74,444

Volume

For the three months ended December 31, 2004, retail volume of home heating oil declined by 24.9 million gallons, or 14.9%, to 142.3 million gallons, as compared to 167.2 million gallons for the three months ended December 31, 2003. Volume of other petroleum products declined by 3.4 million gallons or 14.6% to 20.0 million gallons for the three months ended December 31, 2004, as compared to 23.4 million gallons for the three months ended December 31, 2003. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil Segment
Volume – Three Months Ended December 31, 2003	167.2
Impact of warmer temperatures (a)	(1.7)
Impact of acquisitions	1.0
Net customer attrition	(10.5)
Conservation	(6.0)
Delivery scheduling	(4.6)
Other	(3.1)

Change	(24.9)

Volume – Three Months Ended December 31, 2004	142.3

(a)	Represents actual reported temperatures adjusted to capture the lag effect of colder temperatures experienced in the last week of December 2004, as compared to the last week of December 2003.

The Partnership believes that this 24.9 million gallon home heating oil decline at the heating oil segment was due to net customer attrition, which occurred in fiscal 2004 and the first fiscal quarter of 2005, conservation, delivery scheduling, the lag effect of colder temperatures experienced late in December 2004 and other factors partially offset by acquisitions. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions do not impact the calculation of net customer attrition. The Partnership believes that for both fiscal 2004 and the twelve months ended December 31, 2004, the heating oil segment experienced net customer attrition of approximately 6.5%. Temperatures in the heating oil segment’s geographic areas of operations were approximately 2.0% colder in the three months ended December 31, 2004 than in the three months ended December 31, 2003 and approximately 2.0% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). While temperatures were slightly colder than the prior year, the Partnership believes that the quarterly volume comparison was not significantly impacted by the colder weather. The majority of the colder weather was experienced during the last week of December 2004 and impacted only those customers who received a delivery during that week. Due to the significant increase in the price per gallon of home heating oil, the Partnership believes that customers are using less home heating oil given similar temperatures. Preliminary indications based on internal studies suggest that the Partnership’s customers are reducing their consumption by approximately 3.6%. The Partnership cannot determine if conservation is a permanent or temporary phenomenon. The Partnership also estimates that during the three months ended December 31, 2004, home heating oil volume was adversely impacted by 4.6 million gallons, as the heating oil segment attempted to deliver budget volume in the preceding quarter that exceeded deliveries under historic patterns during that period.

Product Sales

For the three months ended December 31, 2004, product sales increased $32.9 million, or 12.5%, to $297.1 million, as compared to $264.2 million for the three months ended December 31, 2003 due to an increase in selling prices which more than offset a decline in product sales due to the lower home heating oil volume sold. Selling prices were higher due to the increase in wholesale supply costs.

Sales, Installation, Service and Appliances

For the three months ended December 31, 2004, installation, service and appliance sales increased $1.7 million, or 3.3%, to $53.6 million as compared to $51.9 million for the three months ended December 31, 2003 due to measures taken in the last several years to increase service revenues.

Cost of Product

For the three months ended December 31, 2004, cost of product increased $54.2 million, or 32.1%, to $222.9 million, as compared to $168.7 million for the three months ended December 31, 2003. This is the result of an increase in the heating oil segment’s average wholesale product cost of $0.46 per gallon, or 52.0%, to an average of $1.34 per gallon for the three months ended December 31, 2004, from an average of $0.88 for the three months ended December 31, 2003. As of September 30, 2004, the wholesale cost of home heating oil had increased by 78 % to $ 1.39 per gallon from $0.78 as of September 30, 2003, as measured by the closing price on the New York Mercantile Exchange. During the three months ended December 31, 2004, the closing price of home heating oil on the New York Mercantile Exchange increased to a high of $1.59 per gallon on October 22, 2004. As of December 31, 2004, the wholesale cost of home heating oil was $1.23, which represents a 35% increase over the heating oil price per gallon of $0.91 on December 31, 2003, as measured by the closing price on the New York Mercantile Exchange.

In an effort to reduce net customer attrition, the heating oil segment delayed increasing its selling price to customers whose price plan agreements expired during the July to September 2004 time period. This decision negatively impacted gross profit by an estimated $1.7 million for the three months ended December 31, 2004.

For the three months ended December 31, 2004, cost of product at the heating oil segment was adversely impacted by $2.9 million due to a delay in hedging the price of product for certain residential protected price customers due to cash constraints under the heating oil segment’s previous credit agreement. Cost of product was also adversely impacted by $0.8 million associated with not hedging the price of product for certain residential price protected customers that were incorrectly coded as variable customers until December 2004. Home heating oil per gallon margins for the three months ended December 31, 2004 declined by 5.2 cents per gallon, as compared to the three months ended December 31, 2003 due to an increase in the percentage of volume sold to lower margin residential price protected customers, the delay in increasing the selling price to customers whose price plan expired during the July to September 2004 time period and the aforementioned issues concerning price protected customers. For the three months ended December 31, 2004, the increase in product cost exceeded the increase in product sales by $21.3 million, as compared to the three months ended December 31, 2003, due to the decline in home heating oil volume and lower home heating oil per gallon margins.

The home heating oil segment’s customer base is comprised of three types of customers, residential variable, residential protected price and commercial/industrial. The selling price for a residential variable customer is established by the Partnership’s pricing committee from time to time based on market conditions and generally has the highest per gallon gross profit margin. A residential protected price heating oil customer enters into an agreement to purchase home heating oil at a fixed or maximum price per gallon over a 12-month period. Due to the greater price sensitivity of residential protected price customers, the per gallon margins realized from that customer segment generally are less than variable priced residential customers. Commercial/industrial customers are characterized as large volume users and contribute the lowest per gallon margin.

During periods of rising heating oil prices, as recently experienced a number of residential consumers have migrated to price protection plans. At the heating oil segment, the percentage of home heating oil volume sold to residential protected price customers increased to 49% of total home heating oil volume sales for the three months ended December 31, 2004, as compared to 41% for the three months ended December 31, 2003. Accordingly, the percentage of home heating oil volume sold to residential variable customers decreased to 35% for the three months ended December 31, 2004, as compared to 43% for the three months ended December 31, 2003. For the three months ended December 31, 2004, sales to commercial/industrial customers represented 16% of total home heating oil volume sales, unchanged from the three months ended December 31, 2003. Rising energy costs have increased consumer interest in price protection. The Partnership is exploring more market responsive pricing strategies including customer segmentation by years of service and differing geographic competitive market conditions to meet this increased consumer sensitivity. However, if wholesale supply costs remain volatile and/or at historically high levels, per gallon profit margins and results could continue to be adversely impacted.

Cost of Installations, Service and Appliances

For the three months ended December 31, 2004, costs of installations, service and appliances increased $1.2 million, or 2.0%, to $58.4 million, as compared to $57.2 million for the three months ended December 31, 2003. This change was primarily due to wage and other cost increases.

Delivery and Branch Expenses

For the three months ended December 31, 2004, delivery and branch expenses increased $4.8 million, or 7.9%, to $65.5 million, as compared to $60.7 million for the three months ended December 31, 2003. This increase was due to higher marketing expenses of $1.7 million, additional costs to operate the centralized call center of $0.8 million and an estimated $1.9 million due to operating and wage increases. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service, and as part of that effort centralized its heating service equipment dispatch and engaged a centralized call center to respond to telephone inquiries. While virtually all of the quantitative factors measuring the effectiveness of the call center and field operations – such as telephone waiting times and abandonment rates at the call center, oil delivery run-outs and heating equipment repair and maintenance response times – have improved meaningfully during the first fiscal quarter of 2005 as compared to the first fiscal quarter of 2004, the savings from this initiative were less than expected and the costs to operate under this centralized format were greater than originally estimated.

Depreciation and Amortization

For the three months ended December 31, 2004, depreciation and amortization expenses declined by $0.4 million, or 4.2%, to $9.1 million, as compared to $9.5 million for the three months ended December 31, 2003.

General and Administrative Expenses

For the three months ended December 31, 2004, general and administrative expenses increased by $10.1 million, or 177.9%, to $15.8 million, as compared to $5.7 million for the three months ended December 31, 2003. At the Partnership level, general and administrative expenses increased by $6.9 million from $2.1 million in the three months ended December 31, 2003, to $9.0 million in the three months ended December 31, 2004, as a $2.3 million reduction in compensation expense associated with unit appreciation rights was more than offset by $7.5 million in bridge financing fees and $1.5 million of legal expenses incurred relating to inquiries from the New York Stock Exchange and the Securities and Exchange Commission, by several purported class action lawsuits as well as legal and professional fees associated with exploring several refinancing alternatives. At the heating oil segment, general and administrative expenses increased by $3.3 million, or 91.9%, to $6.9 million for the three months ended December 31, 2004, from $3.6 million for the three months ended December 31, 2003. This increase was attributable to $2.9 million of expenses and fees associated with certain bank amendments and waivers obtained during the three months ended December 31, 2004.

Operating Income (Loss)

For the three months ended December 31, 2004, operating income decreased $35.3 million to a loss of $21.0 million, as compared to $14.3 million in operating income for the three months ended December 31, 2003. This decline was due to lower sales volume, a decrease in home heating oil margins of 5.2 cents per gallon, $11.9 million in bridge facility, legal and bank amendment fees and an increase in operating expenses. Operating expenses increased due to higher marketing expenses of $1.7 million, additional expenses to operate the call center of $0.8 million and an estimated $1.9 million in operating and wage increases.

Loss on Redemption of Debt

For the three months ended December 31, 2004, the Partnership recorded a $42.1 million loss on the early redemption of certain notes at the heating oil and propane segments. The loss consists of cash premiums paid of $37.0 million for early redemption, the write-off of previously capitalized net deferred financing costs of $6.1 million and legal expenses of $0.7 million, reduced in part by a $1.7 million basis adjustment to the carrying value of long-term debt.

Interest Expense

For the three months ended December 31, 2004, interest expense increased $1.6 million, or 16.9%, to $10.9 million, as compared to $9.3 million for the three months ended December 31, 2003. This increase was due to a higher principal amount of long-term debt outstanding and an increase in the Partnership’s weighted average interest rate during the three months ended December 31, 2004, as compared to the three months ended December 31, 2003.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2004, amortization of debt issuance costs decreased $0.5 million, or 41.7%, to $0.7 million, as compared to $1.2 million for the three months ended December 31, 2003. During the three months ended December 31, 2003, certain deferred financing costs were written off.

Income Tax Expense

Income tax expense for the three months ended December 31, 2004 was $0.3 million and represents certain state income taxes. Income tax expense for the three months ended December 31, 2004 was unchanged from the three months ended December 31, 2003.

Income (Loss) From Continuing Operations

For the three months ended December 31, 2004, income (loss) from continuing operations decreased $78.9 million, to a loss of $74.6 million, as compared to income of $4.3 million for the three months ended December 31, 2003. This decline was due to a $42.1 million loss on redemption of debt, the impact of lower volume, a 5.2 cent per gallon reduction in home heating oil gross profit margins, expenses attributable to the bridge facility, bank amendments and legal expenses totaling $11.9 million, operating and wage increases and an increase in interest expense.

Income (Loss) From Discontinued Operations

For the three months ended December 31, 2004, income from discontinued operations decreased $19.6 million. Income from the discontinued propane segment, which was sold on December 17, 2004, decreased $19.0 million to a loss of $4.6 million for the three months ended December 31, 2004, as compared to income of $14.4 million for the three months ended December 31, 2003. For the month of December 2003, the propane segment realized net income of $11.5 million. For the two months ended November 30, 2004, the propane segment had a loss of $4.6 million, as compared to income of $2.9 million for the two months ended November 30, 2003. This $7.5 million decrease at the discontinued propane segment was due to lower volume sales, a decrease in per gallon margins and higher operating expenses. The discontinued TG&E segment, which was sold on March 31, 2004, generated $0.7 million in income for the three months ended December 31, 2003.

Gain On Sale of the Propane Segment

For the three months ended December 31, 2004, the Partnership recorded a $153.6 million gain on the sale of the propane segment, which is net of income taxes of $3.0 million.

Net Income

For the three months ended December 31, 2004, net income increased $55.1 million, to $74.4 million, as compared to $19.3 million in net income for the three months ended December 31, 2003, as the $153.6 million gain on the sale of the propane segment was reduced by lower income from continuing operations of $78.9 million and a $19.6 million decrease in income from discontinued operations.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the three months ended December 31, 2004, EBITDA declined $77.8 million, to an EBITDA loss of $54.0 million as compared to $23.8 million for the three months ended December 31, 2003. This decrease was due to the recording of a $42.1 million loss on the redemption of debt, lower sales volume resulting from net customer attrition, conservation and other factors, a decrease in home heating oil per gallon margins of 5.2 cents, bridge facility, bank amendment fees and legal fees totaling $11.9 million and higher operating expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. EBITDA for the Partnership is calculated for the three months ended December 31 as follows.

	Three Months Ended December 31,
(in thousands)	2003	2004
Income (loss) from continuing operations	$4,252	$(74,648)
Plus:
Income tax expense	331	331
Amortization of debt issuance costs	1,228	715
Interest expense, net	8,470	10,492
Depreciation and amortization	9,517	9,122

EBITDA	23,798	(53,988	) (a)
Add/(subtract)
Income tax expense	(331)	(331)
Interest expense, net	(8,470)	(10,492)
Unit compensation expense	52	18
Provision for losses on accounts receivable	1,543	1,721
Loss on redemption of debt	—	42,082
Gain on sales of fixed assets, net	(136)	(73)
Change in operating assets and liabilities	(53,981)	(130,832)

Net cash used in operating activities	$(37,525)	$(151,895)

(a)	Includes one-time expenses of $42.1 million related to early debt redemption.

Liquidity and Capital Resources

The ability of the Partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high heating oil prices to customers, the effects of higher customer attrition, conservation and other factors, most of which are beyond its control. Future capital requirements of the Partnership are expected to be provided by cash flows from operating activities and cash on hand at December 31, 2004. To the extent future capital requirements exceed cash flows from operating activities, the Partnership anticipates that:

a)	working capital will be financed by the Partnership’s revolving credit facility as discussed below and repaid from subsequent seasonal reductions in inventory and accounts receivable;

b)	maintenance and growth capital expenditures will be financed in fiscal 2005 with internally generated cash flows; and

c)	proceeds from the sale of the propane segment will be utilized.

Operating Activities

Net cash used in operating activities of $151.9 million for the three months ended December 31, 2004 consisted of net income of $74.4 million, non cash charges of $11.6 million, a $4.6 million loss from discontinued operations, a $42.1 million loss on the redemption of certain debt, a gain on the sale of the propane segment of $153.6 million and an increase in operating assets of $130.8 million. For the three months ended December 31, 2003, net cash used in operating activities was $37.5 million.

Investing Activities

During the three months ended December 31, 2004, the Partnership completed the sale of the propane segment. The net proceeds, after deducting expenses, were approximately $464.0 million. During the three months ended December 31, 2004, the heating oil segment spent $0.8 million for capital expenditures and received proceeds from the sale of certain assets of $0.5 million. As a result, cash flow provided by investing activities was $463.7 million. During the three months ended December 31, 2003, the heating oil segment received $0.4 million from the sale of certain assets and spent $0.9 million for capital expenditures.

Financing Activities

Cash flows used in financing activities were $192.7 million for the three months ended December 31, 2004. During this period, $230.0 million of cash was provided from borrowings under the heating oil segment’s new revolving credit facility, which were used to repay $119.0 million borrowed under the heating oil segment’s previous credit agreement. Also during the three months ended December 31, 2004, the Partnership repaid $258.3 million in long-term debt, paid $37.7 million in debt prepayment premiums and expenses and paid $7.7 million in fees and expenses related to refinancing the heating oil segment’s bank credit facilities.

As a result of the above activity and $11.4 million of cash used by discontinued operations, cash increased by $107.7 million, to $112.4 million as of December 31, 2004.

Financing and Sources of Liquidity

The Partnership had $269.8 million of debt outstanding as of December 31, 2004 (which amount does not include working capital borrowings of $119 million). The following summarizes the Partnership’s long-term debt maturities occurring over the next five years as of December 31, 2004:

(in millions)
2005	$1.3
2006	$0.8
2007	$0.1
2008	$—
2009	$—
Thereafter	$267.7

On December 17, 2004, the Partnership’s heating oil segment entered into a $260 million revolving credit facility with a group of lenders led by JP Morgan Chase Bank. The revolving credit facility provides the heating oil segment with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations) including the issuance of up to $75 million in letters of credit. Obligations under the revolving credit facility are secured by liens on substantially all of the assets of the heating oil segment, accounts receivable, inventory, general intangibles, real property, fixtures and equipment. Under the terms of the revolving credit facility, the heating oil segment must maintain at all times either availability (as defined) of $25.0 million or a fixed charge coverage ratio (as defined) of 1.1 to 1.0. As of December 31, 2004, availability was $31.1 million and the fixed charge coverage ratio was 0.9x to 1.0.

In December 2004, the Partnership completed the sale of its propane segment. Pursuant to the terms of the indenture relating to the Partnership’s 10 ¼% Senior Notes due 2013 (“MLP Notes”), the Partnership will be obligated, within 360 days of the sale, to apply the net proceeds of the sale of the propane segment either to reduce indebtedness of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the Partnership’s or any subsidiary’s business. To the extent any net proceeds that are not so applied exceed $10 million (“excess proceeds”), the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with excess proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. Accordingly, the Partnership cannot predict the size of any offer, if any, to purchase MLP Notes and whether or to what extent holders of MLP Notes will accept the offer to purchase if an offer is made.

After repayment of certain debt and transaction expenses and estimated taxes to be paid of $3.0 million, the estimated net proceeds from the propane segment sale were approximately $153.5 million. As of the closing of the propane sale and application of the proceeds, the amount of net proceeds not applied in excess of $10 million was $143.5 million. As of December 31, 2004, the heating oil segment utilized $40.0 million of the proceeds to invest in working capital assets, which reduces the amount available to repurchase MLP Notes to $103.5 million. The Partnership expects it may utilize a portion of the remaining proceeds to meet future working capital needs. As of December 31, 2004, the Partnership had cash of $112.4 million.

For the remainder of fiscal 2005, the Partnership anticipates paying interest of $30.4 million and anticipates maintenance capital expenditures of $2.7 million. Long-term debt repayments for the remainder of fiscal 2005 are $1.2 million, excluding any repayments resulting from any required offer to repay the MLP Notes, discussed above. The Partnership continues to be challenged by the relatively high wholesale supply costs and believes that per gallon margins are likely to be adversely impacted. Likewise, the higher wholesale supply cost has added to the Partnership’s difficulties in both attracting new and retaining existing customers. Customer attrition continues to negatively impact operations. If wholesale supply costs remain at current levels, future sales to customers could also be reduced due to conservation.

In general, the Partnership distributes to its partners on a quarterly basis, all of its Available Cash in the manner described in Note 5 (Quarterly Distribution of Available Cash) of the Partnership’s Annual Report on Form 10-K. Available Cash is defined for any of the Partnership’s fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters, in some circumstances. On October 18, 2004, the Partnership announced that it would not pay a distribution on the common units. The Partnership had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future. While the Partnership hopes to position itself to pay some regular distribution on its common units in future years, of which there can be no assurance, it is considerably less likely that regular distributions will ever resume on the senior subordinated units because of their subordination terms.

The Partnership believes that the purchase of weather insurance could be an important element in the Partnership’s ability to maintain the stability of its cash flows. The Partnership has purchased a base of $12.5 million of weather insurance coverage for each year from 2005 – 2007 and purchased an additional $7.5 million of weather insurance coverage for fiscal 2005. The amount of insurance proceeds that could be realized under these policies is calculated by multiplying a fixed dollar amount by the degree-day deviation from an agreed upon cumulative degree-day strike price, since temperatures to date have exceeded the degree day strike price. The Partnership does not expect to collect any proceeds under its weather insurance policies for fiscal 2005.

Risk Factors

An investment in the Partnership involves a high degree of risk. Investors should carefully review the following risk factors concerning the Partnership.

The Partnership’s heating oil segment recently had liquidity issues that raised questions concerning the Partnership’s ability to continue as a going concern.

The Partnership’s heating oil segment recently had liquidity issues relating to the heating oil segment’s inability to comply with the borrowing conditions under its former credit agreement that raised questions concerning the Partnership’s ability to continue as a going concern. The report of the Partnership’s independent registered public accounting firm on the Partnership’s consolidated financial statements as of September 30, 2004 and 2003, and for the three years ended September 30, 2004, included an explanatory paragraph with respect to these liquidity issues. The Partnership believes that the refinancing of the heating oil segment’s indebtedness, which occurred as of December 17, 2004 in connection with the closing of the heating oil segment’s new revolving credit facility and the sale of the Partnership’s propane segment, satisfactorily addressed these liquidity issues at least in the short-term. However, there can be no assurance that the Partnership will not experience liquidity issues in the future.

The Sale of the Propane Segment May Adversely Affect the Partnership’s Future Operating Results

On December 17, 2004, the Partnership completed the sale of its propane segment for a purchase price of approximately $475 million, subject to certain adjustments. For the fiscal year ended September 30, 2004, the propane segment accounted for $349 million of the Partnership’s sales and $29 million of the Partnership’s operating income. For more information on the results of operations of the propane segment, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The loss of the propane segment’s operating income could adversely affect the Partnership’s future operating results.

The Partnership’s substantial debt and other financial obligations could impair its financial condition and its ability to fulfill its debt obligations.

The Partnership had total debt of approximately $269.8 million as of December 31, 2004 (which amount does not include working capital borrowings of $119 million). The Partnership’s substantial indebtedness and other financial obligations could:

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

Since weather conditions may adversely affect the demand for home heating oil, the Partnership’s financial condition is vulnerable to warm winters.

Weather conditions have a significant impact on the demand for home heating oil because the Partnership’s customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact the Partnership’s operating results and financial condition. During the peak heating season of October through March, sales of home heating oil historically have represented approximately 75% to 80% of the Partnership’s annual home heating oil volume. Actual weather conditions can vary substantially from year to year, significantly affecting the Partnership’s financial performance. Furthermore, warmer than normal temperatures in one or more regions in which the Partnership operates can significantly decrease the total volume the Partnership sells and the gross profit realized on those sales and, consequently, the Partnership’s results of operations. For example, in fiscal 2000 and especially fiscal 2002, temperatures were significantly warmer than normal for the areas in which the Partnership sells home heating oil, which adversely affected the amount of EBITDA that it generated during these periods. In fiscal year 2002, temperatures in the Partnership’s areas of operation were an average of 18.4% warmer than in fiscal year 2001 and 18.0% warmer than normal. The Partnership has purchased weather insurance to help minimize the adverse effect of weather volatility on its cash flows, of which there can be no assurance.

The Partnership’s operating results will be adversely affected if the heating oil segment experiences significant customer losses that are not offset or reduced by customer gains.

The heating oil segment’s net attrition rate of home heating oil customers for years 2002, 2003 and 2004 was approximately 4.2%, 1.3% and 6.5%, respectively. This rate represents the net of its annual customer loss rate. Customer losses are the result of various factors, including:

•	customer relocations;

•	supplier changes based primarily on price competition, particularly during periods of high energy costs and quality of service issues, including those related to the heating oil segment’s centralized call center and service dispatch;

•	natural gas conversions; and

•	credit problems.

The continuing unprecedented rise in the price of heating oil has intensified price competition, which has adversely impacted the heating oil segment’s margins and added to the heating oil segment’s difficulties in reducing net customer attrition. The heating oil segment believes its net customer attrition rate has risen not only because of increased price competition related to the rise in oil prices but also because of operational problems. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service, and as part of that effort, centralized its heating equipment service dispatch and engaged a centralized call center to fulfill its telephone requirements for a majority of its heating oil customers. The Partnership experienced difficulties in advancing this initiative during fiscal 2004, which adversely impacted the customer base and the Partnership’s costs.

The Partnership believes that it has identified the problems associated with its centralization efforts and is taking steps to address these issues. The Partnership expects that high net attrition rates will continue through the 2004-2005 winter heating season and perhaps beyond. The Partnership notes that even to the extent that the rate of attrition can be halted, the current reduced customer base will adversely impact net income for fiscal 2005 and beyond. The Partnership continues to explore approaches to reduce the rate of net customer attrition.

The heating oil segment has continued to lose accounts in the first quarter of fiscal 2005. For the three months ended December 31, 2004, the heating oil segment lost approximately 3,300 accounts (net), or 0.7% of its heating oil customer base, as compared to the three months ended December 31, 2003 (a period after the implementation of the initiative), in which the heating oil segment lost approximately 3,000 accounts (net), or 0.6% of its heating oil customer base, and as compared to the three months ended December 31, 2002 (a period prior to the implementation of the initiative) in which the heating oil segment gained 3,700 accounts (net), or 0.8% of its heating oil customer base. For the twelve months ended December 31, 2004, the heating oil segment experienced annual net customer attrition of approximately 6.5%. The Partnership believes that net customer attrition for the three months ended December 31, 2004 resulted from (i) a combination of the premium service/premium price strategy of the heating oil segment during a period when customer price sensitivity increased with high energy prices; (ii) the lag effect of net customer attrition related to service and delivery problems from prior fiscal years; (iii) the heating oil segment’s telephone handling skills not being sufficiently developed to the level associated with other premium service providers; and (iv) tightened credit standards.

The heating oil segment may not be able to achieve net gains of customers and may continue to experience customer attrition in the future.

Sudden and sharp oil price increases that cannot be passed on to customers may adversely affect the Partnership’s operating results.

The retail home heating oil industry is a “margin-based” business in which gross profits depend on the excess of retail sales prices over supply costs. Consequently, the Partnership’s profitability is sensitive to changes in the wholesale price of home heating oil caused by changes in supply or other market conditions. Many of these factors are beyond the Partnership’s control and thus, when there are sudden and sharp increases in the wholesale cost of home heating oil, the Partnership may not be able to pass on these increases to its customers through retail sales prices. As of September 30, 2004, the wholesale cost of home heating oil, as measured by the closing price of the New York Mercantile Exchange had increased by 38% to $1.39 per gallon from $1.01 per gallon as of June 30, 2004. This represents a 78% increase over the heating oil price per gallon of $0.78 per gallon on September 30, 2003. Per gallon heating oil prices subsequently increased to a high of $1.59 per gallon on October 22, 2004, before retreating to $1.23 per gallon as of December 10, 2004. For the quarter ended December 31, 2004, the average wholesale price of home heating oil as measured by the closing price on the New York Mercantile Exchange had increased by 65% to $1.42 per gallon from $0.86 per gallon for the same quarter of last year. When heating oil prices increased, in the fourth quarter of fiscal 2004 the heating oil segment’s retail sales prices did not increase as rapidly as the increase in heating oil prices, which resulted in lower per gallon margins. In addition, the timing of cost pass-throughs can significantly affect margins. Wholesale price increases could reduce the Partnership’s gross profits and could, if continuing over an extended period of time, reduce demand by encouraging conservation or conversion to alternative energy sources.

A significant portion of the Partnership’s home heating oil volume is sold to price-protected customers and its operating results could be adversely affected by changes in the cost of supply that the Partnership cannot pass on to these customers or otherwise protect against.

A significant portion of its home heating oil volume is sold to individual customers under an agreement pre-establishing the maximum sales price or a fixed price of home heating oil over a 12-month period. The maximum price at which home heating oil is sold to these price-protected customers is generally renegotiated prior to the heating season of each year based on current market conditions. The Partnership currently enters into forward purchase contracts, futures contracts and option contracts for a substantial majority of the heating oil the Partnership sells to these price-protected customers in advance and at a fixed cost. Should events occur after a price protected sales price is established that increase the cost of home heating oil above the amount anticipated, margins for the price-protected customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the price-protected customers whose heating oil was purchased in advance could be lower than expected, while margins for those customers whose heating oil was not purchased in advance would be unaffected or higher than expected. For the twelve months ended December 31, 2004, approximately 46% of its retail home heating oil volume sales were under a price-protected plan.

If the Partnership does not make acquisitions on economically acceptable terms, its future financial performance will be limited.

The home heating oil industry is not a growth industry because of increased competition from alternative energy sources. A significant portion of the Partnership’s growth in the past decade has been directly tied to its acquisition programs. Accordingly, its future financial performance will be impacted by its ability to continue to make acquisitions at attractive prices. The Partnership cannot be assured that it will be able to identify attractive acquisition candidates in the future or that the Partnership will be able to acquire businesses on economically acceptable terms if at all. In particular the financial resources available to the Partnership are likely to be limited. Factors that may adversely affect the home heating oil segment’s operating and financial results, such as warm weather patterns, may further limit the Partnership’s access to capital and adversely affect its ability to make acquisitions. Any acquisition may involve risks, including:

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

Because of the highly competitive nature of the retail home heating oil segment, the Partnership may not be able to retain existing customers or acquire new customers, which would have an adverse impact on its operating results and financial condition.

If the home heating oil segment is unable to compete effectively, the Partnership may lose existing customers or fail to acquire new customers, which would have a material adverse effect on its results of operations and financial condition.

The Partnership’s home heating oil segment competes with heating oil distributors offering a broad range of services and prices, from full service distributors, like the heating oil segment, to those offering delivery only. Competition with other companies in the home heating oil industry is based primarily on customer service and price with some of the heating oil segment’s competitors historically offering lower prices than this segment. Long-standing customer relationships are typical in the industry. It is customary for companies to deliver home heating oil to their customers based upon weather conditions and historical consumption patterns, without the customer making an affirmative purchase decision. Most companies provide home heating equipment repair service on a 24-hour-per-day basis. In some cases, homeowners have formed buying cooperatives to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. As a result of these factors, it may be difficult for the heating oil segment to acquire new customers.

The continuing unprecedented rise in the price of heating oil has intensified price competition, which has adversely impacted the heating oil segment’s margins and added to the heating oil segment’s difficulties in reducing customer attrition. The heating oil segment believes its attrition rate has risen not only because of increased price competition related to the rise in oil prices, but also because of operational problems. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service, and as part of that effort, centralized its heating equipment service dispatch and engaged a centralized call center to fulfill its telephone requirements. The Partnership experienced difficulties in advancing this initiative during fiscal 2004, which adversely impacted the customer base and the Partnership’s costs.

The Partnership believes that it has identified the problems associated with its centralization efforts and is taking steps to address these issues. The Partnership expects that high net attrition rates will continue through the 2004-2005 winter heating season and perhaps beyond. The Partnership notes that even to the extent that the rate of attrition can be halted, the current reduced customer base will adversely impact net income for fiscal 2005 and beyond. The Partnership continues to explore approaches to reduce the rate of net customer attrition.

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

The Partnership is subject to operating and litigation risks that could adversely affect its operating results whether or not covered by insurance.

The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing customers with flammable liquids such home heating oil. As a result, the Partnership may be a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles it believes are reasonable. However, there can be no assurance that this insurance will be adequate to protect the Partnership from all material expenses related to potential future claims for remediation costs and personal and property damage or that these levels of insurance will be available in the future at economical prices.

The Partnership is the subject of a number of class action lawsuits alleging violation of the federal securities laws, which if decided adversely to it could have a material adverse effect on the Partnership’s financial condition.

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut (Carter v. Star Gas Partners, L.P., et al, No 3:04-cv-01766-IBA, et. al, subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court: (1) Feit v. Star Gas, et al, Civil Action No. 04-1832 (filed on 10/29/2004), (2) Lila Gold v. Star Gas, et al, Civil Action No. 04-1791 (filed on 10/22/2004), (3) Jagerman v. Star Gas, et al, Civil Action No. 04-1855 (filed on 11/3/2004), (4) McCole, et al v. Star Gas, et al, Civil Action No. 04-1859 (filed on 11/3/2004), (5) Prokop v. Star Gas, et al, Civil Action No. 04-1785 (filed on 10/22/2004), (6) Seigle v. Star Gas, et al, Civil Action No. 04-1803 (filed on 10/25/3004), (7) Strunk v. Star Gas, et al, Civil Action No. 04-1815 (filed on 10/27/2004), (8) Harriette S. & Charles L. Tabas Foundation v. Star Gas, et al, Civil Action No. 04-1857 (filed on 11/3/2004), (9) Weiss v. Star Gas, et al, Civil Action No. 04-1807 (filed on 10/26/2004), (10) White v. Star Gas, et al, Civil Action No. 04-1837 (filed on 10/9/2004), (11) Wood v. Star Gas, et al, Civil Action No. 04-1856 (filed on 11/3/2004) (12) Yopp v. Star Gas, et al, Civil Action No. 04-1865 (filed on 11/3/2004), (13) Kiser v. Star Gas, et al, Civil Action No. 04-1884 (filed on 11/9/2004), (14) Lederman v. Star Gas, et al, Civil Action No. 04-1873 (filed on 11/5/2004), (15) Dinkes v. Star Gas, et al, Civil Action No.04-1979 (filed 11/22/04) and (16) Gould v. Star Gas, et al, Civil Action No. 04-2133 (filed on 12/17/2004) (including the Carter Complaint, collectively referred to herein as the “Class Action Complaints”).

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

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates on the one hand, and the Partnership and its limited partners, on the other hand.

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates on the one hand, and the Partnership and its limited partners, on the other hand. As a result of these conflicts the general partner may favor its own interests and those of its affiliates over the interests of the unitholders. The nature of these conflicts is ongoing and includes the following considerations:

•	Except for Irik P. Sevin, who is subject to a non-competition agreement, the general partner’s affiliates are not prohibited from engaging in other business or activities, including direct competition with the Partnership.

•	The general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and reserves, each of which can impact the amount of cash available for distribution to unitholders, if any, of the Partnership and available to pay principal and interest on debt.

•	The general partner controls the enforcement of obligations owed to the Partnership by the general partner.

•	The general partner decides whether to retain separate counsel, accountants or others to perform services for the Partnership.

•	In some instances the general partner may borrow funds in order to permit the payment of distributions to the unitholders of the Partnership.

The risk of terrorism and political unrest in the Middle East may adversely affect the economy and the price and availability of home heating oil.

Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and political unrest in the Middle East may adversely impact the price and availability of home heating oil, the Partnership’s results of operations, its ability to raise capital and its future growth. The impact that the foregoing may have on the Partnership’s industry in general, and on the Partnership in particular, is not known at this time. An act of terror could result in disruptions of crude oil supplies and markets, the source of home heating oil, and its facilities could be direct or indirect targets. Instability in the financial markets as a result of terrorism could also affect the Partnership’s ability to raise capital. Terrorist activity could likely lead to increased volatility in prices for home heating oil. Insurance carriers are routinely excluding coverage for terrorist activities from their normal policies, but are required to offer such coverage as a result of new federal legislation. The Partnership has opted to purchase this coverage with respect to its property and casualty insurance programs. This additional coverage has resulted in additional insurance premiums.

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

On October 18, 2004, the Partnership announced that it would not pay a distribution on the common units as a result of the requirements of its bank lenders. The Partnership had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future. While the Partnership hopes to position itself to pay some regular distribution on its common units in future years, of which there can be no assurance, it is considerably less likely that regular distributions will ever resume on the senior subordinated units because of their subordination terms.

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

The table below summarizes the payment schedule of contractual obligations in thousands December 31, 2004.

	Payments Due by Year
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (a)	$268,582	$—	$882	$—	$267,700
Operating lease obligations (b)	43,377	9,228	12,995	8,410	12,744
Purchase obligations (c)	18,604	9,543	7,053	2,008	—

	$330,563	$18,771	$20,930	$10,418	$280,444

(a)	Excludes current maturities of long-term debt of $1.3 million which are classified within current liabilities.
(b)	The Partnership has entered into various operating leases for office space, trucks, vans and other equipment from third parties with lease terms running from one day to 16 years.
(c)	Reflects non-cancelable commitments.

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

Goodwill and Other Intangible Assets

The Partnership calculates amortization using the straight-line method over periods ranging from 7 to 15 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At December 31, 2004, the Partnership had $98.5 million of net tangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that amortization for these assets for the three months ended December 31, 2004 would have increased by approximately $0.7 million.

SFAS No. 142 requires the Partnership’s goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of goodwill exceeds its implied fair value and is determined to be impaired, an impairment charge is recorded. At December 31, 2004, the Partnership had $233.5 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicated that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 1 to 30 years. Net property, plant and equipment was $60.6 million for the Partnership at December 31, 2004. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that depreciation for the three month period ended December 31, 2004 would have increased by approximately $1.0 million.

Assumptions Used in the Measurement of the Partnership’s Defined Benefit Obligations

SFAS No. 132, “Employers’ Accounting for Pensions” requires the Partnership to make assumptions as to the expected long-term rate of return that could be achieved on defined benefit plan assets and discount rates to determine the present value of the plans’ pension obligations. The Partnership evaluates these critical assumptions at least annually.

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 25 basis point decrease in the discount rate used for fiscal 2004 would have increased pension expense by approximately $0.1 million and would have increased the minimum pension liability by another $1.8 million. The Partnership assumed a discount rate of 6.00% as of September 30, 2004.

The Partnership considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine its expected long-term rate of return on pension plan assets. The expected long-term rate of return on assets is developed with input from the Partnership’s actuarial firm. The long-term rate of return assumption used for determining net periodic pension expense for fiscals 2004 and 2005 was 8.25 percent. A 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2004 by approximately $0.1 million.

Over the life of the plans, both gains and losses have been recognized by the plans in the calculation of annual pension expense. As of September 30, 2004, $15.4 million of unrecognized losses remain to be recognized by the plans. These losses may result in increases in future pension expense as they are recognized.

Allowance for Doubtful Accounts

The Partnership periodically reviews past due customer accounts receivable balances. After giving consideration to economic conditions, overdue status and other factors, the Partnership establishes an allowance for doubtful accounts at the heating oil segment, which it deems sufficient to cover future potential losses. As a result, actual losses could differ from management’s estimates; however, based on historical experience, the Partnership does not expect its estimate of uncollectible accounts to vary significantly from actual losses.

Insurance Reserves

The Partnership’s heating oil segment has in the past and is currently self-insuring a portion of workers’ compensation, auto and general liability claims. The Partnership establishes reserves based upon expectations as to what its ultimate liability will be for these claims using developmental factors based upon historical claim experience. The Partnership continually evaluates the potential for changes in loss estimates with the support of qualified actuaries. As of December 31, 2004, the heating oil segment had approximately $31.1 million of insurance reserves. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on results of operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to interest rate risk primarily through its Bank Credit Facility due to the fact that they are subject to variable interest rates. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At December 31, 2004, the Partnership had outstanding borrowings totaling $388.8 million, of which approximately $119.0 million is subject to variable interest rates under its Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $1.2 million annually.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2004, the potential gain on the Partnership’s hedging activity would be to increase the fair value of these outstanding derivatives by $11.6 million to a fair value of $15.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair value of these outstanding derivatives by $9.0 million to a fair value of $(5.5) million.

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

PART II OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits Included Within:

10.35	Credit agreement dated as of December 17, 2004
31.1	Rule 13a-14(a) Certification.
31.2	Rule 13a-14(a) Certification.
32.1	Section 906 Certification.
32.2	Section 906 Certification.

(b) Reports on Form 8-K:

October 5, 2004 - Star Gas Partners, L.P., a Delaware limited partnership (the “Partnership”) announced that Mr. Joseph Massoud has resigned as a director of the general partner of the Partnership, effective as of October 1, 2004.

October 18, 2004 - Star Gas Partners, L.P., a Delaware limited partnership (the “Partnership”) issued a press to announce the suspension of the Partnership’s common unit distribution and other financial and operating information.

November 5, 2004 - Petroleum Heat and Power Co., Inc., a Minnesota corporation (the “Heating Oil Segment” or “Petro”), which is an indirect subsidiary of Star Gas Partners, L.P., a Delaware limited partnership (the “Partnership”), entered into a Letter Amendment and Waiver (the “Amendment”), with respect to that certain Credit Agreement, dated as of December 22, 2003, as amended (the “Credit Agreement”) among Petro and the various financial institutions as are or may become parties thereto (collectively, the “Lenders”), Wachovia Bank, National Association, as Agent for the Lenders and as issuer of certain letters of credit, LaSalle Bank National Association, as issuer of certain letters of credit, Fleet National Bank, as Syndication Agent, and J.P. Morgan Chase Bank and LaSalle Bank, National Association, as Co-Documentation Agents.

November 19, 2004 - Star Gas Partners, L.P., a Delaware limited partnership (the “Partnership” or “Star”), today announced that the board of directors of its general partner, Star Gas LLC, has approved a strategic transaction and restructuring plan designed to de-leverage the Partnership’s balance sheet in an effort to significantly improve its financial condition. The plan will result in the Partnership focusing on its home heating oil business.

The Partnership has signed an agreement to sell its propane distribution and services segment, held largely through Star Gas Propane, L.P., to Inergy Propane LLC (“Inergy”), the operating subsidiary of Inergy, L.P., (NASDAQ: NRGY), for $475 million. In addition, the Partnership announced that it has given notice to holders of the secured notes of Petro Holdings, Inc. and of Petroleum Heat and Power Co., Inc. (collectively, “Petro”) of its election to optionally prepay the secured notes, representing an aggregate payment, including principal, interest and estimated premium, of approximately $182 million. As described below, the Partnership also intends to give notice of optional prepayment of the secured notes of its propane segment involving an aggregate payment including principal, interest and estimated premium, of approximately $114 million. The aggregate amount payable with regard to both sets of secured notes is approximately $296 million.

December 14, 2004 - Star Gas Partners, L.P., a Delaware partnership (the “Partnership”), issued a press release announcing its financial results for its fiscal fourth quarter and full year ending September 30, 2004.

December 23, 2004 - On December 17, 2004 (the “Closing Date”), Petroleum Heat and Power Co., Inc., a Minnesota corporation (“Petro” or the “heating oil segment”), which is an indirect subsidiary of Star Gas Partners, L.P., a Delaware limited partnership (the “Partnership” or “Star”), signed a new $260 million revolving credit facility agreement with a group of lenders led by JP Morgan Chase Bank, as administrative agent.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Star Gas LLC as General Partner

Signature	Title	Date

/s/ Ami Trauber Ami Trauber	Chief Financial Officer Star Gas LLC (Principal Financial Officer)	February 9, 2005

Star Gas Finance Company

(Registrant)

Signature	Title	Date

/s/ Ami Trauber Ami Trauber	Chief Financial Officer (Principal Financial Officer)	February 9, 2005