Form 10-Q
period 2005-03-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2005-05-06
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☒    No   ☐

At May 2, 2005, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	32,165,528
Star Gas Partners, L.P.	Senior Subordinated Units	3,347,233
Star Gas Partners, L.P.	Junior Subordinated Units	345,364
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	Sept. 30, 2004	March 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$4,692	$104,976
Receivables, net of allowance of $5,622 and $6,261, respectively	84,005	222,282
Inventories	34,213	55,313
Prepaid expenses and other current assets	60,973	62,577
Current assets of discontinued operations	50,288	—

Total current assets	234,171	445,148

Property and equipment, net	63,701	54,607
Long-term portion of accounts receivables	5,458	5,753
Goodwill	233,522	166,522
Intangibles, net	103,925	93,029
Deferred charges and other assets, net	13,885	16,218
Long-term assets of discontinued operations	306,314	—

Total Assets	$960,976	$781,277

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$25,010	$25,734
Working capital facility borrowings	8,000	133,145
Current maturities of long-term debt	24,418	93,983
Accrued expenses	65,491	58,490
Unearned service contract revenue	35,361	37,601
Customer credit balances	53,927	20,457
Current liabilities of discontinued operations	50,676	—

Total current liabilities	262,883	369,410
Long-term debt	503,668	174,473
Other long-term liabilities	24,654	27,634
Partners’ capital (deficit)
Common unitholders	167,367	212,249
Subordinated unitholders	(6,768)	(1,454)
General partner	(3,702)	(3,248)
Accumulated other comprehensive income (loss)	12,874	2,213

Total Partners’ capital	169,771	209,760

Total Liabilities and Partners’ Capital	$960,976	$781,277

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data)	2004	2005	2004	2005
Sales:
Product	$437,395	$510,869	$701,600	$807,988
Installations and service	44,373	44,448	96,238	98,023

Total sales	481,768	555,317	797,838	906,011
Cost and expenses:
Cost of product	273,138	362,741	441,825	585,644
Cost of installations and service	54,688	50,335	111,894	108,710
Delivery and branch expenses	72,010	70,643	132,688	136,123
Depreciation and amortization expenses	9,522	9,021	19,039	18,143
General and administrative expenses	8,044	12,918	13,745	28,760
Goodwill impairment charge	—	67,000	—	67,000

Operating income (loss)	64,366	(17,341)	78,647	(38,369)
Interest expense	(10,448)	(9,071)	(19,749)	(19,946)
Interest income	781	1,052	1,612	1,435
Amortization of debt issuance costs	(732)	(590)	(1,960)	(1,305)
Loss on redemption of debt	—	—	—	(42,082)

Income (loss) from continuing operations before income taxes	53,967	(25,950)	58,550	(100,267)
Income tax expense	669	669	1,000	1,000

Income (loss) from continuing operations	53,298	(26,619)	57,550	(101,267)
Income (loss) from discontinued operations, net of income taxes	27,125	—	42,185	(4,552)
Gains on sale of discontinued operations, net of taxes	230	2,520	230	156,164

Net income (loss)	$80,653	$(24,099)	$99,965	$50,345

General Partner’s interest in net income (loss)	$739	$(218)	$933	$454

Limited Partners’ interest in net income (loss)	$79,914	$(23,881)	$99,032	$49,891

Basic and Diluted Income (Loss) per Limited Partner Unit:
Continuing operations	$1.50	$(0.74)	$1.65	$(2.81)
Discontinued operations	0.77	—	1.21	(0.13)
Gain on sale of discontinued operations	0.01	0.07	0.01	4.33

Net income (loss)	$2.27	$(0.67)	$2.86	$1.39

Weighted average number of Limited Partner units outstanding:
Basic	35,158	35,783	34,655	35,770

Diluted	35,158	35,783	34,655	35,770

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2004	2005	2004	2005
Net income (loss)	$80,653	$(24,099)	$99,965	$50,345
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(5,224)	14,405	3,438	(9,024)
Other comprehensive income (loss) from discontinued operations	(221)	—	601	(1,637)

Other comprehensive income (loss)	(5,445)	14,405	4,039	(10,661)

Comprehensive income (loss)	$75,208	$(9,694)	$104,004	$39,684

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2003	$(17,214)	$(507)	$(17,721)
Reclassification to earnings	—	(7,748)	(7,748)
Unrealized gain on derivative instruments	—	11,186	11,186
Other comprehensive income from discontinued operations	—	601	601

Other comprehensive income	—	4,039	4,039

Balance as of March 31, 2004	$(17,214)	$3,532	$(13,682)

Balance as of September 30, 2004	$(16,055)	$28,929	$12,874
Reclassification to earnings	—	(20,709)	(20,709)
Unrealized gain on derivative instruments	—	11,685	11,685
Other comprehensive gain from discontinued operations	—	(1,637)	(1,637)

Other comprehensive loss	—	(10,661)	(10,661)

Balance as of March 31, 2005	$(16,055)	$18,268	$2,213

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Units
(in thousands, except per unit amounts)	Common	Sr. Sub.	Jr. Sub	General Partner	Common	Senior Sub.	Junior Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2004	32,166	3,245	345	326	$167,367	$(4,489)	$(2,279)	$(3,702)	$12,874	$169,771
Issuance of Units		102				287				287
Net income					44,864	4,545	482	454		50,345
Other comprehensive loss, net									(10,661)	(10,661)
Unit compensation expense					18					18

Balance as of March 31, 2005	32,166	3,347	345	326	$212,249	$343	$(1,797)	$(3,248)	$2,213	$209,760

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)	Six Months Ended March 31,
	2004	2005
Cash flows provided by (used in) operating activities:
Net income	$99,965	$50,345
Deduct: (Income) loss from discontinued operations	(42,185)	4,552
Deduct: (Gains) on sales of discontinued operations	(230)	(156,164)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,039	18,143
Amortization of debt issuance cost	1,960	1,305
Unit compensation expense	84	18
Provision for losses on accounts receivable	3,217	4,407
(Gain) loss on sales of fixed assets, net	(130)	58
Loss on redemption of debt	—	42,082
Goodwill impairment charge	—	67,000
Changes in operating assets and liabilities:
Increase in receivables	(102,325)	(142,979)
Increase in inventories	(19,256)	(21,100)
Increase in other assets	(5,391)	(12,471)
Increase in accounts payable	4,014	724
Decrease in other current and long-term liabilities	(29,938)	(33,733)

Net cash used in operating activities	(71,176)	(177,813)

Cash flows provided by (used in) investing activities:
Capital expenditures	(1,684)	(1,432)
Acquisitions	(1,496)	—
Cash proceeds from sale of discontinued operations	12,795	467,190
Proceeds from sales of fixed assets	485	3,433

Net cash provided by investing activities	10,100	469,191

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	120,000	292,200
Working capital facility repayments	(48,000)	(167,055)
Repayment of debt	(33,220)	(259,484)
Debt repayment costs	—	(37,688)
Proceeds from the issuance of debt	35,000	—
Proceeds from the issuance of common units, net	34,997	—
Distributions	(40,573)	—
Increase in deferred charges	(1,655)	(7,701)

Net cash provided by (used in) financing activities	66,549	(179,728)

Net cash provided by (used in) discontinued operations	5,825	(11,366)

Net increase in cash	11,298	100,284
Cash and equivalent at beginning of period	4,256	4,692

Cash and equivalent at end of period	$15,554	$104,976

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a distributor of home heating oil and related products and services. Star Gas is a master limited partnership, which at March 31, 2005 had outstanding 32.2 million common units (NYSE: “SGU” representing an 88.9% limited partner interest in Star Gas Partners) and 3.3 million senior subordinated units (NYSE: “SGH” representing a 9.2% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.0% limited partner interest) and 0.3 million general partner units (representing a 0.9% general partner interest). On December 17, 2004, the Partnership completed the sale of all of its interest in its propane segment. As a result, the propane segment has been classified as discontinued operations (see Note 4).

At March 31, 2005, the Partnership is organized as follows:

•	The general partner of the Partnership is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. Star Gas LLC owns an approximate 1% general partner interest in the Partnership.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct and indirect subsidiaries. Petro is a Minnesota corporation that is a wholly owned subsidiary of Star/Petro, Inc., which is a 99.99% subsidiary of the Partnership. The remaining .01% equity interest in Star/Petro, Inc. is owned by Star Gas LLC. Petro is a retail distributor of home heating oil and serves approximately 500,000 customers in the Northeast and Mid-Atlantic.

•	Star Gas Finance Company is a direct wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $265 million 10¼% Senior Notes, which are due in 2013. The Partnership is dependent on distributions from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

On March 7, 2005 (“the Termination Date”), Star Gas LLC and Mr. Irik P. Sevin entered into a letter agreement and general release (the “Agreement”). In accordance with the Agreement, Mr. Sevin confirmed his resignation from employment as the Chief Executive Officer and President of Star Gass LLC (and its subsidiaries) under the employment agreement between Mr. Sevin and Star Gas LLC dated as of September 30, 2001. In addition, under terms of the agreement Mr. Sevin transferred his member interests in Star Gas LLC to a voting trust of which Mr. Sevin is one of three trustees. Under the terms of the voting trust, those interests will be voted in accordance with the decision of a majority of the trustees. Pursuant to the Agreement, Mr. Sevin is entitled to an annual consulting fee totaling $395,000 for a period of five years following the Termination Date. In addition, the Agreement provides for Mr. Sevin to receive a retirement benefit equal to $350,000 per year for a 13 year period beginning with the month following the five-year anniversary of the Termination Date. At March 31, 2005, the Partnership recorded a liability for $4.2 million, the present value of the cost of the Agreement and general and administrative expense totaling $3.1 million. The Partnership had previously accrued approximately $1.1 million related to Mr. Sevin’s prior SERP, which was forfeited in lieu of the new retirement benefit in connection with the Agreement.

2)	Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and six month periods ended March 31, 2004 and March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2004.

The Partnership completed the sale of its propane segment on December 17, 2004 and its TG&E segment on March 31, 2004. As a result of the sale of TG&E and the propane segments, the Partnership has restated its prior year results to include the results of the TG&E and propane segments as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows (in thousands):

	Sept. 30, 2004	Mar. 31, 2005
Heating oil and other fuels	$21,661	$42,734
Fuel oil parts and equipment	12,552	12,579

	$34,213	$55,313

Property, plant and equipment, consists of the following (in thousands):

	Sept. 30, 2004	Mar. 31, 2005
Property, plant and equipment	$122,503	$119,704
Less: accumulated depreciation	58,802	65,097

Property and equipment, net	$63,701	$54,607

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

For the six months ended March 31, 2005, the change in accumulated other comprehensive income (loss) is principally attributable to the increase in fair value of existing cash flow hedges offset by the reclassification to earnings of accumulated gains on cash flow hedges that settled during the period.

Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 6.

3)	Long-term Debt

On December 17, 2004, the Partnership and its subsidiaries executed the following transactions:

•	The Partnership sold the propane segment to Inergy Propane LLC (“Inergy”) for a purchase price of $481.3 million. $311 million of the net proceeds from the sale of the propane segment were used to repurchase $182 million of the senior secured notes, including accrued interest and prepayment premiums, of the heating oil segment, $114 million of the first mortgage notes, including accrued interest and prepayment premiums, of the propane segment, and $15 million was used to repay the outstanding balance and accrued interest of the propane segment’s working capital facility. The Partnership recognized a loss of approximately $39 million on the early redemption of this debt.

•	The heating oil segment executed a new $260 million revolving credit facility agreement with a group of lenders led by JPMorgan Chase Bank, N.A.

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

3)	Long-term Debt– (continued)

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

The heating oil segment borrowed an initial $119 million under the new revolving credit facility on December 17, 2004, which it used to repay amounts outstanding under the heating oil segment’s existing credit facilities. The heating oil segment recognized a loss of approximately $3 million as a result of the early redemption of this debt. At March 31, 2005, the heating oil segment had $133.1 million outstanding under this credit facility.

In December 2004, the Partnership completed the sale of its propane segment. Pursuant to the terms of the indenture relating to the Partnership’s 10 ¼% Senior Notes due 2013 (“MLP Notes”), the Partnership will be obligated, within 360 days of the sale, to apply the net proceeds of the sale of the propane segment either to reduce indebtedness of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the Partnership’s or any subsidiary’s business. To the extent any net proceeds that are not so applied exceed $10 million (“Excess Proceeds”), the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with excess proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. The Partnership cannot predict the size of any offer, if any, to purchase MLP Notes and whether or to what extent holders of MLP Notes will accept the offer to purchase if an offer is made. At March 31, 2005, Excess Proceeds totaled approximately $93.2 million. The Partnership has accordingly reclassified $93.2 million of MLP Notes from long-term debt to current maturities of long-term debt. This amount is subject to adjustment in future periods in connection with any changes in the balance of Excess Proceeds.

4)	Discontinued Operations

On December 17, 2004, the Partnership completed the sale of all of its interests in its propane segment to Inergy for a cash purchase price of approximately $481.3 million. The propane segment was the Partnership’s principal distributor of propane and related supplies and equipment to residential, industrial, agricultural and motor fuel customers. Closing and other settlement costs totaled approximately $14 million and approximately $311 million was used to repay outstanding debt of the propane segment and the heating oil segment (see note 3). The remainder of the proceeds were contributed to the heating oil segment (Petro Holdings, Inc.) as a capital contribution. In accordance with the purchase agreement, the effective date of the disposition was November 30, 2004. The Partnership recognized a gain on the sale of the propane segment totaling approximately $155.4 million.

On March 31, 2004, the Partnership sold the stock and business of its natural gas and electricity segment (“TG&E”) to a private party for a purchase price of approximately $13.5 million. TG&E was the Partnership’s energy reseller that marketed natural gas and electricity to approximately 65,000 residential customers in deregulated markets in New York, New Jersey, Florida and Maryland. The Partnership recognized a gain of approximately $0.2 million as a result of this transaction.

As a result of the sale of the propane and TG&E segments, the Partnership has restated its Statement of Operations, in accordance with SFAS 144, for the three and six month periods ending March 31, 2004.

4)	Discontinued Operations – (continued)

The components of discontinued operations of the propane segment and TG&E for the three and six month periods ended March 31, 2004 and March 31, 2005 are as follows (in thousands):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2005
	TG&E	Propane	Total	TG&E	Propane	Total
Sales	$36,568	$143,621	$180,189	$—	$—	$—
Cost of sales	33,112	82,339	115,451	—	—	—
Delivery and branch	—	24,652	24,652	—	—	—
Depreciation & amortization	138	5,075	5,213	—	—	—
G & A expenses	2,747	2,548	5,295	—	—	—

Operating income	571	29,007	29,578	—	—	—
Net interest expense	—	2,336	2,336	—	—	—
Amortization of debt issuance costs	—	42	42	—	—	—

Income before income taxes	571	26,629	27,200	—	—	—
Income tax expense	—	75	75	—	—	—

Net income	$571	$26,554	$27,125	$—	$—	$—

	Six Months Ended March 31, 2004			Six Months Ended March 31, 2005
	TG&E	Propane	Total	TG&E	Propane	Total
Sales	$52,413	$245,568	$297,981	$—	$58,722	$58,722
Cost of sales	46,867	136,723	183,590	—	38,442	38,442
Delivery and branch	—	47,967	47,967	—	17,796	17,796
Depreciation & amortization	258	9,983	10,241	—	3,481	3,481
G & A expenses	4,055	4,950	9,005	—	2,096	2,096

Operating income (loss)	1,233	45,945	47,178	—	(3,093)	(3,093)
Net interest expense	—	4,760	4,760	—	1,384	1,384
Amortization of debt issuance costs	—	83	83	—	27	27

Income (loss) before income taxes	1,233	41,102	42,335	—	(4,504)	(4,504)
Income tax expense	—	150	150	—	48	48

Net income (loss)	$1,233	$40,952	$42,185	$—	$(4,552)	$(4,552)

5)	Segment Reporting

As of March 31, 2005, the Partnership has one reportable operating segment: retail distribution of heating oil. The administrative expenses for the public master limited partnership, Star Gas Partners, L.P., have not been allocated to the segment.

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

The following are the condensed statements of operations and balance sheets for the heating oil segment as of and for the periods indicated. There were no inter-segment sales.

(in thousands)	For the Three Months Ended March 31,
	2004			2005
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales	$481,768	$—	$481,768	$555,317	$—	$555,317
Cost of sales	327,826	—	327,826	413,076	—	413,076
Delivery and branch	72,010	—	72,010	70,643	—	70,643
Depreciation & amortization	9,522	—	9,522	9,021	—	9,021
General & administrative expenses	4,232	3,812	8,044	5,046	7,872	12,918
Goodwill impairment charge	—	—	—	67,000	—	67,000

Operating income (loss)	68,178	(3,812)	64,366	(9,469)	(7,872)	(17,341)
Net interest expense	7,540	2,127	9,667	5,632	2,387	8,019
Amortization of debt issuance costs	553	179	732	385	205	590

Income (loss) from continuing operations before income taxes	60,085	(6,118)	53,967	(15,486)	(10,464)	(25,950)
Income tax expense	669	—	669	669	—	669

Income (loss) from continuing operations	59,416	(6,118)	53,298	(16,155)	(10,464)	(26,619)
Income (loss) from discontinued operations before gains on sale of segments	—	27,125	27,125	—	—	—
Gains on sale of discontinued operations, net of income taxes	—	230	230	761	1,759	2,520

Net income (loss)	$59,416	$21,237	$80,653	$(15,394)	$(8,705)	$(24,099)

Capital expenditures	$831	$—	$831	$626	$—	$626

(in thousands)	For the Six Months Ended March 31,
	2004			2005
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales	$797,838	$—	$797,838	$906,011	$—	$906,011
Cost of sales	553,719	—	553,719	694,354	—	694,354
Delivery and branch	132,688	—	132,688	136,123	—	136,123
Depreciation & amortization	19,039	—	19,039	18,143	—	18,143
General & administrative expenses	7,805	5,940	13,745	11,902	16,858	28,760
Goodwill impairment charge	—	—	—	67,000	—	67,000

Operating income (loss)	84,587	(5,940)	78,647	(21,511)	(16,858)	(38,369)
Net interest expense	13,791	4,346	18,137	13,503	5,008	18,511
Amortization of debt issuance costs	1,615	345	1,960	894	411	1,305
Loss on redemption of debt	—	—	—	24,192	17,890	42,082

Income (loss) from continuing operations before income taxes	69,181	(10,631)	58,550	(60,100)	(40,167)	(100,267)
Income tax expense	1,000	—	1,000	1,000	—	1,000

Income (loss) from continuing operations	68,181	(10,631)	57,550	(61,100)	(40,167)	(101,267)
Income (loss) from discontinued operations before gains on sale of segments	—	42,185	42,185	—	(4,552)	(4,552)
Gains on sale of discontinued operations, net of income taxes	—	230	230	761	155,403	156,164

Net income (loss)	$68,181	$31,784	$99,965	$(60,339)	$110,684	$50,345

Capital expenditures	$1,684	$—	$1,684	$1,432	$—	$1,432

5)	Segment Reporting– (continued)

(in thousands)
	September 30, 2004			March 31, 2005
Balance Sheets	Heating Oil	Partners & Others (1)	Consol.	Heating Oil	Partners & Others (1)	Consol.
ASSETS
Current assets:
Cash and cash equivalents	$4,561	$131	$4,692	$104,927	$49	$104,976
Receivables, net	84,005	—	84,005	222,282	—	222,282
Inventories	34,213	—	34,213	55,313	—	55,313
Prepaid expenses and other current assets	61,549	(576)	60,973	59,687	2,890	62,577
Net current assets of discontinued operations	—	50,288	50,288	—	—	—

Total current assets	184,328	49,843	234,171	442,209	2,939	445,148
Property and equipment, net	63,701	—	63,701	54,607	—	54,607
Long-term portion of accts. receivable	5,458	—	5,458	5,753	—	5,753
Goodwill	233,522	—	233,522	166,522	—	166,522
Intangibles, net	103,925	—	103,925	93,029	—	93,029
Deferred charges & other assets, net	6,933	6,952	13,885	9,676	6,542	16,218
Net long-term assets of discontinued operations	—	306,314	306,314	—	—	—

Total Assets	$597,867	$363,109	$960,976	$771,796	$9,481	$781,277

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$25,058	$(48)	$25,010	$25,762	$(28)	$25,734
Working capital facility borrowings	8,000	—	8,000	133,145	—	133,145
Current maturities of long-term debt	14,168	10,250	24,418	822	93,161	93,983
Accrued expenses and other current liabilities	56,272	9,219	65,491	50,670	7,820	58,490
Due to affiliates	1,329	(1,329)	—	(1,131)	1,131	—
Unearned service contract revenue	35,361	—	35,361	37,601	—	37,601
Customer credit balances	53,927	—	53,927	20,457	—	20,457
Net current liabilities of discontinued operations	—	50,676	50,676	—	—	—

Total current liabilities	194,115	68,768	262,883	267,326	102,084	369,410
Long-term debt	148,045	355,623	503,668	156	174,317	174,473
Due to affiliate	165,684	(165,684)	—	165,684	(165,684)	—
Other long-term liabilities	24,654	—	24,654	23,766	3,868	27,634
Partners’ Capital:
Equity Capital	65,369	104,402	169,771	314,864	(105,104)	209,760

Total Liabilities and Partners’ Capital	$597,867	$363,109	$960,976	$771,796	$9,481	$781,277

(1)	The Partner and Other amounts include the balance sheet of the public master limited partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings.

6)	Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership has one reporting unit, the heating oil segment, see Note 5 – Segment Reporting.

The Partnership has selected August 31 of each year to perform its annual impairment review under SFAS 142. The evaluations utilize both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management’s best estimate of projected future cash flows. If the assumptions and estimates underlying the goodwill impairment evaluation are not achieved, a goodwill impairment charge may be necessary. On August 31, 2004, the Partnership, with the assistance of a third party valuation firm, performed its annual goodwill impairment evaluation for its reporting units and at that time determined that no impairment charge was necessary. During the second fiscal quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill of the heating oil segment might exist. These events included: the Partnership’s determination in February 2005 that the Partnership could expect to generate significantly lower than expected operating results for the heating oil segment for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS 142 impairment review of the heating oil segment with the assistance of a third party valuation firm at February 28, 2005. The evaluation utilized both an income and market valuation approach and contains reasonable assumptions and reflects management’s best estimate of projected future cash flows. If the assumptions and estimates underlying the goodwill impairment evaluation are not achieved, additional impairment charges may be necessary. This review resulted in a non-cash goodwill impairment charge of approximately $67 million, which reduced the carrying amount of goodwill of the heating oil segment.

A summary of changes in the Partnership’s goodwill during the six month period ended March 31, 2005 is as follows (in thousands):

Heating Oil Segment
Balance as of September 30, 2004	$233,522
Second fiscal quarter 2005 impairment charge	(67,000)

Balance as of March 31, 2005	$166,522

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2004			March 31, 2005
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$189,559	$86,332	$103,227	$189,559	$96,799	$92,760
Covenants not to compete	4,736	4,038	698	4,755	4,486	269

	$194,295	$90,370	$103,925	$194,314	$101,285	$93,029

Amortization expense for intangible assets was $5.4 million for the three months ended March 31, 2004 and for the three months ended March 31, 2005. Amortization expense was $10.8 million for the six months ended March 31, 2004 and $10.9 million for the six months ended March 31, 2005. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2005 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2005	$21,600
2006	$20,960
2007	$20,341
2008	$18,558
2009	$11,709

7)	Employee Pension Plan

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2005	2004	2005
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—
Interest cost	898	875	1,796	1,751
Expected return on plan assets	(1,042)	(1,020)	(2,085)	(2,040)
Net amortization	372	359	743	718
Effect of Settlement	5	—	5	—

Net periodic benefit cost	$233	$214	$459	$429

The heating oil segment presently expects to contribute approximately $0.1 million to its plans during fiscal 2005 to fund its pension obligations.

8)	Acquisitions

During fiscal 2004, the Partnership’s heating oil segment acquired three retail heating oil dealers.

The following table indicates the allocation of the aggregate purchase price paid for these acquisitions and the respective periods of amortization assigned for the period ended March 31, 2004:

(in thousands)
Office equipment	$2	10 years
Fleet	219	1-10 years
Customer lists	803	7 years
Goodwill	472	—

	$1,496

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

Six Months Ended March 31, 2004
Sales	$803,117

Net income	$101,107
General Partner’s interest in net income	944

Limited Partners’ interest in net income	$100,163

Basic net income per limited partner unit	$2.89

Diluted net income per limited partner unit	$2.89

9)	Supplemental Disclosure of Cash Flow Information

(in thousands)	Six Months Ended March 31,
	2004	2005
Cash paid during the period for:
Income taxes	$637	$2,382
Interest	$17,951	$22,490

Non-cash financing activities:
Decrease in long-term debt for interest rate swaps	$(293)	$—
Increase in long-term debt for amortization of debt discount	$86	$146
Decrease in other assets	$207	$(146)

(10)	Earnings Per Limited Partner Unit

(in thousands, except per unit data)	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2005	2004	2005
Income (loss) from continuing operations per Limited Partner unit:
Basic	$1.50	$(0.74)	$1.65	$(2.81)
Diluted	$1.50	$(0.74)	$1.65	$(2.81)
Income (loss) from discontinued operations, before gains on sale of segments, net of income taxes per Limited Partner unit:
Basic	$0.77	$—	$1.21	$(0.13)
Diluted	$0.77	$—	$1.21	$(0.13)
Gains on sale of segments, net of income taxes per Limited Partner unit:
Basic	$0.01	$0.07	$0.01	$4.33
Diluted	$0.01	$0.07	$0.01	$4.33
Net income per Limited Partner unit:
Basic	$2.27	$(0.67)	$2.86	$1.39
Diluted	$2.27	$(0.67)	$2.86	$1.39

Basic Earnings Per Unit:
Net income (loss)	$80,653	$(24,099)	$99,965	$50,345
Less: General Partner’s interest in net income (loss)	739	(218)	933	454

Limited Partners’ interest in net income	$79,914	$(23,881)	$99,032	$49,891

Common Units	31,591	32,166	31,129	32,166
Senior Subordinated Units	3,222	3,272	3,181	3,259
Junior Subordinated Units	345	345	345	345

Weighted average number of Limited Partner units outstanding	35,158	35,783	34,655	35,770

Basic earnings per unit	$2.27	$(0.67)	$2.86	$1.39

Diluted Earnings Per Unit:
Effect of diluted securities	—	—	—	—

Limited Partners’ interest in net income (loss)	$79,914	$(23,881)	$99,032	$49,891

Weighted average number of Limited Partner units outstanding	35,158	35,783	34,655	35,770

Diluted earnings per unit	$2.27	$(0.67)	$2.86	$1.39

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Report includes “forward-looking statements” which represent the Partnership’s expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership’s financial performance, the price and supply of home heating oil, the consumption patterns of the Partnership’s customers, the Partnership’s ability to obtain satisfactory gross profit margins, the ability of the Partnership to obtain new accounts and retain existing accounts, the impact of the business process redesign project at the heating oil segment and the ability of the Partnership to address issues related to such project. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations (“Cautionary Statements”) are disclosed in this Report and in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2004 including without limitation and in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, the Partnership undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Results of Operations

Overview

In analyzing the Partnership’s financial results, the following matters should be considered.

In December 2004, the Partnership completed the sale of its propane segment to a subsidiary of Inergy, L.P., for a purchase price of $481.3 million. The Partnership recognized a $155.4 million gain from the sale of the propane segment. $311 million of the net proceeds from the sale of the propane segment were used to repurchase the senior secured notes and first mortgage notes of the heating oil segment and propane segment, to pay prepayment premiums, expenses and accrued interest and to repay amounts outstanding under the propane segment’s working capital facilities.

In accordance with the terms of the indenture relating to the Partnership’s 10 ¼% Senior Notes (“MLP Notes”), the Partnership is obligated, within 360 days of the sale, to apply the remaining net proceeds of the sale of the propane segment either to reduce indebtedness (and reduce any related commitment) of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the Partnership’s or any subsidiary’s business. To the extent any net proceeds that are not so applied exceed $10 million (“excess proceeds”), the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with excess proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. The Partnership cannot predict the size of any offer, if any, to purchase the MLP Notes and whether or to what extent holders of MLP Notes will accept the offer to purchase if an offer is made. At March 31, 2005, excess proceeds totaled $93.2 million. See “Financing and Sources of Liquidity” below.

The Partnership’s fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. Historically, the seasonal nature of the Partnership’s business has resulted in the sale of approximately 30% of its home heating oil volume in the first fiscal quarter (October through December) and 45% of its home heating oil volume in the second fiscal quarter (January through March), the peak heating season, because home heating oil is primarily used for space heating in residential and commercial buildings. The Partnership historically has realized net income in both of these quarters and net losses during the quarters ending June 30 and September 30. In addition, sales volume may fluctuate from period to period in response to variations in weather, wholesale energy prices and other factors. Gross profit is affected not only by weather patterns, but also by changes in customer mix and wholesale energy prices. For example, sales to residential customers historically generate higher margins than sales to other customer groups, such as commercial or industrial customers. In addition, gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year or quarter to quarter in a period of identical sales volumes.

For the six months ended March 31, 2005, the average wholesale price of home heating oil, as measured by the closing price on the New York Mercantile Exchange, increased 60% to $1.44 per gallon, from $.90 per gallon for the same six months ended March 31, 2004. The unprecedented rise in the wholesale price of heating oil has adversely impacted the heating oil segment’s margins and its ability to attract new customers and retain existing customers during the six months ended March 31, 2005. In addition, the Partnership believes that customers are using less home heating oil than in prior periods given similar temperatures, due to the significant increase in the price of home heating oil (conservation). If conservation continues, future volume sales will continue to be less per customer given similar temperatures.

Prior to the fiscal 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service through a business process redesign project and, as part of that effort, centralized its heating equipment service and oil dispatch functions and engaged a centralized customer care center to fulfill its telephone requirements for a majority of its home heating oil customers. The Partnership experienced difficulties in advancing this initiative during fiscal 2004, which adversely impacted the customer base and the Partnership’s costs. In fiscal 2004, the customer experience was below the level associated with other premium service providers and below the level of service provided by the heating oil segment in prior years. The savings from this initiative were less than expected and the costs to operate under the centralized format were greater than originally estimated.

As a result of the above and the factors set forth in the next paragraph, the Partnership believes that the heating oil segment experienced annual net customer attrition of approximately 6.3% in fiscal 2004, excluding the impact of acquisitions. The 6.3% net customer attrition rate in fiscal 2004 was higher than the rate experienced in fiscal 2003 and higher than in the preceding several years. For fiscal 2003, before the full implementation of the business process redesign project and before the increase in the wholesale price of home heating oil, the Partnership experienced annual net customer attrition of 1.3%. For the twelve months ended March 31, 2005, the heating oil segment experienced net customer attrition of approximately 6.6%. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of net customer attrition. For fiscal 2003 and 2004, and for the twelve months ended March 31, 2005, gross customer losses were approximately 15.9%, 19.4%, and 19.8%, and gross customer gains were approximately 14.6%, 13.1%, and 13.2%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer during the first year because of the expenses that must be incurred by the Partnership to acquire a new customer and the higher attrition rate associated with new customers.

Gross customer losses result from a number of factors, including move-outs, price competition and service issues.

When a customer moves out of an existing home, the Partnership counts the “move out” as a loss. If the Partnership is successful in signing up the new homeowner, the “move in” is treated as a gain. For fiscal 2003, 2004 and the twelve months ended March 31, 2005, move outs were 5.8%, 6.4%, and 6.5% of the customer base and the move ins were 3.7%, 3.6%, and 3.4% of the customer base.

The heating oil segment has continued to lose accounts in the first half of fiscal 2005. For the six months ended March 31, 2005, the heating oil segment lost approximately 11,800 accounts (net), or 2.4% of its home heating oil customer base, as compared to the six months ended March 31, 2004 (a period after the implementation of the initiative but before the unprecedented rise in wholesale prices) in which the heating oil segment lost approximately 11,500 accounts (net), or 2.2% of its home heating oil customer base, and compared to the six months ended March 31, 2003 (a period prior to the implementation of the initiative and the unprecedented rise in wholesale prices), in which the heating oil segment gained 500 accounts (net), or 0.1% of its home heating oil customer base. For the six months ended March 31, 2003, 2004 and 2005, gross customer losses were 8.3%, 10.6%, and 10.9% and gross customer gains were 8.4%, 8.4%, and 8.5%. The Partnership believes that net customer attrition for the six months ended March 31, 2005 resulted from (i) a combination of the effect of the premium service/premium price strategy of the heating oil segment during a period when customer price sensitivity increased due to high energy prices; (ii) the lag effect of customer attrition related to service and delivery problems experienced by customers in prior fiscal years; (iii) transitional issues relating to our customer care center; and (iv) tightened customer credit standards.

For the three months ended March 31, 2005, the heating oil segment lost approximately 9,800 accounts (net) or 2.0% of its home heating oil customer base, as compared to the three months ended March 31, 2004 in which the heating oil segment lost 8,500 accounts (net) or 1.7% of its home heating oil customer base. In January 2005, the heating oil segment lost 3,100 accounts (net) which represents an increase of 2,500 accounts (net) as compared to the net loss in January 2004 of 600 accounts (net). From February 1, 2005, through April 30, 2005, the heating oil segment has reduced its net customer loss as compared to the prior year’s comparable period by approximately 2,800 accounts. For the three months ended April 30, 2005, the heating oil segment lost 8,700 accounts (net) or 1.8% of its heating oil customer base as compared to the three months ended April 30, 2004 in which the heating oil segment lost 11,500 accounts (net) or 2.3% of its customer base. The Partnership cannot predict whether this trend will continue.

The Partnership believes it has identified the problems associated with its centralization efforts and is taking steps to address these issues, such as structuring the customer call center (that we sometimes refer to in this Report as the customer care center) into work groups that parallel Petro’s district structure, adding customer retention specialists at the district level, providing additional in-house training at the customer care center, and appointing a general manager of customer retention. The general manager of customer retention reports directly to the President. The Partnership will also test the impact of answering certain phone calls at local branches. Despite these efforts, the Partnership expects that high net attrition rates may continue through fiscal 2005 and perhaps beyond, and notes that even to the extent that the rate of attrition will be halted, the current reduced customer base may adversely impact net income in the future.

The quantitative factors the Partnership uses to measure the effectiveness of the customer care center and field operations – such as customer satisfaction scores, telephone waiting times and abandonment rates at the customer care center, oil delivery run-outs and heating equipment repair and maintenance response times – have improved meaningfully during the three and six month periods ended March 31, 2005, as compared to the same periods of fiscal 2004.

The heating oil segment is undertaking a series of cost reduction initiatives including facility consolidations, the reduction of non-essential personnel and the evaluation of certain marketing programs. The Partnership believes this will be an ongoing process over the next several months as it continues to review its operating expenses. Based on current estimates, the Partnership believes that operating expenses at the heating oil segment have been reduced by at least $10.0 million on an annual basis. At the Partnership level, management changes and staff reductions should reduce general and administrative expenses by $1.3 million annually.

The Partnership has recently renewed its officers’ and directors’ insurance for the policy year beginning April 2005. The premium for the next twelve months is $2.7 million and represents an increase of $2.2 million over the current premium. The Partnership estimates that compliance with Sarbanes-Oxley for the remainder of fiscal 2005 will cost at least $1.6 million. In total, the Partnership estimates that it will spend $3.2 million for Sarbanes-Oxley compliance in fiscal 2005. The Partnership believes that home heating oil volume sold for the remainder of fiscal 2005 will be substantially less than the comparable period in fiscal 2004 due to customer attrition, conservation and other factors such as delivery scheduling and warmer temperatures.

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

Three Months Ended March 31, 2005

Compared to Three Months Ended March 31, 2004

Statements of Operations by Segment

(in thousands)	Three Months Ended March 31,
	2004			2005
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales:
Product	$437,395		$437,395	$510,869		$510,869
Installations and service	44,373		44,373	44,448		44,448

Total sales	481,768		481,768	555,317		555,317
Cost and expenses:
Cost of product	273,138		273,138	362,741		362,741
Cost of installations and service	54,688		54,688	50,335		50,335
Delivery and branch expenses	72,010		72,010	70,643		70,643
Depreciation & amortization expenses	9,522		9,522	9,021		9,021
General and administrative expenses	4,232	3,812	8,044	5,046	7,872	12,918

(in thousands)	Three Months Ended March 31,
	2004			2005
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Goodwill impairment charge				67,000		67,000

Operating income (loss)	68,178	(3,812)	64,366	(9,469)	(7,872)	(17,341)
Interest expense - net	7,540	2,127	9,667	5,632	2,387	8,019
Amortization of debt issuance costs	553	179	732	385	205	590

Income (loss) from continuing operations before income taxes	60,085	(6,118)	53,967	(15,486)	(10,464)	(25,950)
Income tax expense	669	—	669	669	—	669

Income (loss) from continuing operations	59,416	(6,118)	53,298	(16,155)	(10,464)	(26,619)
Income (loss) from discontinued operations before gains on sale of segments, net of income taxes	—	27,125	27,125	—	—	—
Gains on sale of discontinued operations net of income taxes	—	230	230	761	1,759	2,520

Net income (loss)	$59,416	$21,237	$80,653	$(15,394)	($8,705)	$(24,099)

Volume

For the three months ended March 31, 2005, retail volume of home heating oil declined by 21.4 million gallons, or 8.0%, to 245.0 million gallons, as compared to 266.4 million gallons for the three months ended March 31, 2004. Volume of other petroleum products declined by 2.5 million gallons or 9.0% to 25.0 million gallons for the three months ended March 31, 2005, as compared to 27.5 million gallons for the three months ended March 31, 2004. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations (as actual customer consumption patterns cannot be precisely determined), is found below:

(in millions of gallons)	Heating Oil Segment
Volume – Three Months Ended March 31, 2004	266.4
Impact of warmer temperatures (a)	(3.4)
Impact of acquisitions	1.7
Net customer attrition	(18.1)
Conservation	(8.6)
Delivery scheduling	4.9
Other	2.1

Change	(21.4)

Volume – Three Months Ended March 31, 2005	245.0

a)	The impact of warmer temperatures on volume would have been greater than calculated above as actual reported temperatures were reduced to capture the lag effect of colder temperatures experienced in the last week of December 2004, as compared to the last week of December 2003, which the Partnership believes caused deliveries to increase in January 2005.

The Partnership believes that this 21.4 million gallon home heating oil decline at the heating oil segment was due to net customer attrition, which occurred during the twelve months ended March 31, 2005, conservation and other factors partially offset by delivery scheduling and acquisitions. Temperatures in the heating oil segment’s geographic areas of operations were approximately 3.0% warmer in the three months ended March 31, 2005 than in the three months ended March 31, 2004 and approximately 3.2% colder than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). While temperatures were warmer than the prior year’s second fiscal quarter, the Partnership believes that the quarterly volume comparison was positively impacted by colder weather in late December 2004, which impacted customers who received a delivery during the three months ended March 31, 2005. Due to the significant increase in the price per gallon of home heating oil, the Partnership believes that customers are using less home heating oil given similar temperatures. Internal studies suggest that the Partnership’s customers are reducing their consumption by approximately 3.5%. The Partnership cannot determine at this time if conservation is a permanent or temporary phenomenon. The Partnership estimates that during the three months ended March 31, 2005, home heating oil volume was positively impacted by 1.2 million gallons, as the heating oil segment delivered volume normally scheduled for the third fiscal quarter in preparation of a possible work stoppage, which did not materialize. In addition, a change in delivery scheduling patterns positively impacted the three months ended March 31, 2005 by 3.7 million gallons, as compared to the three months ended March 31, 2004. The Partnership believes that for the remainder of fiscal 2005 home heating oil volume will be substantially less than the comparable period in the prior year due to this shift in volume, customer attrition, conservation and possibly warmer temperatures.

Product Sales

For the three months ended March 31, 2005, product sales increased $73.5 million, or 16.8%, to $510.9 million, as compared to $437.4 million for the three months ended March 31, 2004 as an increase in selling prices more than offset a reduction in product sales volume. Selling prices were higher due to the increase in wholesale supply costs.

Sales of Installation, Service and Other

For the three months ended March 31, 2005, installation, service and other sales increased $0.1 million, or 0.2%, to $44.5 million as compared to $44.4 million for the three months ended March 31, 2004. Increases in service contracts and service billing rates resulted in an increase in service revenues of $1.3 million, which was reduced by lower installation and other sales of $1.2 million.

Cost of Product

For the three months ended March 31, 2005, cost of product increased $89.6 million, or 32.8%, to $362.7 million, as compared to $273.1 million for the three months ended March 31, 2004. This is the result of an increase in the average wholesale cost of home heating oil of $0.41 per gallon, or 44.5%, to an average of $1.35 per gallon for the three months ended March 31, 2005, compared to an average of $0.93 for the three months ended March 31, 2004. On March 31, 2005, the wholesale cost of home heating oil was $1.33 per gallon, which represents a 49% increase over the wholesale heating oil price per gallon of $0.89 on March 31, 2004, as measured by the closing price on the New York Mercantile Exchange.

For the three months ended March 31, 2005, cost of product at the heating oil segment was adversely impacted by $1.6 million due to a delay in hedging the price of product sold to certain residential protected price customers due to cash constraints under the heating oil segment’s previous credit agreement, prior to the beginning of fiscal 2005. The Partnership believes that future periods will not be impacted by this hedging delay. Cost of product was also adversely impacted by $0.8 million associated with a failure to hedge the price of product for certain residential price protected customers that were incorrectly coded by the heating oil segment as variable customers. This coding error was corrected in December 2004. Home heating oil per gallon margins for the three months ended March 31, 2005 declined by 1.5 cents per gallon, as compared to the three months ended March 31, 2004 due to an increase in the percentage of total volume sold to lower margin residential price protected customers, and the aforementioned hedging issues concerning price protected customers. For the three months ended March 31, 2005, the increase in product cost exceeded the increase in product sales by $16.1 million, as compared to the three months ended March 31, 2004. This change of $16.1 million is due to the decline in home heating oil volume ($13.2 million) and lower home heating oil per gallon margins ($2.9 million).

The home heating oil segment’s customer base is comprised of three types of customers: residential variable, residential protected price and commercial/industrial. The selling price for a residential variable customer is established by the Partnership’s pricing committee from time to time based on market conditions and generally has the highest per gallon gross profit margin. A residential protected price heating oil customer enters into an agreement to purchase home heating oil at a fixed or maximum price per gallon over a 12-month period. Due to the greater price sensitivity of residential protected price customers, the per-gallon margins realized from that customer segment generally are less than variable priced residential customers. In an effort to retain existing and attract new customers, the heating oil segment has offered and currently is offering discounts that reduce per gallon gross profit margins. Currently, these discounts are being offered to certain residential variable and price protected customers. Over time, the heating oil segment will try to reduce these discounts and increase the per gallon gross profit margin. If the heating oil segment is not successful in reducing these discounts, the average per gallon gross profit margins may decline and may adversely impact our margins. Commercial/industrial customers are large volume users and contribute the lowest per gallon margin.

During periods of rising heating oil prices, as recently experienced, residential consumers tend to migrate to price protection plans. At the heating oil segment, the percentage of home heating oil volume sold to residential protected price customers increased to 49% of total home heating oil volume sales for the three months ended March 31, 2005, as compared to 44% for the three months ended March 31, 2004. Accordingly, the percentage of home heating oil volume sold to residential variable customers decreased to 36% for the three months ended March 31, 2005, as compared to 41% for the three months ended March 31, 2004. For the three months ended March 31, 2005, sales to commercial/industrial customers represented 15% of total home heating oil volume sales, unchanged from the three months ended March 31, 2004. The Partnership is exploring more market responsive pricing strategies to meet differing consumer expectations. However, if wholesale supply costs remain volatile and/or at historically high levels, per gallon profit margins and results could continue to be adversely impacted.

Cost of Installation, Service and Other

For the three months ended March 31, 2005, cost of installations, service and other decreased $4.4 million, or 8.0%, to $50.3 million, as compared to $54.7 million for the three months ended March 31, 2004. This reduction was due to a lower level of installation costs of $1.1 million due to reduction in installation sales and a $3.3 million decline in service expenses. Service expenses decreased due to a contraction in costs resulting from servicing a smaller customer base, slightly warmer temperatures, which reduced the frequency of service calls, and an improvement in the scheduling of preventative maintenance service calls which reduced overtime hours. The net loss from service (including installations) improved by $4.6 million from a $10.3 million loss for the three months ended March 31, 2004 to a $5.9 million loss for the three months ended March 31, 2005. On a per gallon basis, the net loss from service improved by 1.5 cents per gallon from 3.9 cents per gallon for the three months ended March 31, 2004 to 2.4 cents per gallon for the three months ended March 31, 2005.

Delivery and Branch Expenses

For the three months ended March 31, 2005, delivery and branch expenses decreased $1.4 million, or 1.9%, to $70.6 million, as compared to $72.0 million for the three months ended March 31, 2004. While certain delivery and branch expenses did increase, the increases discussed below were offset by reductions due to the variable nature of certain expenses and lower marketing and selling expenses of $2.0 million. Selling expense declined due to the elimination of certain duplicative efforts, lower commissions and lower customer concessions. The increase in the wholesale cost of home heating oil, which led to an increase in product sales of $73.5 million, adversely impacted bad debt expense, credit card processing fees, and collection expenses primarily due to the increase in sales dollars. Delivery costs were also higher due to the increase in vehicle fuel costs. In total, delivery and branch expenses increased by $1.6 million due to the increase in wholesale product and vehicle fuel costs. The Partnership estimates that wage and benefit increases led to an increase in delivery and branch expenses of approximately $2.0 million. On a cents per gallon basis, delivery and branch expenses increased 1.8 cents per gallon, or 6.7%, from 27.0 cents per gallon for the three months ended March 31, 2004 to 28.8 cents per gallon for the three months ended March 31, 2005, as the improvement from the elimination of certain selling and marketing expenses was more than offset by higher bad debt, higher vehicle fuel costs and collection expenses, wage and benefit increases, and the inability to reduce fixed expenses commensurately with a reduction in home heating oil volume of 8.0%.

Depreciation and Amortization

For the three months ended March 31, 2005, depreciation and amortization expenses declined by $0.5 million, or 5.3%, to $9.0 million, as compared to $9.5 million for the three months ended March 31, 2004 as certain assets become fully depreciated.

General and Administrative Expenses

For the three months ended March 31, 2005, general and administrative expenses increased by $4.9 million, or 60.6%, to $12.9 million, as compared to $8.0 million for the three months ended March 31, 2004. At the Partnership level, general and administrative expenses increased by $4.1 million from $3.8 million in the three months ended March 31, 2004, to $7.9 million in the three months ended March 31, 2005, as a $2.5 million reduction in compensation expense associated with unit appreciation rights was more than offset by $1.1 million in professional expense relating to compliance with Sarbanes-Oxley, $1.6 million in additional legal expenses incurred relating to defending several purported class action suits and inquiries from regulatory agencies, and $3.1 million in expense relating to a separation agreement entered into with the former CEO of the Partnership. The separation agreement was fully accrued during the period but will be paid over an extended period of time. At the heating oil segment, general and administrative expenses increased by $0.8 million, or 19.2%, to $5.0 million for the three months ended March 31, 2005, compared to $4.2 million for the three months ended March 31, 2004 due principally to higher legal and administrative expenses of $0.5 million.

Goodwill Impairment Charge

During the second fiscal quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included; our determination in February 2005 of significantly lower than expected operating results for the heating oil segment for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS 142 impairment review with the assistance of a third party valuation firm at February 28, 2005. This review resulted in a non-cash goodwill impairment charge of approximately $67.0 million, which reduced the carrying amount of goodwill of the heating oil segment.

Operating Income (Loss)

For the three months ended March 31, 2005, operating income decreased $81.7 million, to a loss of $17.3 million, as compared to income of $64.4 million for the three months ended March 31, 2004. This decline was due to a non-cash goodwill impairment charge of $67.0 million, 8.0% lower home heating volume, a decrease in home heating oil margins of 1.5 cents per gallon, $1.6 million in additional legal and professional expenses, $1.1 million in expenditures for compliance with Sarbanes-Oxley, $3.1 million in severance expense, and higher delivery and branch expenses of $2.0 million relating to bad debt expense and higher vehicle fuel costs. Lower depreciation and amortization expense of $0.5 million and lower service and installation costs of $4.4 million positively impacted the change in operating income.

Interest Expense

For the three months ended March 31, 2005, interest expense decreased $1.4 million, or 13.2%, to $9.1 million, compared to $10.5 million for the three months ended March 31, 2004. This decline was due to a lower principal amount of total debt outstanding during the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Total debt decreased as a portion of the proceeds from the sale of the propane segment was used to repay debt at the heating oil segment.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2005, amortization of debt issuance costs decreased $0.1 million, or 19.4%, to $0.6 million, as compared to $0.7 million for the three months ended March 31, 2004.

Income Tax Expense

Income tax expense for the three months ended March 31, 2005 was $0.7 million and represents certain state income taxes, largely based on capital and gross receipts. Income tax expense for the three months ended March 31, 2005 was consistent with the three months ended March 31, 2004.

Income (Loss) From Continuing Operations

For the three months ended March 31, 2005, income (loss) from continuing operations decreased $80.0 million, to a loss of $26.6 million, as compared to income of $53.3 million for the three months ended March 31, 2004 as the reduction in operating income of $81.7 million (principally the goodwill impairment loss) was partially offset by lower interest expense of $1.4 million.

Income (Loss) From Discontinued Operations

On March 31, 2004, the TG&E segment was sold and on December 17, 2004, the propane segment was sold. The historical results of these segments are reflected as discontinued operations. During the three months ended March 31, 2004, the TG&E segment generated net income of $0.6 million and the propane segment generated net income of $26.6 million.

Gains On Sale of Segments

For the three months ended March 31, 2005, the Partnership recorded additional gains on the sale of segments. During fiscal 2004, the Partnership recorded a loss of $0.5 million from the sale of the TG&E segment. During the three months ended March 31, 2005, the purchase price for the TG&E segment was finalized and an adjustment of $0.7 million was recorded. During the three months ended December 31, 2004, the Partnership recorded a gain of $153.6 million from the sale of the propane segment, which was subject to adjustment. During the three months ended March 31, 2005, the purchase price for the sale of the Propane segment was finalized and an adjustment to the gain of $1.8 million was recorded which brings the total gain from the sale of the propane segment to $155.4 million.

Net Income

For the three months ended March 31, 2005, net income decreased $104.8 million, to a loss of $24.1 million, as compared to $80.7 million for the three months ended March 31, 2004 as the decline in income from continuing operations of $80.0 million and the reduction in income from discontinued operations of $27.1 million were partially reduced by adjustments to the proceeds from the sale of segments of $2.5 million and lower interest expense of $1.4 million.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the three months ended March 31, 2005, EBITDA declined by $82.2 million, to a loss of $8.3 million as compared to $73.9 million for the three months ended March 31, 2004. This decrease was due to a non-cash goodwill impairment charge of $67.0 million, lower sales volume resulting from net customer attrition, conservation and other factors, a decrease in home heating oil per gallon margins of 1.5 cents, the recording of $3.1 million in expense relating to a separation agreement entered into with the former CEO of the Partnership and $1.6 million in legal and professional expenses and $1.1 million of expenses for compliance with Sarbanes-Oxley. Lower service and installation costs of $4.4 million and lower delivery and branch expenses of $1.4 million reduced the impact of the above factors. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. EBITDA for the Partnership is calculated for the three months ended March 31 as follows:

	Three Months Ended March 31,
	2004	2005
(in thousands)
Income (loss) from continuing operations	$53,298	$(26,619)
Plus:
Income tax expense	669	669
Amortization of debt issuance costs	732	590
Interest expense, net	9,667	8,019
Depreciation and amortization expense	9,522	9,021

EBITDA	$73,888	$(8,320	)(a)
Add/(subtract)
Income tax expense	(669)	(669)
Interest expense, net	(9,667)	(8,019)
Unit compensation expense	32	—
Provision for losses on accounts receivable	1,674	2,686
Loss on sales of fixed assets, net	6	131
Goodwill impairment loss	—	67,000
Change in operating assets and liabilities	(98,915)	(78,727)

Net cash used in operating activities	$(33,651)	$(25,918)

(a)	Includes goodwill impairment charge of $67.0 million.

Six Months Ended March 31, 2005

Compared to Six Months Ended March 31, 2004

Statements of Operations by Segment

	Six Months Ended March 31,
(in thousands)	2004			2005
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales:
Product	$701,600		$701,600	$807,988		$807,988
Installations and service	96,238		96,238	98,023		98,023

Total sales	797,838		797,838	906,011		906,011
Cost and expenses:
Cost of product	441,825		441,825	585,644		585,644
Cost of installations and service	111,894		111,894	108,710		108,710
Delivery and branch expenses	132,688		132,688	136,123		136,123
Depreciation & amortization expenses	19,039		19,039	18,143		18,143
General and administrative expenses	7,805	5,940	13,745	11,902	16,858	28,760
Goodwill impairment charge				67,000		67,000

Operating income (loss)	84,587	(5,940)	78,647	(21,511)	(16,858)	(38,369)
Interest expense – net	13,791	4,346	18,137	13,503	5,008	18,511
Amortization of debt issuance costs	1,615	345	1,960	894	411	1,305
Loss on redemption of debt				24,192	17,890	42,082

Income (loss) from continuing operations before income taxes	69,181	(10,631)	58,550	(60,100)	(40,167)	(100,267)
Income tax expense	1,000	—	1,000	1,000	—	1,000

Income (loss) from continuing operations	68,181	(10,631)	57,550	(61,100)	(40,167)	(101,267)
Income (loss) from discontinued operations before gains on sale of segments, net of income taxes	—	42,185	42,185		(4,552)	(4,552)
Gains on sale of discontinued operations, net of income taxes	—	230	230	761	155,403	156,164

Net income (loss)	$68,181	$31,784	$99,965	$(60,339)	$110,684	$50,345

Volume

For the six months ended March 31, 2005, retail volume of home heating oil declined by 46.3 million gallons or 10.7% to 387.3 million gallons, compared to 433.6 million gallons for the six months ended March 31, 2004. Volume of other petroleum products declined by 5.9 million gallons or 11.6% to 45.1 million gallons for the six months ended March 31, 2005, as compared to 51.0 million gallons for the six months ended March 31, 2004. An analysis of the change in the retail volume of home heating oil for the six months ended March 31, 2004 which is based on management’s estimates, sampling and other mathematical calculations (as actual customer consumption patterns cannot be precisely determined), is found below:

Heating Oil Segment
(in millions of gallons)
Volume – Six Months Ended March 31, 2004	433.6
Impact of warmer temperatures	(6.5)
Impact of acquisitions	2.4
Net customer attrition	(28.9)
Conservation	(14.0)
Delivery scheduling and other	0.7

Change	(46.3)

Volume – Six Months Ended March 31, 2005	387.3

The Partnership believes that the 46.3 million gallon home heating oil decline at the heating oil segment was due to net customer attrition, which occurred during the twelve months ended March 31, 2005, conservation and delivery scheduling, and other factors partially offset by acquisitions. Temperatures in the heating oil segment’s geographic areas of operations were approximately 1.2% warmer in the six months ended March 31, 2005 than in the six months ended March 31, 2004 and approximately 1.0% colder than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Due to the significant increase in the price per gallon of home heating oil, the Partnership believes that customers are using less home heating oil given similar temperatures. Preliminary indications based on internal studies suggest that the Partnership’s customers are reducing their consumption by approximately 3.5%. The Partnership cannot determine if conservation is a permanent or temporary phenomenon. The Partnership estimates that during the six months ended March 31, 2005, home heating oil volume was positively impacted by approximately 4.9 million gallons, due to a change in delivery scheduling patterns which offset a 4.6 million gallons reduction due to a delivery scheduling variance from the first fiscal quarter, as the heating oil segment attempted to deliver budget volume in the quarter ended September 30, 2004 that exceeded deliveries under historic patterns. The Partnership believes that home heating oil volume sold for the remainder of fiscal 2005 will be substantially less than the comparable period in fiscal 2004 due to customer attrition, conservation and other factors such as delivery scheduling and warmer temperatures.

Product Sales

For the six months ended March 31, 2005, product sales increased $106.4 million, or 15.2%, to $808.0 million, as compared to $701.6 million for the six months ended March 31, 2004 as increases in selling prices more than offset a decline in product sales due to the lower home heating oil volume sold. Selling prices during the six months ended March 31, 2005 were higher due to the increase in wholesale supply costs. Average wholesale supply costs were $1.36 per gallon compared to $0.91 per gallon in the same period in 2004.

Installation, Service and Other Sales

For the six months ended March 31, 2005, installation, service and other sales increased $1.8 million, or 1.9%, to $98.0 million compared to $96.2 million for the six months ended March 31, 2004 as a decline in installation and other sales of $0.8 million was more than offset by an increase in service revenues of $2.6 million. Over the last several years, the heating oil segment has taken measures to increase service revenue.

Cost of Product

For the six months ended March 31, 2005, cost of product increased $143.8 million, or 32.6%, to $585.6 million, compared to $441.8 million for the six months ended March 31, 2004. This is the result of an increase in the heating oil segment’s average wholesale product cost of $0.45 per gallon, or 48.6%, to an average of $1.36 per gallon for the six months ended March 31, 2005, from an average of $0.91 for the six months ended March 31, 2004. As of September 30, 2004, the wholesale cost of home heating oil had increased by 78 % to $ 1.39 per gallon from $0.78 as of September 30, 2003, as measured by the closing price on the New York Mercantile Exchange. During the six months ended March 31, 2005, the closing price of home heating oil on the New York Mercantile Exchange increased to a high of $1.59 per gallon on October 22, 2004. In an effort to reduce net customer attrition, the heating oil segment delayed increasing its selling price to customers whose price plan agreements expired during the July to September 2004 time period. This decision negatively impacted gross profit by an estimated $1.7 million for the six months ended March 31, 2005.

For the six months ended March 31, 2005, cost of product at the heating oil segment was adversely impacted by $4.5 million due to the delay in hedging the price of product for certain residential protected price customers due to cash constraints under the heating oil segment’s previous credit agreement. Cost of product was also adversely impacted by $1.6 million associated with not hedging the price of product for certain residential price protected customers that were incorrectly coded by the heating oil segment as variable customers. This coding error was corrected in December 2004. Home heating oil per gallon margins for the six months ended March 31, 2005 declined by 2.8 cents per gallon, compared to the six months ended March 31, 2004 due to an increase in the percentage of volume sold to lower margin residential price protected customers, the delay in increasing the selling price to customers whose price plans expired during the July to September 2004 time period and the aforementioned hedging issues concerning price protected customers. For the six months ended March 31, 2005, the increase in product cost exceeded the increase in product sales by $37.4 million. compared to the six months ended March 31, 2004. This change of $37.4 million was due to the decline in home heating oil volume ($27.8 million) and lower home heating oil per gallon margins ($9.6 million).

As previously mentioned, the home heating oil segment’s customer base is comprised of three types of customers, residential variable, residential protected price and commercial/industrial. The selling price for a residential variable customer generally has the highest per gallon gross profit margin. In an effort to retain existing and attract new customers, the heating oil segment has offered and currently is offering discounts that will reduce the average per gallon gross profit margins. Currently, these discounts are being offered to residential variable and price protected customers. Over time, the heating oil segment will try to reduce these discounts and increase the per gallon gross profit margin. If the heating oil segment is not successful in reducing these discounts, per gallon gross profit margins may decline. Due to the greater price sensitivity of residential protected price customers, the per-gallon margins realized from that customer segment generally are less than variable priced residential customers. Commercial/industrial customers are characterized as large volume users and contribute the lowest per gallon margin.

A number of residential consumers have migrated to price protection plans. At the heating oil segment, the percentage of home heating oil volume sold to residential protected price customers increased to 49% of total home heating oil volume sales for the six months ended March 31, 2005, as compared to 43% for the six months ended March 31, 2004. Accordingly, the percentage of home heating oil volume sold to residential variable customers decreased to 36% for the six months ended March 31, 2005, as compared to 41% for the six months ended March 31, 2004. For the six months ended March 31, 2005, sales to commercial/industrial customers represented 15% of total home heating oil volume sales, unchanged from the six months ended March 31, 2004. Rising energy costs have increased consumer interest in price protection. If wholesale supply costs remain volatile and/or at historically high levels, per gallon profit margins and results could continue to be adversely impacted.

Cost of Installations, Service and Other

For the six months ended March 31, 2005, costs of installations, service and other decreased $3.2 million, or 2.8%, to $108.7 million, as compared to $111.9 million for the six months ended March 31, 2004. This reduction was due to a lower level of installation costs of $0.5 million due to the lower level of installation sales and a $2.7 million decline in service expenses. Service expenses decreased due to a contraction in costs resulting from servicing a smaller customer base, warmer temperatures, which reduced the frequency of service calls, and an improvement in the scheduling of preventative maintenance service calls which lowered overtime hours. The net loss from service (including installations) improved by $5.0 million from a $15.7 million loss for the six months ended March 31, 2004 to a $10.7 million loss for the six months ended March 31, 2005. On a per gallon basis, the net loss from service improved by 0.9 cent per gallon from 3.6 cents per gallon for the six months ended March 31, 2004 to 2.7 cents for the six months ended March 31, 2005.

Delivery and Branch Expenses

For the six months ended March 31, 2005, delivery and branch expenses increased $3.4 million, or 2.6%, to $136.1 million, as compared to $132.7 million for the six months ended March 31, 2004. The increase in wholesale cost of home heating oil, which led to an increase in product sales of $106.4 million, impacted bad debt expense, credit processing fees and collection expenses primarily due to the increase in sales dollars. Delivery costs were also high due to the rise in vehicle fuel costs. In total, delivery and branch expenses increased by $2.4 million due to the increase in wholesale product and fuel costs. The Partnership estimates that delivery and branch expenses also increased by $3.8 million due to wage and benefit increases. In addition, the first fiscal quarter’s marketing campaign resulted in higher customer fulfillment and marketing expenditures of $1.2 million. These increases were tempered by a contraction in operating costs due to the variable nature of certain delivery and operating expenses. On a cents per gallon basis, operating costs increased 4.6 cents per gallon, or 14.9%, from 30.6 cents per gallon for the six months ended March 31, 2004 to 35.2 cents per gallon for six months ended March 31, 2005. The 4.6 cent per gallon increase was due to higher bad debt and collection expenses, wage and benefit increases, higher spending for marketing and customer care, and the inability to reduce certain fixed expenses commensurate with a reduction in home heating oil volume of 10.7%.

Depreciation and Amortization

For the six months ended March 31, 2005, depreciation and amortization expenses declined by $0.9 million, or 4.7%, to $18.1 million, as compared to $19.0 million for the six months ended March 31, 2004 as certain assets became fully depreciated.

General and Administrative Expenses

For the six months ended March 31, 2005, general and administrative expenses increased by $15.0 million, or 109.2%, to $28.8 million, compared to $13.7 million for the six months ended March 31, 2004. At the Partnership level, general and administrative expenses increased by $10.9 million from $5.9 million in the six months ended March 31, 2004, to $16.9 million in the six months ended March 31, 2005, as a $4.6 million reduction in compensation expense associated with unit appreciation rights was more than offset by $7.5 million in bridge financing fees, $2.8 million of legal expenses incurred relating to defending several purported class action lawsuits, legal and professional fees associated with exploring several refinancing alternatives and legal expense attributable to inquiries from regulatory agencies, $1.6 million in expenses for compliance with Sarbanes-Oxley and $3.1 million in expense relating to a separation agreement entered into with the former CEO of the Partnership. The separation agreement, which was fully accrued during the period, will be paid over an extended period of time. At the heating oil segment, general and administrative expenses increased by $4.1 million, or 52.5%, to $11.9 million for the six months ended March 31, 2005, compared to $7.8 million for the six months ended March 31, 2004. This increase was due primarily to $3.4 million of expenses and fees associated with certain bank amendments and waivers obtained during the first fiscal quarter of 2005.

Goodwill Impairment Charge

During the second fiscal quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included our determination in February 2005 of significantly lower than expected operating results for the heating oil segment for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS 142 impairment review with the assistance of a third party valuation firm at February 28, 2005. This review resulted in a non-cash goodwill impairment charge of approximately $67.0 million, which reduced the carrying amount of goodwill of the heating oil segment.

Operating Income

For the six months ended March 31, 2005, operating income decreased $117.0 million to a loss of $38.4 million, compared to $78.6 million in operating income for the six months ended March 31, 2004. This decline was due to a non-cash goodwill impairment charge of $67.0 million, lower sales volume, a decrease in home heating oil margins of 2.8 cents per gallon, $13.7 million in bridge facility, legal and bank amendment fees, $3.1 million in compensation expense relating to a severance agreement entered into with a former executive of the Partnership, $1.6 million for compliance with Sarbanes-Oxley, and an increase in delivery and branch expenses of $3.4 million. Lower depreciation and amortization expense of $0.9 million and lower net service expense of $5.0 million favorably impacted operating income.

Interest Expense

For the six months ended March 31, 2005, interest expense increased $0.2 million, or 1.0%, to $19.9 million, compared to $19.7 million for the six months ended March 31, 2004. This slight increase was due to an increase in the Partnership’s weighted average interest rate during the six months ended March 31, 2005, compared to the six months ended March 31, 2004, which was reduced by a lower level of total debt outstanding. Total debt outstanding declined as a portion of the proceeds from the propane sale were used to repay debt at the heating oil segment. Working capital borrowings were higher due to the increase in wholesale product cost.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2005, amortization of debt issuance costs decreased $0.7 million, or 33.4%, to $1.3 million, compared to $2.0 million for the six months ended March 31, 2004.

Loss on Redemption of Debt

During the first fiscal quarter of 2005, the Partnership recorded a loss on the early redemption of certain notes at the heating oil and propane segments. The loss consists of cash premiums paid of $37.0 million for early redemption, the write-off of previously capitalized net deferred financing costs of $6.1 million and legal expenses of $0.7 million, reduced in part by a $1.7 million basis adjustment to the carrying value of long-term debt.

Income Tax Expense

Income tax expense for the six months ended March 31, 2005 was $1.0 million and represents certain state income taxes largely based on capital and gross receipts. Income tax expense for the six months ended March 31, 2004 was consistent with the six months ended March 31, 2004.

Income (Loss) From Continuing Operations

For the six months ended March 31, 2005, income (loss) from continuing operations decreased $158.8 million, to a loss of $101.3 million, compared to income of $57.6 million for the six months ended March 31, 2004 as a result of a decline in operating income of $117.0 million and the loss on the redemption of debt of $42.1 million.

Income (Loss) From Discontinued Operations

For the six months ended March 31, 2005, income from discontinued operations decreased $46.7 million. Income from the discontinued propane segment, which was sold on December 17, 2004, generated $41.0 million in net income for the six months ended March 31, 2004 and a net loss of $4.6 million for the six months ended March 31, 2005. The discontinued TG&E segment was sold on March 31, 2004 and generated net income of $1.2 million for six months ended March 31, 2004.

Gains On Sale of Segments

During the six months ended March 31, 2005, the purchase price for the TG&E segment was finalized and a positive adjustment of $0.7 million was recorded. During the three months ended March 31, 2005, the purchase price for the sale of the Propane segment was finalized which resulted in an adjustment to the gain of $1.8 million and brings the total gain for the sale of the propane segment to $155.4 million.

Net Income

For the six months ended March 31, 2005, net income decreased $49.6 million, to $50.3 million, as compared to $100.0 million in net income for the six months ended March 31, 2004 as the decline in operating income (loss) from continuing operations of $117.0 million, the loss on redemption of debt of $42.1 million, and the reduction in income from discontinued operations of $46.7 million was partially offset by the gain on the sale of the propane segment of $155.4 million.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the six months ended March 31, 2005, EBITDA declined $160.0 million to a loss of $62.3 million for the six months ended March 31, 2005, as compared to $97.7 million for the six months ended March 31, 2004. This decrease was due to a non-cash goodwill impairment charge of $67.0 million, the recording of a $42.1 million loss on the redemption of debt, lower sales volume resulting from net customer attrition, conservation and other factors, a decrease in home heating oil per gallon margins of 2.8 cents, bridge facility, bank amendment fees and legal fees totaling $13.7 million and higher operating expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. EBITDA for the Partnership is calculated for the six months ended March 31 as follows:

	Six Months Ended March 31,
(in thousands)	2004	2005
Income (loss) from continuing operations	$57,550	$(101,267)
Plus:
Income tax expense	1,000	1,000
Amortization of debt issuance costs	1,960	1,305
Interest expense, net	18,137	18,511
Depreciation and amortization expense	19,039	18,143

EBITDA	$97,686	$(62,308	)(a)
Add/(subtract)
Income tax expense	(1,000)	(1,000)
Interest expense, net	(18,137)	(18,511)
Unit compensation expense	84	18
Provision for losses on accounts receivable	3,217	4,407
Loss on redemption of debt	—	42,082
(Gain) loss on sales of fixed assets, net	(130)	58
Goodwill impairment loss	—	67,000
Change in operating assets and liabilities	(152,896)	(209,559)

Net cash used in operating activities	$(71,176)	$(177,813)

(a)	Includes expenses of $42.1 million related to early debt redemption and a non-cash goodwill impairment charge of $67.0 million.

Liquidity and Capital Resources

The ability of the Partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high customer attrition, conservation and other factors, most of which are beyond its control. See Risk Factors. Further capital requirements of the Partnership, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at March 31, 2005 or a combination thereof. To the extent future capital requirements exceed cash flows from operating activities, the Partnership anticipates that working capital will be financed by the Partnership’s revolving credit facility as discussed below and repaid from subsequent seasonal reductions in inventory and accounts receivable. In addition, the Partnership, at any time before December 12, 2005, may use the proceeds from the sale of the propane segment for any purpose permitted by its debt instruments.

Operating Activities

For the six months ended March 31, 2005, net cash used in operating activities was $177.8 million or $106.6 million greater than the net cash used in operating activities for the six months ended March 31, 2004 of $71.2 million due to the following factors. At March 31, 2005, accounts receivable was $222.3 million and represented an increase of $38.4 million over the balance at March 31, 2004 of $183.9 million. Accounts receivable were higher at March 31, 2005 than at March 31, 2004 due to the increase in sales of $108.2 million for the six months ended March 31, 2005 versus the prior year’s comparable period and the timing of those sales within the periods. March 2005 was 21% colder than March 2004 and when combined with higher wholesale product costs and other factors impacting volume discussed previously in this report, sales for March 2005 were $180.8 million or $65.4 million higher than sales for March 2004 of $115.4 million.

Operating activities were also impacted by the loss of trade credit. Prior to October 18, 2004, the Partnership was able to purchase a portion of its home heating oil under terms extended by suppliers, which averaged approximately 2 to 3 days. Currently, heating oil suppliers are not extending trade credit to us and the heating oil segment must prepay for its supply. The decline in operating income of $117.0 million described elsewhere in this report contributed to the decline in cash from operating activities.

Investing Activities

During the six months ended March 31, 2005, the Partnership completed the sale of the propane segment. The net proceeds, after deducting expenses, were approximately $467.2 million. During the six months ended March 31, 2005, the heating oil segment spent $1.4 million for capital expenditures and received proceeds from the sale of certain assets of $3.4 million and $0.7 million from the TG&E sale. As a result, cash flow provided by investing activities was $469.2 million. For the six months ended March 31, 2004, cash flows provided by investing activities were $10.1 million as the heating oil segment received $0.5 million from the sale of certain assets spent $1.7 million for capital expenditures, completed acquisitions totaling $1.5 million and received $11.1 million in cash from the sale of the TG&E segment.

Financing Activities

Cash flows used in financing activities were $179.7 million for the six months ended March 31, 2005. During this period, $292.2 million of cash was provided from borrowings under the heating oil segment’s new revolving credit facility ($181.2 million) and previous credit agreement ($111.0 million), which were used to repay $119.0 million borrowed under the heating oil segment’s previous credit agreement and $48.1 million borrowed under the new credit agreement. Also during the six months ended March 31, 2005, the Partnership repaid $259.5 million in long-term debt, paid $37.7 million in debt prepayment premiums and expenses and paid $7.7 million in fees and expenses related to refinancing the heating oil segment’s bank credit facilities.

As a result of the above activity and $11.4 million of cash used by discontinued operations, cash increased by $100.3 million, to $105.0 million as of March 31, 2005.

Financing and Sources of Liquidity

The Partnership had $268.5 million of debt outstanding as of March 31, 2005 (which amount does not include working capital borrowings of $133.1 million). The following summarizes the Partnership’s long-term debt maturities occurring over the next five years as of March 31, 2005:

	(in millions)
2005	$94.0	*
2006	$0.1
2007	$0.1
2008	$—
2009	$—
Thereafter	$174.3

*	Includes $93.2 million in excess proceeds from the sale of the propane segment. See below.

On December 17, 2004, the Partnership’s heating oil segment entered into a $260 million asset based revolving credit facility with a group of lenders led by JP Morgan Chase Bank. The revolving credit facility provides the heating oil segment with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations) including the issuance of up to $75 million in letters of credit. Obligations under the revolving credit facility are secured by liens on substantially all of the assets of the heating oil segment, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, the heating oil segment must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined) of not less than 1.1 to 1.0. As of March 31, 2005, availability was $57.6 million and the fixed charge coverage ratio was 0.48 to 1.0.

In the short-term, availability under the Partnership’s revolving credit facility could be significantly impacted by the heating oil segment’s hedging strategy. The heating oil segment enters into various hedging arrangements to manage the majority of its exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to its protected price customers. Certain of these instruments are marked to market on a daily basis and the Partnership is required to maintain a cash margin account, which is also adjusted daily. For example, a 10-cent per gallon decline in the market value of these hedged instruments would create an additional cash margin requirement of approximately $5.0 million assuming 50 million gallons, which approximates the maximum volume hedged under the program for fiscal 2005. Availability in the short-term is reduced, as the Partnership funds the margin call. This availability short-fall should be temporary, as the heating oil segment should be able to purchase product at a later date for 10 cents a gallon less than the anticipated strike price when the agreement with the price protected customer was entered into. In addition, a spike in wholesale heating oil prices could also reduce availability, as the Partnership must finance a portion of its inventory and accounts receivable with internally generated cash as the net advance for eligible accounts receivable and inventory under the Revolving Credit Facility is approximately 80%.

As of March 31, 2005, the Partnership had accounts receivable of $222.3 million. The Partnership’s ability to collect these receivables over the upcoming months will also impact availability, as the borrowing base, which is used to measure availability, does not include accounts receivable over 60 days past due. At March 31, 2005, accounts receivable over 60 days past due were $10.7 million. In addition, a component of accounts receivable at March 31, 2005 are amounts due from customers under a budget payment plan, which permits a customer to pay their annual consumption ratably over the year. As of March 31, 2005, the aggregate amount due from budget customers whose billings exceeded their payments was $66.4 million, as compared to $56.1 million at March 31, 2004. This increase of $10.3 million is primarily due to the increase in wholesale product costs. The heating oil division is actively pursuing the collection of accounts receivable.

Prior to October 18, 2004, the heating oil segment generally was able to obtain trade credit from home heating oil suppliers of two to three business days. Since October 18, 2004, the heating oil segment must now prepay for its heating oil supply by at least two days. The loss of trade credit has reduced availability. Availability is also impacted by outstanding letters of credit. As of March 31, 2005, the heating oil segment had issued $49.2 million in letters of credit primarily for current and future insurance reserves. Any increase in letters of credit will also reduce availability.

For the majority of the fiscal year, the amount of cash received from customers with a budget payment plan is greater than actual billings. This amount, which is due to a customer, is reflected on the balance sheet under the caption “customer credit balances.” At March 31, 2005, customer credit balances aggregated $20.5 million. Generally, customer credit balances are at their low point after the end of the heating season and peak prior to the beginning of the heating season. At September 30, 2004, before the most recent heating season, customer credit balances were $53.9 million. During the non-heating season, cash is provided from customer credit balances and funds operating activities. If net receipts from budget customers are reduced, availability in the non-heating season will be reduced as the heating oil segment would have to borrow under the revolving credit facility to fund operations.

In December 2004, the Partnership completed the sale of its propane segment. Pursuant to the terms of the indenture relating to the Partnership’s 10 ¼% Senior Notes due 2013 (“MLP Notes”), the Partnership will be obligated, within 360 days of the sale, to apply the net proceeds of the sale of the propane segment either to reduce indebtedness of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the Partnership or any subsidiary. To the extent any net proceeds that are not so applied exceed $10 million (“excess proceeds”), the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with excess proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. The Partnership cannot predict the size of any offer, if any, to purchase MLP Notes and whether or to what extent holders of MLP Notes will accept the offer to purchase if an offer is made.

After repayment of certain debt and transaction expenses and estimated taxes to be paid of $3.0 million, the net proceeds from the propane segment sale were approximately $156.3 million. As of the closing of the propane sale and application of the proceeds, the amount of net proceeds not applied in excess of $10 million was $146.3 million. As of March 31, 2005, the heating oil segment had utilized $53.1 million of the proceeds to invest in working capital assets, purchase capital assets and repay long-term debt, which reduced the amount available to repurchase MLP Notes to $93.2 million as of March 31,

2005. The Partnership anticipates that it will pay an additional $1.5 million in taxes which will reduce the excess proceeds to $91.7 million. The Partnership expects it may utilize all or a portion of the remaining excess proceeds to invest in working capital assets. As of March 31, 2005, the Partnership had cash balances of $105.0 million.

For the remainder of fiscal 2005, the Partnership anticipates paying interest of $15.5 million and anticipates maintenance capital expenditures of $1.4 million. Long-term debt repayments for the remainder of fiscal 2005 are $0.1 million, excluding any repayments resulting from any required offer to repay the MLP Notes, discussed above. Before August 2006, the heating oil division must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. The Partnership currently estimates that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures are estimated to be approximately $3.0 million, excluding the capital requirements for environmental compliance.

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

The Partnership believes that the purchase of weather insurance could be an important element in the Partnership’s ability to maintain the stability of its cash flows. The Partnership has purchased a base of $12.5 million of weather insurance coverage for each year from 2005 – 2009 and has purchased an additional $7.5 million of weather insurance coverage for fiscal 2005. The amount of insurance proceeds that could be realized under these policies is calculated by multiplying a fixed dollar amount by the degree-day deviation from an agreed upon cumulative degree-day strike price. Since temperatures for the policy period have exceeded the degree-day strike price, the Partnership will not collect any proceeds under its weather insurance policies for fiscal 2005.

Income Tax Matters

In November 2004, the Partnership experienced a technical termination in accordance with IRC Section 708(b)(1)(B) due to the fact that greater than 50% of the Partnership units were sold or exchanged during the 12 months ended November 30, 2004. As a result of this technical termination, depreciable assets of the Partnership begin a new depreciable life with the new basis being equal to the remaining basis of the previous Partnership. The Partnership does not anticipate that this technical termination will have a significant impact on its operating results.

As a result of the technical termination of the Partnership described above, the Partnership is currently assessing the possibility that the technical termination triggered an ownership change at the Partnership’s subsidiary Star/Petro, Inc. (“Petro”) in accordance with IRC Section 382. An ownership change occurs for purposes of Section 382 when there is a direct or indirect sale or exchange of 50% or more of stock of a corporation by 1 or more 5% shareholders. If an ownership change has occurred in accordance with Section 382, future limitations in the utilization of net operating losses could be significant. The Partnership has provided a full valuation allowance against its deferred tax asset pertaining to its NOL carryforwards as the Partnership believes it is more likely than not that the current deferred tax assets will not be realized, regardless of the aforementioned Section 382 limitation. Given the complexity involved in determining whether or not and to what extent a Section 382 limitation has been triggered and to what extent, computing the effect and limitations of future NOL carryforwards is not practically determinable at this time. The Partnership expects to complete its evaluation and reach a conclusion during its next fiscal quarter.

Risk Factors

An investment in the Partnership involves a high degree of risk. Investors should carefully review the following risk factors concerning the Partnership.

The Partnership’s heating oil segment recently had liquidity issues that raised questions concerning the Partnership’s ability to continue as a going concern.

The Partnership’s heating oil segment recently had liquidity issues relating to the heating oil segment’s inability to comply with the borrowing conditions under its former credit agreement that raised questions concerning the Partnership’s ability to continue as a going concern. The report of the Partnership’s independent registered public accounting firm on the Partnership’s consolidated financial statements as of September 30, 2004 and 2003, and for the three years ended September 30, 2004, included an explanatory paragraph with respect to these liquidity issues. The Partnership believes that the refinancing of the heating oil segment’s indebtedness, which occurred as of December 17, 2004 in connection with the closing of the heating oil segment’s new asset-based revolving credit facility and the sale of the Partnership’s propane segment, satisfactorily addressed these liquidity issues at least in the short-term. However, as discussed below, there can be no assurance that the Partnership will not experience liquidity issues in the future.

The continuation of high wholesale energy costs may adversely affect the Partnership’s liquidity

Under its revolving credit facility, the heating oil segment may borrow up to $260 million (subject to borrowing base limitations) for working capital purposes subject to maintaining availability (as defined) of $25 million or a fixed charge coverage ratio of not less than 1.1 to 1.0.

Recent dynamics of the heating oil industry and the heating oil segment’s business, in particular, have impacted working capital requirements, principally as follows:

•	Elevated selling prices require additional borrowing to finance accounts receivable; however (i) the heating oil segment may borrow only approximately 80% against accounts receivable and (ii) customers are paying slower than normal and accounts over 60 days are not counted in the borrowing base.

•	At present suppliers are not providing credit terms to the heating oil segment, requiring it to pay in advance for product. Historically, the heating oil segment has enjoyed two to three day credit terms providing additional credit support during the heating season.

•	Many hedging arrangements require the heating oil segment to market adjust its heating oil positions on a daily basis which may reduce availability, and although the amount of the adjustment is usually recaptured with the actual purchase of product, there is a lag factor.

•	In addition to the foregoing, there is a risk that accounts receivable collection experience will not equal that of prior periods since customers are owing larger amounts which are outstanding for longer periods of time.

If the heating oil segment’s credit requirement should exceed the amounts available under its revolving credit facility or should the heating oil segment fail to maintain the required availability, it would not have sufficient working capital to operate its business, which could have a material adverse effect on the Partnership’s financial position and results of operations.

The sale of the propane segment may adversely affect the Partnership’s future operating results

On December 17, 2004, the Partnership completed the sale of its propane segment for a purchase price of approximately $481.3 million, including the effect of certain purchase price adjustments. For the fiscal year ended September 30, 2004, the propane segment accounted for $349 million of the Partnership’s sales and $29 million of the Partnership’s operating income. For more information on the results of operations of the propane segment, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The loss of the propane segment’s operating income could adversely affect the Partnership’s future operating results.

The Partnership’s substantial debt and other financial obligations could impair its financial condition and its ability to fulfill its debt obligations.

The Partnership had total debt of approximately $268.5 million as of March 31, 2005 (which amount does not include working capital borrowings of $133.1 million). The Partnership’s substantial indebtedness and other financial obligations could:

•	impair its ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	result in higher interest expense in the event of increases in interest rates since some of its debt is, and will continue to be, at variable rates of interest;

•	have a material adverse effect on it if the Partnership fails to comply with financial and affirmative and restrictive covenants in its debt agreements and an event of default occurs as a result of a failure that is not cured or waived;

•	require it to dedicate a substantial portion of its cash flow for interest payments on its indebtedness and other financial obligations, thereby reducing the availability of its cash flow to fund working capital and capital expenditures;

•	limit its flexibility in planning for, or reacting to, changes in its business and the industry in which the Partnership operates; and

•	place it at a competitive disadvantage compared to its competitors that have proportionately less debt.

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

Weather conditions have a significant impact on the demand for home heating oil because the Partnership’s customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact the Partnership’s operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil historically have represented approximately 75% to 80% of the Partnership’s annual home heating oil volume. Actual weather conditions can vary substantially from year to year, significantly affecting the Partnership’s financial performance. Furthermore, warmer than normal temperatures in one or more regions in which the Partnership operates can significantly decrease the total volume the Partnership sells and the gross profit realized on those sales and, consequently, the Partnership’s results of operations. For example, in fiscal 2000 and especially fiscal 2002, temperatures were significantly warmer than normal for the areas in which the Partnership sells home heating oil, which adversely affected the amount of EBITDA that it generated during these periods. In fiscal year 2002, temperatures in the Partnership’s areas of operation were an average of 18.4% warmer than in fiscal year 2001 and 18.0% warmer than normal. The Partnership has purchased weather insurance to help minimize the adverse effect of weather volatility on its cash flows, of which there can be no assurance.

The Partnership’s operating results will be adversely affected if the heating oil segment experiences significant customer losses that are not offset or reduced by customer gains.

The heating oil segment’s net attrition rate of home heating oil customers for years 2002, 2003 and 2004 was approximately 4.2%, 1.3% and 6.3%, respectively. This rate represents the net of its annual customer loss rate. For fiscal 2002, 2003 and 2004, gross customer losses were 15.6%, 15.9% and 19.4%, respectively. For fiscal 2002, 2003 and 2004, gross customer gains were 11.4%, 14.6% and 13.2%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer during the first year because of the expenses that must be incurred by the Partnership to acquire a new customer and the higher attrition rate associated with new customers. Customer losses are the result of various factors, including:

•	customer relocations;

•	supplier changes based primarily on price competition, particularly during periods of high-energy costs and quality service issues, including those related to the heating oil segment’s centralized call center and service dispatch;

•	natural gas conversions; and

•	credit problems.

The continuing unprecedented rise in the price of heating oil has intensified price competition, which has adversely impacted the heating oil segment’s margins and added to the heating oil segment’s difficulties in reducing net customer attrition. The heating oil segment believes its net customer attrition rate has risen not only because of increased price competition related to the rise in oil prices but also because of operational problems. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service, and as part of that effort, centralized its heating equipment service dispatch and engaged a centralized call center to fulfill its telephone requirements for a majority of its heating oil customers. The Partnership experienced difficulties in advancing this initiative during fiscal 2004, including a lack of customer satisfaction with the call center format, which adversely impacted the customer base and the Partnership’s costs. In fiscal 2004 the customer experience was below the level associated with other premium service providers and below the level of service provided by the heating oil segment in prior years.

The Partnership believes that it has identified the problems associated with its centralization efforts and is taking steps to address these issues. The Partnership expects that high net attrition rates may continue through fiscal 2004 and perhaps beyond. The Partnership notes that even to the extent that the rate of attrition can be halted, the current reduced customer base will adversely impact net income in the future.

The heating oil segment has continued to lose accounts during fiscal 2005. For the six months ended March 31, 2005, the heating oil segment lost approximately 11,800 accounts (net), or 2.4% of its heating oil customer base, as compared to the six months ended March 31, 2004 (a period after the implementation of the initiative), in which the heating oil segment lost approximately 11,500 accounts (net), or 2.3% of its heating oil customer base, and as compared to the six months ended March 31, 2003 (a period prior to the implementation of the initiative and the unprecedented rise in wholesale prices) in which the heating oil segment gained 500 accounts (net), or 0.1% of its heating oil customer base.

For the three months ended March 31, 2005, the heating oil segment lost approximately 9,800 accounts (net) or 2.0% of its home heating oil customer base, as compared to the three months ended March 31, 2004 in which the heating oil segment lost 8,500 accounts (net) or 1.7% of its home heating oil customer base. In January 2005, the heating oil segment lost 3,100 accounts (net) which represents an increase of 2,500 accounts (net) as compared to the net loss in January 2004 of 600 accounts (net). From February 1, 2005, through April 30, 2005, the heating oil segment has reduced its net customer loss as compared to the prior year’s comparable period by approximately 2,800 accounts. For the three months ended April 30, 2005, the heating oil segment lost 8,700 accounts (net) or 1.8% of its heating oil customer base as compared to the three months ended April 30, 2004 in which the heating oil segment lost 11,500 accounts (net) or 2.3% of its customer base. The Partnership cannot predict whether this trend will continue.

The Partnership believes that net customer attrition for the six months ended March 31, 2005 resulted from (i) a combination of the premium service/premium price strategy of the heating oil segment during a period when customer price sensitivity increased with high energy prices; (ii) the lag effect of net customer attrition related to service and delivery problems from prior fiscal years; (iii) transitional issues relating to our customer care center; and (iv) tightened credit standards.

The heating oil segment may not be able to achieve net gains of customers and may continue to experience net customer attrition in the future.

Sudden and sharp oil price increases that cannot be passed on to customers may adversely affect the Partnership’s operating results.

The retail home heating oil industry is a “margin-based” business in which gross profits depend on the excess of retail sales prices over supply costs. Consequently, the Partnership’s profitability is sensitive to changes in the wholesale price of home heating oil caused by changes in supply or other market conditions. Many of these factors are beyond the Partnership’s control and thus, when there are sudden and sharp increases in the wholesale cost of home heating oil, the Partnership may not be able to pass on these increases to its customers through retail sales prices. As of September 30, 2004, the wholesale cost of home heating oil, as measured by the closing price of the New York Mercantile Exchange had increased by 38% to $1.39 per gallon from $1.01 per gallon as of June 30, 2004. This represents a 78% increase over the heating oil price per gallon of $0.78 per gallon on September 30, 2003. Per gallon heating oil prices subsequently increased to a high of $1.59 per gallon on October 22, 2004, before retreating to $1.23 per gallon as of December 10, 2004. For the six months ended March 31, 2005, the average wholesale price of home heating oil as measured by the closing price on the New York Mercantile Exchange had increased by 60% to $1.44 per gallon from $0.90 per gallon for the same period of last year. When heating oil prices increased, in the fourth quarter of fiscal 2004 the heating oil segment’s retail sales prices did not increase as rapidly as the increase in heating oil prices, which resulted in lower per gallon margins. In addition, the timing of cost pass-throughs can significantly affect margins. Wholesale price increases could reduce the Partnership’s gross profits and could, if continuing over an extended period of time, reduce demand by encouraging conservation or conversion to alternative energy sources. In an effort to retain existing accounts and attract new customers, the heating oil segment will offer discounts, which will impact the net per gallon gross margin realized.

A significant portion of the Partnership’s home heating oil volume is sold to price-protected customers and its operating results could be adversely affected by changes in the cost of supply that the Partnership cannot pass on to these customers or otherwise protect against.

A significant portion of its home heating oil volume is sold to individual customers under an agreement pre-establishing the maximum sales price or a fixed price of home heating oil over a 12-month period. The maximum price at which home heating oil is sold to these price-protected customers is generally renegotiated prior to the heating season of each year based on current market conditions. The Partnership currently enters into forward purchase contracts, futures contracts and option contracts for a substantial majority of the heating oil the Partnership sells to these price-protected customers in advance and at a fixed or maximum price. Should events occur after a price protected sales price is established that increase the cost of home heating oil above the amount anticipated, margins for the price-protected customers whose heating oil was not purchased in advance would be lower than expected, while those customers whose heating oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of heating oil below the amount anticipated, margins for the price-protected customers whose heating oil was purchased in advance could be lower than expected, while margins for those customers whose heating oil was not purchased in advance would be unaffected or higher than expected. For the twelve months ended March 31, 2005, approximately 48% of its retail home heating oil volume sales were under a price-protected plan. The amount of home heating oil volume that the Partnership hedges per price protected customer is based upon the Partnership’s estimated fuel consumption per customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, the Partnership could be required to obtain additional volume at unfavorable margins.

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

In addition, acquisitions may be dilutive to earnings and distributions to the unitholders and any additional debt incurred to finance acquisitions may affect the Partnership’s ability to make distributions to the unitholders. Under the heating oil segment’s revolving credit facility, the heating oil segment must have $40.0 million in availability after consummation of the acquisition.

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

The continuing unprecedented rise in the price of heating oil has intensified price competition, which has adversely impacted the heating oil segment’s margins and added to the heating oil segment’s difficulties in reducing customer attrition. The heating oil segment believes its attrition rate has risen not only because of increased price competition related to the rise in oil prices, but also because of operational problems. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service, and as part of that effort, centralized its heating equipment service dispatch and engaged a centralized call center to fulfill its telephone requirements. The Partnership experienced difficulties in advancing this initiative during fiscal 2004, which adversely impacted the customer base and the Partnership’s costs. In fiscal 2004, the customer experience was below the level associated with other premium service providers and below the level of service provided by the heating oil segment in prior years.

The Partnership believes that it has identified the problems associated with its centralization efforts and is taking steps to address these issues such as structuring the call center in work groups that parallel Petro’s district structure, adding customer retention specialists at the district level and a more focused effort on customer care through additional in-house training. However, the Partnership expects that high net attrition rates may continue through fiscal 2005 and perhaps beyond. The Partnership notes that even to the extent that the rate of attrition can be halted, the current reduced customer base will adversely impact net income for fiscal 2005 and beyond.

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

The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing customers with combustible or flammable liquids such home heating oil. As a result, the Partnership may be a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles as it believes are reasonable. However, there can be no assurance that this insurance will be adequate to protect the Partnership from all material expenses related to potential future claims for remediation costs and personal and property damage or that these levels of insurance will be available in the future at economical prices.

The Partnership’s insurance reserves may not be adequate to cover actual losses

The Partnership’s heating oil segment has in the past and is currently self-insuring a portion of workers’ compensation, auto and general liability claims. The Partnership establishes reserves based upon expectations as to what its ultimate liability will be for these claims using developmental factors based upon historical claim experience. The Partnership continually evaluates the potential for changes in loss estimates with the support of qualified actuaries. As of March 31, 2005, the heating oil segment had approximately $29.6 million of insurance reserves and had issued $44.7 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on results of operations.

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

The Class Action plaintiffs generally allege that the Partnership violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5 promulgated thereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’s heating oil division’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil division; (4) that Star Gas’s second quarter 2004 profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The Class Action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of Lead Plaintiff. On April 8, 2005, the Court appointed the Lead Plaintiff and granted until June 8, 2005 for the Lead Plaintiff to file a Consolidated Amended Complaint. The Partnership intends to defend against the Class Actions vigorously. However, the Partnership is unable to predict the outcome of these lawsuits at this time.

In the event that one or more of the above actions were decided adversely to the Partnership, it could have a material effect on the Partnership’s results of operations, financial condition or liquidity.

The Partnership’s results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

The home heating oil business is subject to a wide range of federal and state laws and regulations related to environmental and other regulated matters. The heating oil segment has implemented environmental programs and policies designed to avoid potential liability and costs under applicable environmental laws. It is possible, however, that the heating oil segment will have increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New environmental regulations might adversely impact the heating oil segment’s operations, including underground storage and transportation of home heating oil. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons. Before August 2006, the heating oil division must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. The Partnership currently estimates that the capital required to effectuate these requirements will range from $1.0 to $1.5 million.

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

Cash distributions (if any) are not guaranteed and may fluctuate with the partnership’s performance and reserve requirements

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

Limitation on use of net operating loss carry forwards

In November 2004, there was a technical termination of the Partnership for federal income tax purposes, as over 50% of the Partnership’s units traded hands during the twelve months ended November 2004. This termination may have triggered a change in ownership under the applicable federal tax regulations . The rules governing a change of ownership are complex and the Partnership is currently conducting an analysis of whether such a change has occurred and, if so, the impact of such a change on the ability of the Partnership to utilize its net loss carry forwards to offset federal income taxes payable by the heating oil segment. Any limitation in the ability of the Partnership to utilize the NOL’s could reduce the amount of cash available for distribution to unitholders.

Contractual obligations and off-balance sheet arrangements

It is not the Partnership’s business practice to enter into off-balance sheet arrangements with third parties.

Long-term contractual obligations, except for our debt obligations, are not recorded in our Consolidated Balance Sheet. Non-cancelable purchase obligations are obligations the Partnership incurs during the normal course of business, based on projected needs.

The table below summarizes the payment schedule of contractual obligations in thousands at March 31, 2005.

	Payments Due by Year
	Total	Less Than 1 Year		1-3 Years	3-5 Years	More Than 5 Years
Long term debt obligations	$268,456	$93,983	(a)	$156	$—	$174,317
Operating lease obligations (b)	40,695	8,060		12,283	7,521	12,831
Purchase obligations (c)	18,247	8,633		7,082	2,532	—

	$327,398	$110,676		$19,521	$10,053	$187,148

(a)	Includes $93.2 million in excess proceeds from the sale of the propane segment. See “Financing and Sources of Liquidity”.

(b)	The Partnership has entered into various operating leases for office space, trucks, vans and other equipment from third parties with lease terms running from one day to 16 years.

(c)	Reflects non-cancelable commitments.

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

Goodwill and Other Intangible Assets

The Partnership calculates amortization using the straight-line method over periods ranging from 5 to 10 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At March 31, 2005, the Partnership had $93.0 million of net tangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that amortization for these assets for the six months ended March 31, 2005 would have increased by approximately $1.4 million.

SFAS No. 142 requires the Partnership’s goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of goodwill exceeds its implied fair value and is determined to be impaired, an impairment charge is recorded. The Partnership completed an interim review of goodwill of the heating oil segment as of February 28, 2005. This review resulted in a non-cash impairment charge of $67 million. At March 31, 2005, the Partnership had $166.5 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 1 to 30 years. Net property, plant and equipment was $54.6 million for the Partnership at March 31, 2005. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that depreciation for the six month period ended March 31, 2005 would have increased by approximately $2.0 million.

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

Insurance Reserves

The Partnership’s heating oil segment has in the past and is currently self-insuring a portion of workers’ compensation, auto and general liability claims. The Partnership establishes reserves based upon expectations as to what its ultimate liability will be for these claims using developmental factors based upon historical claim experience. The Partnership continually evaluates the potential for changes in loss estimates with the support of qualified actuaries. As of March 31, 2005, the heating oil segment had approximately $29.6 million of insurance reserves and had issued $44.7 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on results of operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to interest rate risk primarily through its Bank Credit Facility due to the fact that it is subject to variable interest rates. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At March 31, 2005, the Partnership had outstanding borrowings totaling $401.6 million, of which approximately $133.1 million is subject to variable interest rates under its Bank Credit Facilities. In the event that interest rates associated with these Bank Credit Facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $1.3 million annually.

In addition to these Bank Credit Facilities, the Partnership and its wholly-owned subsidiary, Star Gas Finance issued $265.0 million face value Senior Notes due in February 15, 2013. These notes accrue interest at an annual rate of 10¼%. The estimated fair value of these notes at March 31, 2005 is $247.8 million.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2005, the potential gain on the Partnership’s hedging activity would be to increase the fair value of these outstanding derivatives by $7.4 million to a fair value of $28.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair value of these outstanding derivatives by $7.4 million to a fair value of $13.4 million.

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

(c)	Limitation on Controls.

The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II OTHER INFORMATION

Item 5.

Employment Agreement of Richard F. Ambury

Effective May 4, 2005, Petroleum Heat and Power Co., Inc., a Minnesota corporation (“Petro”) and an indirect subsidiary of the Partnership, entered into an employment agreement with Richard F. Ambury pursuant to which Mr. Ambury will be employed by Petro for a three year term ending on May 3, 2008. Mr. Ambury will serve as Vice President and Chief Financial Officer of both Petro and the general partner of the Partnership. The agreement provides for an annual base salary of $236,333 and a performance-based bonus of up to 35% of his base salary or such higher percentage as shall be applicable to Petro’s chief operating officer. In addition to the performance-based bonus, Mr. Ambury will receive a payment of $50,000 on the last day of each 12-month period during the Term. If Mr. Ambury’s employment is terminated without cause or Mr. Ambury terminates his employment as a result of a material breach of this agreement by Petro, Mr. Ambury will be entitled to the following severance compensation: $858,999, if the agreement is terminated prior to April 30, 2006; $572,666 if the agreement is terminated after May 1, 2006 and prior to April 30, 2007; and $286,333, if the agreement is terminated after May 1, 2007 and prior to May 3, 2008.

Item 6.

Exhibits and Reports on Form 8-K

10.01	Employment Agreement, dated May 3, 2005 between Star Gas Partners, L.P. and Richard F. Ambury

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Star Gas LLC, as General Partner

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer Star Gas LLC (Principal Financial Officer)	May 5, 2005

Star Gas Finance Company

(Registrant)

Signature	Title	Date

/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer (Principal Financial Officer)	May 5, 2005