Form 10-Q
period 2005-06-30
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2005-08-09
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

At August 2, 2005, the registrants had units and shares of each issuer’s classes of units and common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	32,165,528
Star Gas Partners, L.P.	Senior Subordinated Units	3,347,233
Star Gas Partners, L.P.	Junior Subordinated Units	345,364
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	Sept. 30, 2004	June 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$4,692	$99,939
Receivables, net of allowance of $5,622 and $6,423, respectively	84,005	126,042
Inventories	34,213	37,654
Prepaid expenses and other current assets	60,973	54,570
Current assets of discontinued operations	50,288	—

Total current assets	234,171	318,205

Property and equipment, net	63,701	51,867
Long-term portion of accounts receivables	5,458	5,331
Goodwill	233,522	166,522
Intangibles, net	103,925	87,659
Deferred charges and other assets, net	13,885	15,812
Long-term assets of discontinued operations	306,314	—

Total Assets	$960,976	$645,396

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$25,010	$21,617
Working capital facility borrowings	8,000	31,637
Current maturities of long-term debt	24,418	93,967
Accrued expenses	65,491	63,102
Unearned service contract revenue	35,361	35,319
Customer credit balances	53,927	25,373
Current liabilities of discontinued operations	50,676	—

Total current liabilities	262,883	271,015

Long-term debt	503,668	174,389
Other long-term liabilities	24,654	27,576

Partners’ capital (deficit)
Common unitholders	167,367	186,105
Subordinated unitholders	(6,768)	(4,366)
General partner	(3,702)	(3,513)
Accumulated other comprehensive income (loss)	12,874	(5,810)

Total Partners’ capital	169,771	172,416

Total Liabilities and Partners’ Capital	$960,976	$645,396

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data)	2004	2005	2004	2005
Sales:
Product	$135,011	$157,870	$836,611	$965,858
Installations and service	44,331	44,898	140,569	142,921

Total sales	179,342	202,768	977,180	1,108,779
Cost and expenses:
Cost of product	90,834	117,803	532,659	703,448
Cost of installations and service	46,948	44,522	158,842	153,231
Delivery and branch expenses	51,555	47,285	184,243	183,408
Depreciation and amortization expenses	9,174	8,773	28,213	26,916
General and administrative expenses	3,637	7,833	17,382	36,593
Goodwill impairment charge	—	—	—	67,000

Operating income (loss)	(22,806)	(23,448)	55,841	(61,817)
Interest expense	(10,049)	(8,777)	(29,798)	(28,723)
Interest income	1,063	1,531	2,675	2,966
Amortization of debt issuance costs	(753)	(623)	(2,713)	(1,928)
Loss on redemption of debt	—	—	—	(42,082)

Income (loss) from continuing operations before income taxes	(32,545)	(31,317)	26,005	(131,584)
Income tax expense (benefit)	—	(2,400)	1,000	(1,400)

Income (loss) from continuing operations	(32,545)	(28,917)	25,005	(130,184)
Income (loss) from discontinued operations, net of income taxes	(9,739)	—	32,446	(4,552)
Gain (loss) on sales of discontinued operations, net of income taxes	(247)	(404)	(17)	155,760

Net income (loss)	$(42,531)	$(29,321)	$57,434	$21,024

General Partner’s interest in net income (loss)	$(405)	$(265)	$528	$189

Limited Partners’ interest in net income (loss)	$(42,126)	$(29,056)	$56,906	$20,835

Basic and diluted income (loss) per Limited Partner Unit:
Continuing operations	$(0.90)	$(0.80)	$0.71	$(3.60)
Discontinued operations	(0.27)	—	0.92	(0.13)
Gain (loss) on sales of discontinued operations	(0.01)	(0.01)	—	4.31

Net income (loss)	$(1.18)	$(0.81)	$1.62	$0.58

Weighted average number of Limited Partner units outstanding:
Basic	35,756	35,857	35,021	35,799

Diluted	35,756	35,857	35,021	35,799

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2004	2005	2004	2005
Net income (loss)	$(42,531)	$(29,321)	$57,434	$21,024
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	2,389	(8,023)	5,827	(17,047)
Other comprehensive income (loss) from discontinued operations	(338)	—	263	(1,637)

Other comprehensive income (loss)	2,051	(8,023)	6,090	(18,684)

Comprehensive income (loss)	$(40,480)	$(37,344)	$63,524	$2,340

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2003	$(17,214)	$(507)	$(17,721)
Reclassification to earnings	—	(9,587)	(9,587)
Unrealized gain on derivative instruments	—	15,414	15,414
Other comprehensive income from discontinued operations	—	263	263

Other comprehensive income	—	6,090	6,090

Balance as of June 30, 2004	$(17,214)	$5,583	$(11,631)

Balance as of September 30, 2004	$(16,055)	$28,929	$12,874
Reclassification to earnings	—	(31,653)	(31,653)
Unrealized gain on derivative instruments	—	14,606	14,606
Other comprehensive loss from discontinued operations	—	(1,637)	(1,637)

Other comprehensive loss	—	(18,684)	(18,684)

Balance as of June 30, 2005	$(16,055)	$10,245	$(5,810)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except per unit amounts)	Units				Common	Sr. Sub.	Jr. Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Partners’ Capital
	Common	Sr. Sub.	Jr. Sub.	General Partner
Balance as of September 30, 2004	32,166	3,245	345	326	$167,367	$(4,489)	$(2,279)	$(3,702)	$12,874	$169,771
Issuance of Units		102				287				287
Net income					18,720	1,914	201	189		21,024
Other comprehensive loss, net									(18,684)	(18,684)
Unit compensation expense					18					18

Balance as of June 30, 2005	32,166	3,347	345	326	$186,105	$(2,288)	$(2,078)	$(3,513)	$(5,810)	$172,416

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)	Nine Months Ended June 30,
	2004	2005
Cash flows provided by (used in) operating activities:
Net income	$57,434	$21,024
Deduct: (Income) loss from discontinued operations	(32,446)	4,552
Deduct: (Gain) loss on sales of discontinued operations	17	(155,760)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,213	26,916
Amortization of debt issuance cost	2,713	1,928
Unit compensation expense	121	18
Provision for losses on accounts receivable	5,867	6,231
Gain on sales of fixed assets, net	(196)	(20)
Loss on redemption of debt	—	42,082
Goodwill impairment charge	—	67,000
Changes in operating assets and liabilities:
Increase in receivables	(32,596)	(48,141)
Increase in inventories	(8,159)	(3,441)
Decrease (increase) in other assets	12,640	(12,481)
Decrease in accounts payable	(150)	(3,393)
Decrease in other current and long-term liabilities	(34,876)	(27,042)

Net cash used in operating activities	(1,418)	(80,527)

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,782)	(1,785)
Acquisitions	(2,768)	—
Cash proceeds from sale of discontinued operations	12,795	467,186
Proceeds from sales of fixed assets	592	3,323

Net cash provided by investing activities	7,837	468,724

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	120,000	292,200
Working capital facility repayments	(113,000)	(268,563)
Acquisition facility borrowings	3,000	—
Acquisition facility repayments	(33,000)	—
Repayment of debt	(8,289)	(259,507)
Debt repayment costs	—	(37,688)
Proceeds from the issuance of debt	38,646	—
Proceeds from the issuance of common units, net	34,997	—
Distributions	(61,324)	—
Increase in deferred charges	(5,458)	(8,026)

Net cash used in financing activities	(24,428)	(281,584)

Net cash provided by (used in) discontinued operations	17,974	(11,366)

Net increase (decrease) in cash	(35)	95,247
Cash and equivalent at beginning of period	4,256	4,692

Cash and equivalent at end of period	$4,221	$99,939

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a distributor of home heating oil and related products and services. Star Gas is a master limited partnership, which at June 30, 2005 had outstanding 32.2 million common units (NYSE: “SGU” representing an 88.9% limited partner interest in Star Gas Partners) and 3.3 million senior subordinated units (NYSE: “SGH” representing a 9.2% limited partner interest in Star Gas Partners) outstanding. Additional Partnership interests include 0.3 million junior subordinated units (representing a 1.0% limited partner interest) and 0.3 million general partner units (representing a 0.9% general partner interest). On December 17, 2004, the Partnership completed the sale of all of its interest in its propane segment. As a result, the propane segment has been classified as discontinued operations (see Note 4).

As of June 30, 2005, the Partnership is organized as follows:

•	The general partner of the Partnership is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. Star Gas LLC owns an approximate 1% general partner interest in the Partnership.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its direct and indirect subsidiaries. Petro is a Minnesota corporation that is a wholly owned subsidiary of Star/Petro, Inc., which is a 99.99% subsidiary of the Partnership. The remaining .01% equity interest in Star/Petro, Inc. is owned by Star Gas LLC. Petro is a retail distributor of home heating oil and related products, and serves approximately 500,000 customers in the Northeast and Mid-Atlantic states.

•	Star Gas Finance Company is a direct wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $265 million 10¼% Senior Notes, which are due in 2013. The Partnership is dependent on distributions from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

On March 7, 2005 (“the Termination Date”), Star Gas LLC and Mr. Irik P. Sevin entered into a letter agreement and general release (the “Agreement”). In accordance with the Agreement, Mr. Sevin confirmed his resignation from employment as the Chief Executive Officer and President of Star Gas LLC (and its subsidiaries) under the employment agreement between Mr. Sevin and Star Gas LLC dated as of September 30, 2001. In addition, under terms of the agreement Mr. Sevin transferred his member interests in Star Gas LLC to a voting trust of which Mr. Sevin is one of three trustees. Under the terms of the voting trust, those interests will be voted in accordance with the decision of a majority of the trustees. Pursuant to the Agreement, Mr. Sevin is entitled to an annual consulting fee totaling $395,000 for a period of five years following the Termination Date. In addition, the Agreement provides for Mr. Sevin to receive a retirement benefit equal to $350,000 per year for a 13-year period beginning with the month following the five-year anniversary of the Termination Date. At March 31, 2005, the Partnership recorded a liability for $4.2 million, the present value of the cost of the Agreement and general and administrative expense totaling $3.1 million. The Partnership had previously accrued approximately $1.1 million related to Mr. Sevin’s prior SERP, which was forfeited in lieu of the new retirement benefit in connection with the Agreement.

2)	Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and nine-month periods ended June 30, 2004 and June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Inventories

Inventories are stated at the lower of cost or market and are computed on a first-in, first-out basis. At the dates indicated, the components of inventory were as follows (in thousands):

	Sept. 30, 2004	June 30, 2005
Heating oil and other fuels	$21,661	$24,909
Fuel oil parts and equipment	12,552	12,745

	$34,213	$37,654

Property, plant and equipment, consists of the following (in thousands):

	Sept. 30, 2004	June 30, 2005
Property, plant and equipment	$122,503	$119,891
Less: Accumulated depreciation	58,802	68,024

Property and equipment, net	$63,701	$51,867

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Derivatives and Hedging

The Partnership uses derivative financial instruments to manage the majority of its exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to fixed or maximum sales price customers. It is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale through the use of derivative instruments when appropriate. To a lesser extent, the Partnership may hedge the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil and (ii) hedge the price risk of firm purchase commitments and in some cases physical inventory on hand.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of a derivative’s change in fair value is recognized in current period earnings.

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

For the nine months ended June 30, 2005, the change in accumulated other comprehensive income (loss) is principally attributable to the increase in fair value of existing cash flow hedges offset by the reclassification to earnings of accumulated gains on cash flow hedges that settled during the period.

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

The new revolving credit facility provides the heating oil segment with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $75 million in letters of credit. The facility expires in December 2009. This facility replaced the existing credit facilities entered into in December 2003, which totaled $235 million. The former credit facilities consisted of a working capital facility, a letter of credit facility, and an acquisition facility. Obligations under the new revolving credit facility are secured by liens on substantially all of the assets of the heating oil segment, accounts receivable, inventory, general intangibles, real property, fixtures and equipment. Obligations under the new revolving credit facility are guaranteed by the heating oil segment’s subsidiaries and by the Partnership.

3)	Long-Term Debt– (continued)

The new revolving credit facility imposes certain restrictions on the heating oil segment, including restrictions on its ability to incur additional indebtedness, to pay distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities. In addition, the facility imposes certain restrictions on the use of proceeds from the sale of the propane segment. The revolving credit facility also requires the heating oil segment to maintain certain financial ratios, and contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events. The occurrence of an event of default or an acceleration under the revolving credit facility would result in the heating oil segment’s inability to obtain further borrowings under that facility, which could adversely affect its results of operations. An acceleration under the revolving credit facility would result in a default under the Partnership’s other funded debt.

The heating oil segment borrowed an initial $119 million under the new revolving credit facility on December 17, 2004, which it used to repay amounts outstanding under the heating oil segment’s existing credit facilities. The heating oil segment recognized a loss of approximately $3 million as a result of the early redemption of this debt. At June 30, 2005, the heating oil segment had $31.6 million outstanding under this credit facility.

In December 2004, the Partnership completed the sale of its propane segment. Pursuant to the terms of the indenture relating to the Partnership’s 10 1/4% Senior Notes due 2013 (“MLP Notes”), the Partnership is obligated, within 360 days of the sale, to apply the net proceeds (“Net Proceeds”) of the sale of the propane segment either to reduce indebtedness of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the business of the Partnership or any of its subsidiaries as in effect on the issue date of the MLP Notes (the “Issue Date”) or any business related, ancillary or complimentary to any of the businesses of the Partnership on the Issue Date (each a “Permitted Use” and collectively the “Permitted Uses”). To the extent any Net Proceeds that are not so applied exceed $10 million on December 12, 2005 (“Excess Proceeds”), the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. The Partnership cannot predict at this time the size of an offer, if any, to purchase MLP Notes and whether or to what extent holders of MLP Notes will accept the offer to purchase if an offer is made. At June 30, 2005, the amount of Net Proceeds in excess of $10 million not yet applied towards a Permitted Use totaled approximately $93.2 million. The Partnership has accordingly reclassified $93.2 million of MLP Notes from long-term debt to current maturities of long-term debt. This amount is subject to adjustment in future periods in connection with any changes in the balance of such Net Proceeds.

4)	Discontinued Operations

On December 17, 2004, the Partnership completed the sale of all of its interests in its propane segment to Inergy for a cash purchase price of approximately $481.3 million. The propane segment was the Partnership’s principal distributor of propane and related supplies and equipment to residential, industrial, agricultural and motor fuel customers. Closing and other settlement costs totaled approximately $14 million and approximately $311 million was used to repay outstanding debt of the propane segment and the heating oil segment (see note 3). $10 million of the proceeds were used to reimburse the heating oil segment for expenses paid by the heating oil segment on behalf of the Partnership. The remainder of the proceeds were contributed to the heating oil segment (Petro Holdings, Inc.) as a capital contribution. In accordance with the purchase agreement, the effective date of the disposition was November 30, 2004. The Partnership recognized a gain on the sale of the propane segment totaling approximately $155 million, net of income taxes of $3.4 million.

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

As a result of the sale of the propane and TG&E segments, the Partnership has restated its Statement of Operations, in accordance with SFAS 144, for the three and nine-month periods ending June 30, 2004.

4)	Discontinued Operations – (continued)

The components of discontinued operations of the propane segment and TG&E for the three and nine-month periods ended June 30, 2004 and June 30, 2005 are as follows (in thousands):

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2005
	TG&E	Propane	Total	TG&E	Propane	Total
Sales	$—	$49,813	$49,813	$—	$—	$—
Cost of sales	—	26,792	26,792	—	—	—
Delivery and branch	—	22,398	22,398	—	—	—
Depreciation & amortization	—	5,040	5,040	—	—	—
G & A expenses	200	2,770	2,970	—	—	—

Operating loss	(200)	(7,187)	(7,387)	—	—	—
Net interest expense	—	2,236	2,236	—	—	—
Amortization of debt issuance costs	—	41	41	—	—	—

Loss before income taxes	(200)	(9,464)	(9,664)	—	—	—
Income tax expense	—	75	75	—	—	—

Net Loss	$(200)	$(9,539)	$(9,739)	$—	$—	$—

	Nine Months Ended June 30, 2004			Nine Months Ended June 30, 2005
	TG&E	Propane	Total	TG&E	Propane	Total
Sales	$52,413	$295,381	$347,794	$—	$58,722	$58,722
Cost of sales	46,867	163,515	210,382	—	38,442	38,442
Delivery and branch	—	70,365	70,365	—	17,796	17,796
Depreciation & amortization	258	15,023	15,281	—	3,481	3,481
G & A expenses	4,255	7,720	11,975	—	2,096	2,096

Operating income (loss)	1,033	38,758	39,791	—	(3,093)	(3,093)
Net interest expense	—	6,996	6,996	—	1,384	1,384
Amortization of debt issuance costs	—	124	124	—	27	27

Income (loss) before income taxes	1,033	31,638	32,671	—	(4,504)	(4,504)
Income tax expense	—	225	225	—	48	48

Net income (loss)	$1,033	$31,413	$32,446	$—	$(4,552)	$(4,552)

5)	Segment Reporting

As of June 30, 2005, the Partnership has one reportable operating segment: retail distribution of heating oil. The general and administrative expenses for the public master limited partnership, Star Gas Partners, L.P., have not been allocated to the operating segment.

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

5)	Segment Reporting– (continued)

	For the three months ended June 30,
	2004			2005
(in thousands)	HeatingOil	Partners & Others	Consol.	HeatingOil	Partners & Others	Consol.
Statements of Operations
Sales	$179,342	$—	$179,342	$202,768	$—	$202,768
Cost of sales	137,782	—	137,782	162,325	—	162,325
Delivery and branch	51,555	—	51,555	47,285	—	47,285
Depreciation & amortization	9,174	—	9,174	8,773	—	8,773
General & administrative expenses	4,025	(388)	3,637	3,325	4,508	7,833

Operating income (loss)	(23,194)	388	(22,806)	(18,940)	(4,508)	(23,448)
Net interest expense	7,052	1,934	8,986	4,705	2,541	7,246
Amortization of debt issuance costs	564	189	753	417	206	623

Loss from continuing operations before income taxes	(30,810)	(1,735)	(32,545)	(24,062)	(7,255)	(31,317)
Income tax benefit	—	—	—	—	(2,400)	(2,400)

Loss from continuing operations	(30,810)	(1,735)	(32,545)	(24,062)	(4,855)	(28,917)
Loss from discontinued operations before gains on sale of segments	—	(9,739)	(9,739)	—	—	—
Loss on sales of discontinued operations, net of income taxes	—	(247)	(247)	(4)	(400)	(404)

Net loss	$(30,810)	$(11,721)	$(42,531)	$(24,066)	$(5,255)	$(29,321)

Capital expenditures	$1,098	$—	$1,098	$353	$—	$353

(in thousands)	For the Nine Months Ended June 30,
	2004			2005
	HeatingOil	Partners & Others	Consol.	HeatingOil	Partners & Others	Consol.
Statements of Operations
Sales	$977,180	$—	$977,180	$1,108,779	$—	$1,108,779
Cost of sales	691,501	—	691,501	856,679	—	856,679
Delivery and branch	184,243	—	184,243	183,408	—	183,408
Depreciation & amortization	28,213	—	28,213	26,916	—	26,916
General & administrative expenses	11,830	5,552	17,382	15,227	21,366	36,593
Goodwill impairment charge	—	—	—	67,000	—	67,000

Operating income (loss)	61,393	(5,552)	55,841	(40,451)	(21,366)	(61,817)
Net interest expense	20,843	6,280	27,123	18,208	7,549	25,757
Amortization of debt issuance costs	2,179	534	2,713	1,311	617	1,928
Loss on redemption of debt	—	—	—	24,192	17,890	42,082

Income (loss) from continuing operations before income taxes	38,371	(12,366)	26,005	(84,162)	(47,422)	(131,584)
Income tax expense (benefit)	1,000	—	1,000	1,000	(2,400)	(1,400)

Income (loss) from continuing operations	37,371	(12,366)	25,005	(85,162)	(45,022)	(130,184)
Income (loss) from discontinued operations before gain (loss) on sale of segments	—	32,446	32,446	—	(4,552)	(4,552)
Gain (loss) on sales of discontinued operations, net of income taxes	—	(17)	(17)	757	155,003	155,760

Net income (loss)	$37,371	$20,063	$57,434	$(84,405)	$105,429	$21,024

Capital expenditures	$2,782	$—	$2,782	$1,785	$—	$1,785

The following are the condensed statements of operations and balance sheets for the heating oil segment as of and for the periods indicated. There were no inter-segment sales.

5)	Segment Reporting– (continued)

(in thousands)	September 30, 2004			June 30, 2005
	Heating Oil	Partners & Others(1)	Consol.	Heating Oil	Partners & Others(1)	Consol.
Balance Sheets
ASSETS
Current assets:
Cash and cash equivalents	$4,561	$131	$4,692	$99,897	$42	$99,939
Receivables, net	84,005	—	84,005	126,042	—	126,042
Inventories	34,213	—	34,213	37,654	—	37,654
Prepaid expenses and other current assets	61,549	(576)	60,973	51,304	3,266	54,570
Net current assets of discontinued operations	—	50,288	50,288	—	—	—

Total current assets	184,328	49,843	234,171	314,897	3,308	318,205
Property and equipment, net	63,701	—	63,701	51,867	—	51,867
Long-term portion of accts. receivable	5,458	—	5,458	5,331	—	5,331
Goodwill	233,522	—	233,522	166,522	—	166,522
Intangibles, net	103,925	—	103,925	87,659	—	87,659
Deferred charges & other assets, net	6,933	6,952	13,885	9,476	6,336	15,812
Net long-term assets of discontinued operations	—	306,314	306,314	—	—	—

Total assets	$597,867	$363,109	$960,976	$635,752	$9,644	$645,396

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$25,058	$(48)	$25,010	$21,644	$(27)	$21,617
Working capital facility borrowings	8,000	—	8,000	31,637	—	31,637
Current maturities of long-term debt	14,168	10,250	24,418	806	93,161 (2)	93,967
Accrued expenses and other current liabilities	56,272	9,219	65,491	49,439	13,663	63,102
Due to affiliates	1,329	(1,329)	—	(841)	841	—
Unearned service contract revenue	35,361	—	35,361	35,319	—	35,319
Customer credit balances	53,927	—	53,927	25,373	—	25,373
Net current liabilities of discontinued operations	—	50,676	50,676	—	—	—

Total current liabilities	194,115	68,768	262,883	163,377	107,638	271,015
Long-term debt	148,045	355,623	503,668	150	174,239	174,389
Due to affiliate	165,684	(165,684)	—	165,684	(165,684)	—
Other long-term liabilities	24,654	—	24,654	23,766	3,810	27,576
Partners’ capital:			—			—
Equity capital	65,369	104,402	169,771	282,775	(110,359)	172,416

Total liabilities and partners’ capital	$597,867	$363,109	$960,976	$635,752	$9,644	$645,396

(1)	The Partner and Other amounts include the balance sheet of the public master limited partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings.
(2)	Includes $93,161 in Net Proceeds in excess of $10 million not yet applied toward a Permitted Use from the sale of the propane segment. See Note 3.

6)	Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill impairment is deemed to potentially exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership has one reporting unit, the heating oil segment, see Note 5 – Segment Reporting.

The Partnership has selected August 31 of each year to perform its annual impairment review under SFAS 142. The evaluations utilize both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management’s best estimate of projected future cash flows. If the assumptions and estimates underlying the goodwill impairment evaluation are not achieved, a goodwill impairment charge may be necessary. On August 31, 2004, the Partnership, with the assistance of a third party valuation firm, performed its annual goodwill impairment evaluation for its reporting units and at that time determined that no impairment charge was necessary. During the second fiscal quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill of the heating oil segment might exist. These events included: the Partnership’s determination in February 2005 that the Partnership could expect to generate significantly lower than expected operating results for the heating oil segment for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS 142 impairment review of the heating oil segment with the assistance of a third party valuation firm at February 28, 2005. The evaluation utilized both an income and market valuation approach and contained reasonable assumptions and reflected management’s best estimate of projected future cash flows. This review resulted in a non-cash goodwill impairment charge of approximately $67 million, which reduced the carrying amount of goodwill of the heating oil segment.

A summary of changes in the Partnership’s goodwill during the nine-month period ended June 30, 2005 is as follows (in thousands):

Heating Oil Segment
Balance as of September 30, 2004	$233,522
Second fiscal quarter 2005 impairment charge	(67,000)

Balance as of June 30, 2005	$166,522

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2004			June 30, 2005
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$189,559	$86,332	$103,227	$189,559	$102,032	$87,527
Covenants not to compete	4,736	4,038	698	4,755	4,623	132

	$194,295	$90,370	$103,925	$194,314	$106,655	$87,659

Amortization expense for intangible assets was $5.4 million for the three months ended June 30, 2004 and for the three months ended June 30, 2005. Amortization expense was $16.2 million for the nine months ended June 30, 2004 and $16.3 million for the nine months ended June 30, 2005. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2005 (referred to as fiscal 2005) and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2005	$21,600
2006	$20,960
2007	$20,341
2008	$18,558
2009	$11,709

7)	Employee Pension Plan

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2005	2004	2005
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—
Interest cost	898	876	2,694	2,627
Expected return on plan assets	(1,042)	(1,020)	(3,127)	(3,060)
Net amortization	371	359	1,114	1,077
Effect of settlement	111	—	116	—

Net periodic benefit cost	$338	$215	$797	$644

The heating oil segment expects to contribute approximately $19 thousand to its plans during fiscal 2005 to fund its pension obligations.

8)	Supplemental Disclosure of Cash Flow Information

(in thousands)	Nine Months Ended June 30,
	2004	2005
Cash paid during the period for:
Income taxes	$984	$2,651
Interest	$21,340	$22,975

Non-cash financing activities:
Decrease in long-term debt	$(232)	$(223)
Decrease in other assets	$293	$—
Decrease (increase) in interest expense	$(61)	$223

9)	Income Taxes

In the first and second quarters of fiscal 2005, the Partnership recorded an estimated tax provision for continuing operations of $0.3 million and $0.7 million, respectively, for a total of $1.0 million. During the three months ended June 30, 2005, the Partnership revised its estimated tax provision for continuing operations from $1.0 million to a $1.4 million estimated tax benefit. This tax benefit will be fully utilized against the income tax expense associated with the gain on the sale of the propane segment. As a result of this revised estimate, the Partnership recorded a $2.4 million tax benefit in its third fiscal quarter ended June 30, 2005. This revised estimate is the result of the Partnership’s evaluation of the deductibility of certain current tax benefits attributed to losses resulting from the early extinguishment of debt that was incurred in the first quarter of fiscal 2005 in connection with the Partnership’s refinancing of its credit facilities and sale of its propane segment.

10)	Earnings Per Limited Partner Unit

(in thousands, except per unit data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2005	2004	2005
Income (loss) from continuing operations per Limited Partner unit:
Basic	$(0.90)	$(0.80)	$0.71	$(3.60)
Diluted	$(0.90)	$(0.80)	$0.71	$(3.60)
Income (loss) from discontinued operations, before gains on sale of segments, net of income taxes per Limited Partner unit:
Basic	$(0.27)	$—	$0.92	$(0.13)
Diluted	$(0.27)	$—	$0.92	$(0.13)
Gain (loss) on sale of segments, net of income taxes per Limited Partner unit:
Basic	$(0.01)	$(0.01)	$—	$4.31
Diluted	$(0.01)	$(0.01)	$—	$4.31
Net income (loss) per Limited Partner unit:
Basic	$(1.18)	$(0.81)	$1.62	$0.58
Diluted	$(1.18)	$(0.81)	$1.62	$0.58

Basic Earnings Per Unit:
Net income (loss)	$(42,531)	$(29,321)	$57,434	$21,024
Less: General Partner’s interest in net income (loss)	(405)	(265)	528	189

Limited Partners’ interest in net income (loss)	$(42,126)	$(29,056)	$56,906	$20,835

Common Units	32,166	32,166	31,473	32,166
Senior Subordinated Units	3,245	3,346	3,203	3,288
Junior Subordinated Units	345	345	345	345

Weighted average number of Limited Partner units outstanding	35,756	35,857	35,021	35,799

Basic earnings per unit	$(1.18)	$(0.81)	$1.62	$0.58

Diluted earnings per unit:
Effect of diluted securities	—	—	—	—

Limited Partners’ interest in net income (loss)	$(42,126)	$(29,056)	$56,906	$20,835

Weighted average number of Limited Partner units outstanding	35,756	35,857	35,021	35,799

Diluted earnings per unit	$(1.18)	$(0.81)	$1.62	$0.58

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Report includes “forward-looking statements” which represent the Partnership’s expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Partnership’s financial performance, the price and supply of home heating oil, the consumption patterns of the Partnership’s customers, the Partnership’s ability to obtain satisfactory gross profit margins, the ability of the Partnership to obtain new accounts and retain existing accounts, the impact of the business process redesign project at the heating oil segment and the ability of the Partnership to address issues related to such project. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Partnership’s expectations (“Cautionary Statements”) are disclosed in this Quarterly Report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 including without limitation and in conjunction with the forward-looking statements included in this Quarterly Report. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, the Partnership undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Results of Operations

Overview

In analyzing the Partnership’s financial results, the following matters should be considered.

In December 2004, the Partnership completed the sale of its propane segment to a subsidiary of Inergy, L.P., for a purchase price of $481.3 million. The Partnership recognized a $155 million gain from the sale of the propane segment. $311 million of the net proceeds from the sale of the propane segment were used to repurchase the senior secured notes and first mortgage notes of the heating oil segment and propane segment, to pay prepayment premiums, expenses and accrued interest and to repay amounts outstanding under the propane segment’s working capital facilities.

In accordance with the terms of the indenture relating to the Partnership’s 10 1/4% Senior Notes (“MLP Notes”), the Partnership is obligated, within 360 days of the sale, to apply the net proceeds (the “Net Proceeds”) of the sale of the propane segment either to reduce indebtedness (and reduce any related commitment) of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the business of the Partnership or any of its subsidiaries as in effect on the issue date of the MLP Notes (the “Issue Date”) or any business related, ancillary or complimentary to any of the businesses of the Partnership on the Issue Date (each a “Permitted Use” and collectively the “Permitted Uses”). To the extent any Net Proceeds that are not so applied exceed $10 million (“Excess Proceeds”), the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. The Partnership cannot predict at this time the size of any offer, if any, to purchase the MLP Notes and whether or to what extent holders of MLP Notes will accept the offer to purchase if an offer is made. At June 30, 2005, the amount of Net Proceeds in excess of $10 million not yet applied toward a Permitted Use totaled $93.2 million. See “Financing and Sources of Liquidity” below.

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

For the nine months ended June 30, 2005, the average wholesale price of home heating oil, as measured by the closing price on the New York Mercantile Exchange, increased 61% to $1.49 per gallon from $0.92 per gallon, for the nine months ended June 30, 2004. The unprecedented rise in the wholesale price of heating oil has adversely impacted the heating oil segment’s margins and its ability to attract new customers and retain existing customers during the nine months ended June 30, 2005. If wholesale prices remain high, the Partnership believes that the risk of customer losses due to credit problems will increase and bad debt expense will increase. In addition, the Partnership believes that customers are using less home heating oil than in prior periods given similar temperatures, due to the significant increase in the price of home heating oil (conservation). If conservation continues, future sales volume will continue to be less per customer, given similar temperatures. The increase in home heating oil prices has also increased the Partnership’s liquidity requirements. See “Risk Factors.”

Approximately 7.5% of the Partnership’s home heating oil customer base as of June 30, 2005 consisted of accounts that from time to time call to schedule a delivery rather than receiving a delivery on an automatic basis. This segment of the customer base has increased from approximately 6.8% of the customer base as of June 30, 2004. These accounts actively manage their consumption and are referred to as “will call” customers. The Partnership believes that it has experienced a decline in home heating oil volume sales from these will call customers. This decline may be due to increased volume management by these customers as well as losses of will call customers that have not formally terminated their relationship with the Partnership.

Prior to the fiscal 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service through a business process redesign project and, as part of that effort, centralized its heating equipment service and oil dispatch functions and engaged a centralized customer care center to fulfill its telephone requirements for a majority of its home heating oil customers. The Partnership experienced difficulties in advancing this initiative during fiscal 2004, which adversely impacted the customer base and the Partnership’s costs. In fiscal 2004, the customers’ experience was below the level associated with other premium service providers and below the level of service provided by the heating oil segment in prior years. The savings from this initiative were less than expected and the costs to operate under the centralized format were greater than originally estimated.

As a result of the above and the factors set forth in the next paragraph, the Partnership believes that the heating oil segment experienced annual net customer attrition of approximately 6.3% in fiscal 2004, excluding the impact of acquisitions. The 6.3% net customer attrition rate in fiscal 2004 was higher than the rate experienced in fiscal 2003 and higher than in the preceding several years. For fiscal 2003, before the full implementation of the business process redesign project and before the increase in the wholesale price of home heating oil, the Partnership experienced annual net customer attrition of 1.3%. For the 12 months ended June 30, 2005, the heating oil segment experienced net customer attrition of approximately 6.1%. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of net customer attrition. For fiscal 2003 and 2004, and for the 12 months ended June 30, 2005, gross customer losses were approximately 15.9%, 19.4%, and 19.5%, respectively, and gross customer gains were approximately 14.6%, 13.1%, and 13.4%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer during the first year because of the expenses that must be incurred by the Partnership to acquire a new customer and the higher attrition rate associated with new customers.

Gross customer losses are the result of a number of factors, including move-outs, price competition and service issues.

When a customer moves out of an existing home, the Partnership counts the “move out” as a loss. If the Partnership is successful in signing up the new homeowner, the “move in” is treated as a gain. For fiscal 2003, 2004 and the 12 months ended June 30, 2005, move outs were 5.8%, 6.4%, and 6.9%, respectively, of the customer base and the move ins were 3.7%, 3.6%, and 3.4%, respectively, of the customer base.

The heating oil segment has continued to lose accounts in fiscal 2005. For the nine months ended June 30, 2005, the heating oil segment lost approximately 19,300 accounts (net), or 3.9% of its home heating oil customer base, as compared to the nine months ended June 30, 2004 (a period after the implementation of the initiative but before the unprecedented rise in wholesale prices) in which the heating oil segment lost approximately 22,200 accounts (net), or 4.3% of its home heating oil customer base, and compared to the nine months ended June 30, 2003 (a period prior to the implementation of the initiative and the unprecedented rise in wholesale prices), in which the heating oil segment lost 6,100 accounts (net), or 1.3% of its home heating oil customer base. For the nine months ended June 30, 2003, 2004 and 2005, gross customer losses were 12.2%, 14.3%, and 14.1%, respectively, and gross customer gains were 10.9%, 10.0%, and 10.2%, respectively. The Partnership believes that net customer attrition for the nine months ended June 30, 2005 resulted from (i) a combination of the effect of the premium service/premium price strategy of the heating oil segment during a period when customer price sensitivity increased due to high energy prices; (ii) the lag effect of customer attrition related to service and delivery problems experienced by customers in prior fiscal years; (iii) transitional issues relating to the customer care center in Canada; and (iv) tightened customer credit standards.

For the three months ended June 30, 2005, the heating oil segment has reduced its net customer loss as compared to the prior year’s comparable period by 2,900 accounts. For the three months ended June 30, 2005, the heating oil segment lost approximately 7,400 accounts (net) or 1.5% of its home heating oil customer base, as compared to the three months ended June 30, 2004 in which the heating oil segment lost 10,300 accounts (net) or 2.0% of its home heating oil customer base. In January 2005, the heating oil segment lost 3,200 accounts (net) which represents an increase of 2,500 accounts (net) as compared to the net loss in January 2004 of 700 accounts (net). From February 1, 2005, through June 30, 2005, the heating oil segment has reduced its net customer loss as compared to the prior year’s comparable period by approximately 4,100 accounts. The Partnership cannot predict whether this trend will continue. Over the past several months, the heating oil segment has modified its marketing plan and is seeking to increase the home heating oil margins realized on new accounts. The Partnership anticipates that while this program could improve net income and lower marketing expenses, fewer new accounts will be added resulting in higher net customer attrition in the near term.

It has been the Partnership’s experience that during the period from April to October, the majority of the Partnership’s price protected customers historically renew at a protected price for the upcoming heating season. During the three months ended June 30, 2005, approximately 33% of price protected customers with a renewal date within the quarter have opted to renew for the upcoming heating season, 24% have elected a variable pricing, 4% have quit and 39% have yet to affirmatively respond to the heating oil segment’s program. The Partnership believes that these customers have not renewed their fixed price contracts either because they believe that heating oil prices will decline from current levels or there is a low level of consumer interest in home heating oil during the non-heating period. Since these customers have not yet renewed their price protected program for the next season, these customers could seek price protection from a competitor and customer attrition in the future could increase.

The Partnership believes it has identified the problems associated with its centralization efforts and has addressed these issues by structuring the customer call center (that we sometimes refer to in this Quarterly Report as the customer care center) into work groups that parallel Petro’s district structure, adding customer retention specialists at the district level, answering a portion of customer calls in two districts, providing continuous in-house training at the customer care center, and establishing a general manager of customer retention. The general manager of customer retention reports directly to the President. Despite these efforts, the Partnership expects that high net attrition rates may continue through fiscal 2005 and perhaps beyond, and notes that even to the extent that the rate of attrition may be halted, the current reduced customer base will adversely impact net income in the future.

The quantitative factors the Partnership uses to measure the effectiveness of the customer care center and field operations – such as customer satisfaction scores, telephone waiting times and abandonment rates at the customer care center, oil delivery run-outs and heating equipment repair and maintenance response times – have improved meaningfully during the nine months ended June 30, 2005, as compared to the same period in fiscal 2004.

The heating oil segment has implemented a series of cost reduction initiatives including facility consolidations, the reduction of non-essential personnel and the evaluation of certain marketing programs. The Partnership believes this will be an ongoing process over the next several months as it continues to review its operating expenses. Based on current estimates, the Partnership believes that operating expenses at the heating oil segment have been reduced by at least $10.0 million on an annual basis. In addition, a wage freeze has been implemented for senior management levels. At the Partnership level, management changes and staff reductions should reduce general and administrative expenses by $1.3 million annually.

The Partnership renewed its officers’ and directors’ insurance for the policy year beginning April 2005. The annual premium is $2.7 million and represents an increase of $2.2 million over the prior year’s policy. The Partnership estimates that compliance with Sarbanes-Oxley for the remainder of fiscal 2005 will cost at least $0.5 million. In total, the Partnership estimates that it will spend approximately $3.5 million for Sarbanes-Oxley compliance in fiscal 2005. This amount is in addition to the audit of internal controls over financial reporting, which is estimated to be $0.7 million and will be a continuing expense. The Partnership believes that home heating oil volume sold for the remainder of fiscal 2005 will be substantially less than the comparable period in fiscal 2004 due to customer attrition, conservation and other factors such as delivery scheduling and the impact of reduced volume from will call customers.

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report. The Partnership completed the sale of its TG&E segment in March 2004 and the sale of its propane segment in December 2004. The following discussion reflects the historical results for the TG&E segment and propane segment as discontinued operations.

Three Months Ended June 30, 2005

Compared to Three Months Ended June 30, 2004

Statements of Operations by Segment

	Three Months Ended June 30,
(in thousands)	2004			2005
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales:
Product	$135,011		$135,011	$157,870		$157,870
Installations and service	44,331		44,331	44,898		44,898

Total sales	179,342		179,342	202,768		202,768
Cost and expenses:
Cost of product	90,834		90,834	117,803		117,803
Cost of installations and service	46,948		46,948	44,522		44,522
Delivery and branch expenses	51,555		51,555	47,285		47,285
Depreciation & amortization expenses	9,174		9,174	8,773		8,773
General and administrative expenses	4,025	$(388)	3,637	3,325	$4,508	7,833

Operating income (loss)	(23,194)	388	(22,806)	(18,940)	(4,508)	(23,448)
Interest expense - net	7,052	1,934	8,986	4,705	2,541	7,246
Amortization of debt issuance costs	564	189	753	417	206	623

Loss from continuing operations before income taxes	(30,810)	(1,735)	(32,545)	(24,062)	(7,255)	(31,317)
Income tax benefit	—	—	—	—	(2,400)	(2,400)

Loss from continuing operations	(30,810)	(1,735)	(32,545)	(24,062)	(4,855)	(28,917)
Loss from discontinued operations before loss on sale of segments, net of income taxes	—	(9,739)	(9,739)	—	—	—
Loss on sales of discontinued operations, net of income taxes	—	(247)	(247)	(4)	(400)	(404)

Net loss	$(30,810)	$(11,721)	$(42,531)	$(24,066)	$(5,255)	$(29,321)

Volume

For the three months ended June 30, 2005, retail volume of home heating oil declined by 11.1 million gallons, or 14.5%, to 65.8 million gallons, as compared to 76.9 million gallons for the three months ended June 30, 2004. Volume of other petroleum products declined by 1.2 million gallons or 7.7% to 14.8 million gallons for the three months ended June 30, 2005, as compared to 16.0 million gallons for the three months ended June 30, 2004. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations (as actual customer consumption patterns cannot be precisely determined), is found below:

(in millions of gallons)	Heating Oil Segment
Volume – three months ended June 30, 2004	76.9

Impact of colder temperatures(a)	11.0
Impact of acquisitions	0.2
Net customer attrition	(4.9)
Conservation	(2.5)
Delivery scheduling	(4.6)
Will call	(0.5)
Other(a)	(9.8)

Change	(11.1)

Volume – Three Months Ended June 30, 2005	65.8

(a)	The impact of colder temperatures was calculated based on the anticipated impact during the heating season. The Partnership believes that these colder temperatures are not as impactful to volume during this quarter, which is a transition period from colder to warmer months.

The Partnership believes that this 11.1 million gallon home heating oil decline at the heating oil segment was due to net customer attrition, which occurred during fiscal 2004 and continued through the nine months ended June 30, 2005, conservation, lower will call sales and other factors partially offset by colder temperatures and acquisitions. Total degree days in the heating oil segment’s geographic areas of operations increased by 107, or 22.7%, from 471 for the three months ended June 30, 2004 to 576 for the three months ended June 30, 2005. The majority of this increase during the three months ended June 30, 2005 occurred in May 2005, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Average temperatures for the three months ended June 30, 2005 were 58.6 degrees Fahrenheit or approximately 2% colder than the three months ended June 30, 2004 (59.8 degrees Fahrenheit). While temperatures were colder than the prior year’s third fiscal quarter, the Partnership believes these colder temperatures are not as impactful to volume during this transitional period as one would expect during the heating season. Due to the significant increase in the price per gallon of home heating oil, the Partnership believes that customers are using less home heating oil given similar temperatures. Internal studies suggest that the Partnership’s customers have reduced their consumption by approximately 3.5%. The Partnership cannot determine at this time if conservation is a permanent or temporary phenomenon. The Partnership estimates that the heating oil segment delivered 4.6 million fewer gallons than the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to delivery scheduling. Deliveries for the three months ended June 30, 2005 were negatively impacted, as the heating oil segment delivered volume in the second fiscal quarter to prepare for a potential work stoppage which did not occur. The negative scheduling comparative is magnified as compared to the three months ended June 30, 2004 when the heating oil segment delivered additional volume to also prepare for a potential work stoppage and to improve customer satisfaction by targeting smaller deliveries and payments. As of June 30, 2005, approximately 7.5% of the Partnership’s home heating oil customer base consisted of accounts who from time to time call to schedule a delivery rather than receiving a delivery on an automatic basis. This segment of the customer base has increased from approximately 6.8% of the customer base as of June 30, 2004. These accounts actively manage their consumption and are referred to as “will call” customers. The Partnership has experienced a decline in home heating oil volume sales of an estimated 0.5 million gallons from these will call customers. The Partnership believes that this decline may be due to increased volume management by these customers as well as losses of will call customers that have not formally terminated their relationship with the Partnership. The Partnership believes that for the remainder of fiscal 2005 home heating oil volume will be substantially less than the comparable period in the prior year due to this shift in volume, customer attrition, conservation and the impact of reduced volume from will call customers.

Product Sales

For the three months ended June 30, 2005, product sales increased $22.9 million, or 16.9%, to $157.9 million, as compared to $135.0 million for the three months ended June 30, 2004, as an increase in selling prices more than offset a reduction in product sales volume. Selling prices were higher due to the increase in wholesale supply costs.

Sales of Installation and Service

For the three months ended June 30, 2005, installation and service increased $0.6 million, or 1.3%, to $44.9 million as compared to $44.3 million for the three months ended June 30, 2004. Increases in service contracts and service billing rates resulted in an increase in service revenues of $2.7 million, which was offset in part by lower installation and other sales of $2.1 million.

Cost of Product

For the three months ended June 30, 2005, cost of product increased $27.0 million, or 29.7%, to $117.8 million, as compared to $90.8 million for the three months ended June 30, 2004, as a reduction in the volume of home heating oil and other petroleum products sold was more than offset by an increase in the wholesale cost of product. For the three months ended June 30, 2005, the average wholesale cost of home heating oil increased $0.48 per gallon, or 51%, to an average of $1.43 per gallon, compared to an average of $0.95 per gallon for the three months ended June 30, 2004. On June 30, 2005, the wholesale cost of home heating oil was $1.62 per gallon, which represents a 60% increase over the wholesale heating oil price per gallon of $1.01 on June 30, 2004, as measured by the closing price on the New York Mercantile Exchange.

For the three months ended June 30, 2005, the increase in product cost exceeded the increase in product sales by $4.1 million, as compared to the three months ended June 30, 2004. This change of $4.1 million is due to the decline in home heating oil volume ($6.4 million) offset by higher home heating oil per gallon margins of 3.5 cents ($2.3 million).

The home heating oil segment’s customer base is comprised of three types of customers: residential variable price, residential protected price and commercial/industrial. The selling price of home heating oil for a residential variable price customer is established by the Partnership’s pricing committee from time to time based on market conditions and generally has the highest per gallon gross profit margin. A residential protected price heating oil customer enters into an agreement to purchase home heating oil at a fixed or maximum price per gallon over a 12-month period. Due to the greater price sensitivity of residential protected price customers, the per-gallon margins realized from that customer segment generally are less than variable price residential customers. In an effort to retain existing and attract new customers, the heating oil segment has offered and currently is offering discounts that negatively impact per gallon gross profit margins. Currently, these discounts are being offered to certain residential variable and price protected customers. Over time, the heating oil segment will try to reduce these discounts and increase the per gallon gross profit margin. If the heating oil segment is not successful in reducing these discounts, the average per gallon gross profit margins may decline and may adversely impact our margins. Commercial/industrial customers are large volume users and contribute the lowest per gallon margin.

During periods of rising heating oil prices, residential consumers tend to migrate to price protection plans. At the heating oil segment, the percentage of home heating oil volume sold to residential protected price customers increased to 47.7% of total home heating oil volume sales for the three months ended June 30, 2005, as compared to 45.9% for the three months ended June 30, 2004. Accordingly, the percentage of home heating oil volume sold to residential variable customers decreased to 35.5% for the three months ended June 30, 2005, as compared to 37.4% for the three months ended June 30, 2004. However, it has been the Partnership’s experience that during the period from April to October, the majority of the Partnership’s price protected customers renew at a fixed price for the upcoming heating season. During the three months ended June 30, 2005, approximately 70% of price protected customers with a renewal date within the quarter have opted not to renew or have deferred renewal for the upcoming heating season. The Partnership believes that these customers have not renewed their fixed price contracts either because they believe that heating oil prices will decline from current levels or because of a low level of consumer interest in home heating oil during the non-heating period. Since these price protected customers have not renewed for the next season, customer attrition in the future could increase. If a price protected customer receives a delivery after the expiration of their protected price agreement, the customer will be charged a price that would result in a per gallon gross profit margin similar to the Partnership’s current targeted price protected margin.

The Partnership is exploring more market responsive pricing strategies to meet differing consumer expectations. However, if wholesale supply costs remain volatile and/or at historically high levels, per gallon profit margins and the Partnership’s operating results could continue to be adversely impacted.

For the three months ended June 30, 2005, sales to commercial/industrial customers represented 16.7% of total home heating oil volume sales, unchanged from the three months ended June 30, 2004.

Cost of Installation and Service

For the three months ended June 30, 2005, cost of installations, service and other decreased $2.4 million, or 5.2%, to $44.5 million, as compared to $46.9 million for the three months ended June 30, 2004. This reduction was due to lower installation costs of $1.6 million due to a reduction in installation sales and a $0.8 million decline in service expenses. Service expense decreased due to lower costs resulting from servicing a smaller customer base, which reduced the frequency of service calls, and an improvement in the scheduling of preventative maintenance service calls which reduced overtime hours. The results realized from service (including installations) improved by $3.0 million from a $2.6 million loss for the three months ended June 30, 2004 to a $0.4 million profit for the three months ended June 30, 2005. On a per home heating oil gallon basis, the net loss from service improved by 4.0 cents per gallon from a loss of 3.4 cents per gallon of home heating oil for the three months ended June 30, 2004 to a net profit of 0.6 cents per gallon of home heating oil for the three months ended June 30, 2005.

Delivery and Branch Expenses

For the three months ended June 30, 2005, delivery and branch expenses decreased $4.3 million, or 8.3%, to $47.3 million, as compared to $51.6 million for the three months ended June 30, 2004. While delivery and branch expenses for the third quarter of fiscal 2005 did reflect an increase in wage and benefit expenses estimated to be approximately $1.1 million, these increases were offset by reductions due to the variable nature of certain expenses, lower marketing and selling expenses of $0.7 million, lower operating costs at the call center of $0.8 million, lower bad debt expense of $0.6 million as well as a reduction in the number of employees. The Partnership believes that the reduction in selling, call center and bad debt expenses are the result of the heating oil segment’s efforts to control operating costs. On a cents per gallon basis, delivery and branch expenses increased 4.9 cents per gallon, or 7.3%, from 67.0 cents per gallon for the three months ended June 30, 2004 to 71.9 cents per gallon for the three months ended June 30, 2005, as the improvement from the reduction in expenses detailed above was more than offset by wage and benefit increases, and the inability to reduce fixed expenses in direct proportion to the reduction in home heating oil volume of 14.5% during this non-heating season period.

Depreciation and Amortization

For the three months ended June 30, 2005, depreciation and amortization expenses declined by $0.4 million, or 4.4%, to $8.8 million, as compared to $9.2 million for the three months ended June 30, 2004 as certain assets which were not replaced became fully depreciated.

General and Administrative Expenses

For the three months ended June 30, 2005, general and administrative expenses increased by $4.2 million, or 115.4%, to $7.8 million, as compared to $3.6 million for the three months ended June 30, 2004. At the Partnership level, general and administrative expenses increased by $4.9 million from a negative expense of $0.4 million in the three months ended June 30, 2004, to $4.5 million in the three months ended June 30, 2005, due to a $2.3 million reduction in compensation expense associated with an adjustment to unit appreciation rights expense recorded during the three months ended June 30, 2004 which did not reoccur in the third quarter of fiscal 2005, $1.4 million in professional expense relating to compliance with Sarbanes-Oxley, and $0.6 million in additional expense for officers and directors insurance.

Operating Loss

For the three months ended June 30, 2005, the operating loss increased $0.6 million, to a loss of $23.4 million, as compared to a loss of $22.8 million for the three months ended June 30, 2004. This increase in the Partnership’s operating loss for the three months ended June 30, 2005 is the result of a decrease in product margins totaling $4.0 million offset in part by an increase in installation and service margins of $2.9 million. In addition, increases in general and administrative expenses totaling $4.2 million offset by decreases in delivery and branch expenses of $4.3 million and lower depreciation and amortization costs of $0.4 million, all of which are described above in greater detail, contributed to the increased operating loss of $0.6 million.

Interest Expense

For the three months ended June 30, 2005, interest expense decreased $1.3 million, or 12.7%, to $8.8 million, compared to $10.0 million for the three months ended June 30, 2004, as a reduction in total debt outstanding during the three months ended June 30, 2005, compared to the three months ended June 30, 2004 more than offset an increase in the weighted average interest rate. Total debt decreased, as a portion of the proceeds from the sale of the propane segment was used to repay debt at the heating oil segment.

Interest Income

For the three months ended June 30, 2005, interest income increased $0.4 million, or 44% to $1.5 million, as compared to $1.1 million for the three months ended June 30, 2004, due to higher invested cash balances.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2005, amortization of debt issuance costs decreased $0.1 million, or 17.3%, to $0.6 million, as compared to $0.8 million for the three months ended June 30, 2004.

Income Tax Benefit

In the first and second quarters of fiscal 2005, the Partnership recorded an estimated tax provision for continuing operations of $0.3 million and $0.7 million, respectively, for a total of $1.0 million. During the quarter ended June 30, 2005, the Partnership revised its estimated tax provision for continuing operations from $1.0 million to a $1.4 million estimated tax benefit. This tax benefit will be fully utilized against the income tax expense associated with the gain on the sale of the propane segment. As a result of this revised estimate, the Partnership recorded a $2.4 tax benefit in its third fiscal quarter ended June 30, 2005. This revised estimate is the result of the Partnership’s evaluation of the deductibility of certain current tax benefits attributed to losses resulting from the early extinguishment of debt that were incurred in the first quarter of fiscal 2005 in connection with the Partnership’s refinancing of its credit facilities and the sale of its propane segment.

Loss From Continuing Operations

For the three months ended June 30, 2005, loss from continuing operations decreased $3.6 million, to a loss of $28.9 million, as compared to a loss of $32.5 million for the three months ended June 30, 2004, as the reduction in operating income of $0.6 million was more than offset by lower interest expense of $1.3 million, higher interest income of $0.4 million and the lower income tax expense of $2.4 million.

Income (Loss) From Discontinued Operations

On March 31, 2004, the TG&E segment was sold and on December 17, 2004, the propane segment was sold. The historical results of these segments are reflected as discontinued operations. During the three months ended June 30, 2004, the TG&E segment generated a loss of $0.2 million and the propane segment generated a loss of $9.5 million. The total loss from discontinued operations for the three months ended June 30, 2004 was $9.7 million.

Loss on Sales of Discontinued Operations

During the three months ended June 30, 2005, the Partnership recorded $0.4 million representing additional income tax expenses associated with the sale of the propane segment. During the three months ended June 30, 2004, the Partnership recognized $0.2 million in additional costs for post-closing expenses in connection with the sale of the TG&E segment.

Net Loss

For the three months ended June 30, 2005, net loss decreased $13.2 million, to a loss of $29.3 million, as compared to a loss of $42.5 million for the three months ended June 30, 2004 due to a lower loss from continuing operations of $3.6 million, the reduction in the loss from discontinued operations of $9.7 million and the change in the loss on the sales of discontinued operations of $0.2 million.

Earnings from Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the three months ended June 30, 2005, the EBITDA loss increased by $1.1 million, to a loss of $14.7 million as compared to an EBITDA loss of $13.6 million for the three months ended June 30, 2004. This increase in the EBITDA loss was due to 14.5% lower home heating volume, the decrease of the unit appreciation rights benefit recorded in the three months ended June 30, 2004 of $2.3 million, an increase of $1.4 million in expenditures for compliance with Sarbanes-Oxley, $0.6 million of additional officers and directors insurance, partially offset by lower delivery and branch expenses of $4.3 million, higher product margins totaling $2.3 million and a reduction in the net service loss of $3.4 million. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. EBITDA for the Partnership is calculated for the three months ended June 30, 2004 and 2005 as follows:

(in thousands)	Three Months Ended June 30,
	2004	2005
Loss from continuing operations	$(32,545)	$(28,917)
Plus:
Income tax benefit	—	(2,400)
Amortization of debt issuance costs	753	623
Interest expense, net	8,986	7,246
Depreciation and amortization expense	9,174	8,773

EBITDA	$(13,632)	$(14,675)
Add/(subtract)
Income tax benefit	—	2,400
Interest expense, net	(8,986)	(7,246)
Unit compensation expense	37	—
Provision for losses on accounts receivable	2,650	1,824
Loss on sales of fixed assets, net	(66)	(78)
Goodwill impairment loss	—	—
Change in operating assets and liabilities	89,755	115,061

Net cash used in operating activities	$69,758	$97,286

Nine Months Ended June 30, 2005

Compared to Nine Months Ended June 30, 2004

Statements of Operations by Segment

	Nine Months Ended June 30,
(in thousands)	2004			2005
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales:
Product	$836,611		$836,611	$965,858		$965,858
Installations and service	140,569		140,569	142,921		142,921

Total sales	977,180		977,180	1,108,779		1,108,779
Cost and expenses:
Cost of product	532,659		532,659	703,448		703,448
Cost of installations and service	158,842		158,842	153,231		153,231
Delivery and branch expenses	184,243		184,243	183,408		183,408
Depreciation & amortization	28,213		28,213	26,916		26,916
General and administrative	11,830	$5,552	17,382	15,227	$21,366	36,593
Goodwill impairment charge				67,000		67,000

Operating income (loss)	61,393	(5,552)	55,841	(40,451)	(21,366)	(61,817)
Interest expense – net	20,843	6,280	27,123	18,208	7,549	25,757
Amortization of debt issuance costs	2,179	534	2,713	1,311	617	1,928
Loss on redemption of debt				24,192	17,890	42,082

Income (loss) from continuing operations before income taxes	38,371	(12,366)	26,005	(84,162)	(47,422)	(131,584)
Income tax expense (benefit)	1,000	—	1,000	1,000	(2,400)	(1,400)

Income (loss) from continuing operations	37,371	(12,366)	25,005	(85,162)	(45,022)	(130,184)
Income (loss) from discontinued operations before gains on sale of segments, net of income taxes	—	32,446	32,446		(4,552)	(4,552)
Gain (loss) on sale of discontinued operations, net of income taxes	—	(17)	(17)	757	155,003	155,760

Net income (loss)	$37,371	$20,063	$57,434	$(84,405)	$105,429	$21,024

Volume

For the nine months ended June 30, 2005, retail volume of home heating oil declined by 57.5 million gallons or 11.3% to 453.1 million gallons, compared to 510.6 million gallons for the nine months ended June 30, 2004. Volume of other petroleum products declined by 7.1 million gallons or 10.7% to 59.8 million gallons for the nine months ended June 30, 2005, as compared to 66.9 million gallons for the nine months ended June 30, 2004. An analysis of the change in the retail volume of home heating oil for the nine months ended June 30, 2004 which is based on management’s estimates, sampling and other mathematical calculations (as actual customer consumption patterns cannot be precisely determined), is found below:

(in millions of gallons)	Heating Oil Segment
Volume – Nine Months Ended June 30, 2004	510.6

Impact of colder temperatures	5.9
Impact of acquisitions	2.4
Net customer attrition	(34.1)
Conservation	(16.3)
Lower will call	(3.0)
Delivery scheduling	(4.6)
Other	(7.8)

Change	(57.5)

Volume – Nine months ended June 30, 2005	453.1

The Partnership believes that the 57.5 million gallon decline in home heating oil volume was due to net customer attrition, which occurred during the twelve months ended June 30, 2005, conservation, delivery scheduling, lower will call volume, and other factors partially offset by acquisitions. Total degree days in the heating oil segment’s geographic areas of operations were approximately 1.1% greater in the nine months ended June 30, 2005 than in the nine months ended June 30, 2004 and approximately 1.4% greater than normal, as reported by the NOAA. As previously discussed, the Partnership believes that the colder temperatures experienced during the quarter ended June 30, 2005 were not as impactful to volume as much as one would expect during the heating season. Due to the significant increase in the price per gallon of home heating oil, the Partnership believes that customers are using less home heating oil given similar temperatures. Indications based on internal studies suggest that the Partnership’s customers have reduced their consumption by approximately 3.5%. The Partnership cannot determine if conservation is a permanent or temporary phenomenon. The Partnership estimates that during the nine months ended June 30, 2005, home heating oil volume was reduced by 4.6 million gallons due to a delivery scheduling variance from the first fiscal quarter, as the heating oil segment attempted to deliver budgeted volume in the quarter ended September 30, 2004 that exceeded deliveries under historic patterns. As of June 30, 2005, approximately 7.5% of the Partnership’s home heating oil customer base consists of accounts that from time to time will call to schedule a delivery rather than receive a delivery on an automatic basis. This segment of the customer base has increased from approximately 6.8% of the customer base as of June 30, 2004. These accounts actively manage their consumption and are referred to as “will call” customers. The Partnership has experienced a decline in home heating oil volume sales of an estimated 3.0 million gallons as these will call customers are managing their consumption or are no longer customers. The Partnership believes that this decline may be due to increased volume management by these customers as well as losses of will call customers that have not formally terminated their relationship with the Partnership. The Partnership believes that home heating oil volume sold for the remainder of fiscal 2005 will be substantially less than the comparable period in fiscal 2004 due to customer attrition, conservation and other factors such as delivery scheduling, warmer temperatures and the impact of reduced volume from will call customers.

Product Sales

For the nine months ended June 30, 2005, product sales increased $129.2 million, or 15.4%, to $965.9 million, as compared to $836.6 million for the nine months ended June 30, 2004, as increases in selling prices more than offset a decline in product sales due to the lower home heating oil volume and other petroleum products sold. Selling prices during the nine months ended June 30, 2005 were higher due to the increase in wholesale supply costs. Average wholesale supply costs were $1.36 per gallon for the nine months ended June 30 , 2005, as compared to $0.91 per gallon for the nine months ended June 30, 2004.

Installation, Service and Other Sales

For the nine months ended June 30, 2005, installation, service and other sales increased $2.3 million, or 1.7%, to $142.9 million compared to $140.6 million for the nine months ended June 30, 2004, as a decline in installation and other sales of $3.0 million was offset by an increase in service revenues of $5.3 million. Over the last several years, the heating oil segment has taken measures, such as modifying service plans, to increase service revenue.

Cost of Product

For the nine months ended June 30, 2005, cost of product increased $170.8 million, or 32.1%, to $703.4 million, compared to $532.7 million for the nine months ended June 30, 2004. This is the result of an increase in the heating oil segment’s average wholesale product cost of $0.45 per gallon, or 49%, to an average of $1.36 per gallon for the nine months ended June 30, 2005, from an average of $0.91 per gallon for the nine months ended June 30, 2004. On June 30, 2005, the wholesale cost of home heating oil was $1.62 per gallon, which represents a 60% increase over the wholesale heating oil price per gallon of $1.01 on June 30, 2004, as measured by the closing price on the New York Mercantile Exchange. In an effort to reduce net customer attrition, the heating oil segment delayed increasing its selling price to customers whose price plan agreements expired during the July to September 2004 time period. This decision negatively impacted gross profit by an estimated $2.8 million for the nine months ended June 30, 2005, primarily during the first fiscal quarter.

For the nine months ended June 30, 2005, cost of product at the heating oil segment was adversely impacted by $3.4 million due to a delay in hedging the price of product for certain residential protected price customers due to cash constraints under the heating oil segment’s previous credit agreement. Cost of product was also adversely impacted by $1.6 million associated with not hedging the price of product for certain residential price protected customers that were incorrectly coded by the heating oil segment as variable customers. This coding error was corrected in December 2004. Home heating oil per gallon margins for the nine months ended June 30, 2005 declined $7.3 million, or 1.6 cents per gallon, compared to the nine months ended June 30, 2004 due to an increase in the percentage of volume sold to lower margin residential price protected customers, the delay in increasing the selling price to customers whose price plans expired during the July to September 2004 time period and the aforementioned hedging issues concerning price protected customers. For the nine months ended June 30, 2005, the increase in product cost exceeded the increase in product sales by $41.5 million compared to the nine months ended June 30, 2004. This change of $41.5 million was due to the decline in home heating oil volume ($34.2 million) and lower home heating oil per gallon margins ($7.3 million).

As previously described, the home heating oil segment’s customer base is comprised of three types of customers, residential variable, residential protected price and commercial/industrial. The selling price for a residential variable customer generally has the highest per gallon gross profit margin. In an effort to retain existing customers and attract new customers, the heating oil segment has offered and currently is offering discounts that negatively impact the average per gallon gross profit margins. Currently, these discounts are being offered to residential variable and price protected customers. Over time, the heating oil segment will try to reduce these discounts and increase the per gallon gross profit margin. If the heating oil segment is not successful in reducing these discounts, per gallon gross profit margins may further decline. Due to the greater price sensitivity of residential protected price customers, the per gallon margins realized from that customer segment generally are less than variable priced residential customers. Commercial/industrial customers are characterized as large volume users and contribute the lowest per gallon margin.

A number of residential consumers have migrated to price protection plans. At the heating oil segment, the percentage of home heating oil volume sold to residential protected price customers increased to approximately 49% of total home heating oil volume sales for the nine months ended June 30, 2005, as compared to 44% for the nine months ended June 30, 2004. Accordingly, the percentage of home heating oil volume sold to residential variable customers decreased to approximately 36% for the nine months ended June 30, 2005, as compared to 41% for the nine months ended June 30, 2004. For the nine months ended June 30, 2005, sales to commercial/industrial customers represented approximately 16% of total home heating oil volume sales, unchanged from the nine months ended June 30, 2004. Rising energy costs have increased consumer interest in price protection. If wholesale supply costs remain volatile and/or at historically high levels, per gallon profit margins and results could continue to be adversely impacted.

Cost of Installations and Service

For the nine months ended June 30, 2005, costs of installations and service decreased $5.6 million, or 3.5%, to $153.2 million, as compared to $158.8 million for the nine months ended June 30, 2004. This reduction was due to a lower level of variable installation costs of $2.1 million attributable to the lower level of installation sales and a $3.5 million decline in service expenses. Service expenses decreased due to a contraction in costs resulting from servicing a smaller customer base, warmer temperatures during the peak heating season, which reduced the frequency of service calls, and an improvement in the scheduling of preventative maintenance service calls which lowered overtime hours. The loss realized from service (including installations) improved by $8.0 million from a $18.3 million loss for the nine months ended June 30, 2004 to a $10.3 million loss for the nine months ended June 30, 2005. When measured on a per gallon of home heating oil sold basis, the loss from service improved by 1.3 cents per gallon from 3.6 cents per gallon for the nine months ended June 30, 2004 to 2.3 cents for the nine months ended June 30, 2005.

Delivery and Branch Expenses

For the nine months ended June 30, 2005, delivery and branch expenses decreased $0.8 million, or 0.5%, to $183.4 million, as compared to $184.2 million for the nine months ended June 30, 2004. The increase in wholesale cost of home heating oil, which led to an increase in product sales of $129.2 million, impacted bad debt expense, credit processing fees and collection expenses primarily due to the increase in sales dollars. Delivery costs were also high due to the rise in vehicle fuel costs. In total, delivery and branch expenses increased by $2.2 million due to the increase in wholesale product and fuel costs. The Partnership estimates that delivery and branch expenses also increased by $5.5 million due to wage and benefit increases. These delivery and branch expense increases were offset by a reduction in operating costs due to the variable nature of certain delivery and operating expenses such as vehicle operating costs, which decreased with lower volume. On a cents per gallon basis, operating costs increased 4.4 cents per gallon, or 12.2%, from 36.1 cents per gallon for the nine months ended June 30, 2004 to 40.5 cents per gallon for the nine months ended June 30, 2005. The 4.4 cent per gallon increase was due to higher bad debt and collection expenses, wage and benefit increases, and the inability to reduce certain fixed expenses commensurate with a reduction in home heating oil volume of 11.3%

Depreciation and Amortization

For the nine months ended June 30, 2005, depreciation and amortization expenses declined by $1.3 million, or 4.6%, to $26.9 million, as compared to $28.2 million for the nine months ended June 30, 2004 as certain assets which were not replaced became fully depreciated.

General and Administrative Expenses

For the nine months ended June 30, 2005, general and administrative expenses increased by $19.2 million, or 110.5%, to $36.6 million, compared to $17.4 million for the nine months ended June 30, 2004. At the Partnership level, general and administrative expenses increased by $15.8 million from $5.5 million in the nine months ended June 30, 2004, to $21.4 million in the nine months ended June 30, 2005, as a $2.2 million reduction in compensation expense associated with unit appreciation rights was offset by $7.5 million in bridge financing fees, $3.2 million of legal expenses incurred relating to defending several purported class action lawsuits, legal and professional fees associated with exploring several refinancing alternatives and legal expense attributable to inquiries from regulatory agencies, an increase in officers and directors insurance of $0.5 million, $2.9 million in expenses for compliance with Sarbanes-Oxley, and $3.1 million in expense relating to a separation agreement entered into with the former CEO of the Partnership. The separation agreement, which was fully accrued during the period, will be paid over an extended period of time. At the heating oil segment, general and administrative expenses increased by $3.4 million, or 28.7%, to $15.2 million for the nine months ended June 30, 2005, compared to $11.8 million for the nine months ended June 30, 2004. This increase was due primarily to $3.4 million of expenses and fees associated with certain bank amendments and waivers obtained during the first fiscal quarter of 2005.

Goodwill Impairment Charge

During the second fiscal quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included our determination in February 2005 of significantly lower than expected operating results for the heating oil segment for the fiscal year and a significant decline in the Partnership’s per unit price. As a result of these triggering events and circumstances, the Partnership completed an interim SFAS 142 impairment review with the assistance of a third party valuation firm as of February 28, 2005. This review resulted in a non-cash goodwill impairment charge of approximately $67.0 million, which reduced the carrying amount of goodwill of the heating oil segment.

Operating Income (Loss)

For the nine months ended June 30, 2005, operating income decreased $117.6 million to a loss of $61.8 million, compared to $55.8 million in operating income for the nine months ended June 30, 2004. The decrease in the Partnership’s operating income for the nine months ended June 30, 2005 is the result of a decrease in product margins totaling $41.5 million, offset in part by an increase in installation and service margins of $8.0 million. In addition, increases in general and administrative expense totaling $19.2 million offset in part by decreases in branch and delivery expenses of $0.8 million and depreciation and amortization expenses of $1.3 million, all of which are described in greater detail above contributed to the decrease in operating income. The Partnership also incurred a $67.0 million non-cash goodwill impairment charge during the nine months ended June 30, 2005.

Interest Expense

For the nine months ended June 30, 2005, interest expense decreased $1.1 million, or 3.6%, to $28.7 million, compared to $29.8 million for the nine months ended June 30, 2004. This change was due to an increase in the Partnership’s weighted average interest rate during the nine months ended June 30, which was offset in part by the effect of a lower level of total debt outstanding. Total debt outstanding declined as a portion of the proceeds from the propane sale were used in part to repay debt at the heating oil segment. Average working capital borrowings were higher due principally to the increase in wholesale product cost.

Interest Income

For the nine months ended June 30, 2005, interest income increased by $0.3 million, or 10.9%, to $3.0 million, as compared to $2.7 million for the nine months ended June 30, 2004 due to higher average cash balances invested.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2005, amortization of debt issuance costs decreased $0.8 million, or 28.9%, to $1.9 million, compared to $2.7 million for the nine months ended June 30, 2004.

Loss on Redemption of Debt

During the first fiscal quarter of 2005, the Partnership recorded a loss of $42.1 million on the early redemption of certain notes at the heating oil and propane segments. The loss consists of cash premiums paid of $37.0 million for early redemption, the write-off of previously capitalized net deferred financing costs of $6.1 million and legal expenses of $0.7 million, reduced in part by the realization of a $1.7 million basis adjustment to the carrying value of long-term debt.

Income Tax Expense (Benefit)

In the first and second quarters of fiscal 2005, the Partnership recorded an estimated tax provision of $0.3 million and $0.7 million, respectively, for a total of $1.0 million. During the quarter ended June 30, 2005, the Partnership revised its estimated tax provision from $1.0 million to a $1.4 million estimated tax benefit. This tax benefit will be fully utilized against the income tax expense associated with the gain on the sale of the propane segment. As a result of this revised estimate, the Partnership recorded a $2.4 million tax benefit in its third fiscal quarter ended June 30, 2005. This revised estimate is the result of our evaluation of the deductibility of certain current tax benefits attributed to losses resulting from the early extinguishment of debt that were incurred in the first quarter of fiscal 2005 in connection with the Partnership’s refinancing of its credit facilities and the sale of its propane segment.

Income (Loss) From Continuing Operations

For the nine months ended June 30, 2005, income (loss) from continuing operations decreased $155.2 million, to a loss of $130.2 million, compared to income of $25.0 million for the nine months ended June 30, 2004 as the decline in operating income of $117.6 million and the loss on the redemption of debt of $42.1 million were reduced by lower interest expense of $1.1 million, higher interest income of $0.3 million and an increase in income tax benefit of $2.4 million.

Income (Loss) From Discontinued Operations

For the nine months ended June 30, 2005, income from discontinued operations decreased $37.0 million. Income from the discontinued propane segment, which was sold on December 17, 2004, generated $31.4 million in net income for the nine months ended June 30, 2004 and a net loss of $4.6 million for the nine months ended June 30, 2005. The discontinued TG&E segment was sold on March 31, 2004 and generated net income of $1.0 million for the nine months ended June 30, 2004.

Gain on Sales of Discontinued Operations

During the nine months ended June 30, 2005, the purchase price for the TG&E segment was finalized and a positive adjustment of $0.8 million was recorded. In addition, during the nine months ended June 30, 2005, the Partnership recorded a gain for the sale of the propane segment totaling $155.0 million, which is net of income taxes of $3.4 million.

Net Income

For the nine months ended June 30, 2005, net income decreased $36.4 million to $21.0 million, as compared to $57.4 million in net income for the nine months ended June 30, 2004, as the decline in operating income (loss) from continuing operations of $155.2 million, and the reduction in income from discontinued operations of $37.0 million was partially offset by the gain on the sale of the propane segment and TG&E segment of $155.8 million.

Earnings from Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the nine months ended June 30, 2005, EBITDA declined $161.0 million to a loss of $77.0 million for the nine months ended June 30, 2005, as compared to positive EBITDA of $84.1 million for the nine months ended June 30, 2004. This decrease was due to a non-cash goodwill impairment charge of $67.0 million, the recording of a $42.1 million loss on the redemption of debt, lower sales volume resulting from net customer attrition, conservation and other factors, bridge facility, bank amendment fees and legal fees totaling $14.2 million, lower product margins totaling $7.3 million, $3.1 million in compensation expense relating to a severance agreement entered into with a former executive of the Partnerships, $2.9 million for compliance with Sarbanes-Oxley and higher operating expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership’s ability to make the Minimum Quarterly Distribution. EBITDA for the Partnership is calculated for the nine months ended June 30, 2004 and 2005 as follows:

(in thousands)	Nine Months Ended June 30,
	2004	2005
Income (loss) from continuing operations	$25,005	$(130,184)
Plus:
Income tax expense (benefit)	1,000	(1,400)
Amortization of debt issuance costs	2,713	1,928
Interest expense, net	27,123	25,757
Depreciation and amortization expense	28,213	26,916

EBITDA	$84,054	$(76,983)
Add/(subtract)
Income tax (expense) benefit	(1,000)	1,400
Interest expense, net	(27,123)	(25,757)
Unit compensation expense	121	18
Provision for losses on accounts receivable	5,867	6,231
Loss on redemption of debt	—	42,082
Gain on sales of fixed assets, net	(196)	(20)
Goodwill impairment charge	—	67,000
Change in operating assets and liabilities	(63,141)	(94,498)

Net cash used in operating activities	$(1,418)	$(80,527	)(a)

(a)	Includes expenses of $42.1 million related to early debt redemption and a non-cash goodwill impairment charge of $67.0 million.

Liquidity and Capital Resources

The ability of the Partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high customer attrition, conservation and other factors, most of which are beyond its control. See Risk Factors. Further capital requirements of the Partnership, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at June 30, 2005 or a combination thereof. To the extent future capital requirements exceed cash flows from operating activities, the Partnership anticipates that working capital will be financed by the Partnership’s revolving credit facility as discussed below and repaid from subsequent seasonal reductions in inventory and accounts receivable. In addition, the Partnership may use the proceeds from the sale of the propane segment for any purpose permitted by its debt instruments. The Partnership is in the process of evaluating its near-term and longer-term liquidity position and capital structure. The Partnership has engaged Jefferies & Company, Inc. and Alvarez & Marsal, LLC as financial advisors to assist the Partnership with this process.

Operating Activities

For the nine months ended June 30, 2005, net cash used in operating activities was $80.5 million or $79.1 million greater than net cash used in operating activities of $1.4 million for the nine months ended June 30, 2004 due to the following factors: at June 30, 2005, accounts receivable was $126.0 million and represented an increase of $14.2 million over the balance at June 30, 2004 of $111.8 million. This increase was primarily due to higher sales for the month of June 2005 ($54.6 million) as compared to June 30, 2004 ($39.1 million). Operating activities were also adversely impacted by the loss of trade credit. Prior to October 18, 2004, the Partnership was able to purchase a portion of its home heating oil under terms extended by suppliers, which averaged approximately 2 to 3 days. Currently, heating oil suppliers are not extending trade credit to the heating oil segment and the heating oil segment must prepay for its supply. The decline in operating income of $117.6 million described elsewhere in this report (which included a non-cash impairment charge of $67.0 million and approximately $17 million in costs associated with legal and professional fees in connection with class action lawsuits, compliance with Sarbanes-Oxley, bank refinancing and bank fees) contributed to the decline in cash from operating activities.

Investing Activities

During the nine months ended June 30, 2005, the Partnership completed the sale of the propane segment. The net proceeds, after deducting expenses, were approximately $466.4 million. During the nine months ended June 30, 2005, the heating oil segment spent $1.8 million for capital expenditures and received proceeds from the sale of certain assets of $3.3 million and $0.8 million from the TG&E sale. As a result, cash flow provided by investing activities was $468.7 million. For the nine months ended June 30, 2004, cash flows provided by investing activities were $7.8 million as the heating oil segment received $0.6 million from the sale of certain assets, spent $2.8 million for capital expenditures, completed acquisitions totaling $2.8 million and received $12.8 million in cash from the sale of the TG&E segment.

Financing Activities

Cash flows used in financing activities were $281.6 million for the nine months ended June 30, 2005. During this period, $292.2 million of cash was provided from borrowings under the heating oil segment’s new revolving credit facility ($181.2 million) and previous credit agreement ($111.0 million), which were used to repay $119.0 million borrowed under the heating oil segment’s previous credit agreement and $149.6 million borrowed under the new credit facility. Also during the nine months ended June 30, 2005, the Partnership repaid $259.5 million in long-term debt, paid $37.7 million in debt prepayment premiums and expenses and paid $8.0 million in fees and expenses related to refinancing the heating oil segment’s new bank credit facilities.

As a result of the above activity and $11.4 million of cash used by discontinued operations, cash increased by $95.2 million, to $99.9 million as of June 30, 2005.

Financing and Sources of Liquidity

The Partnership had $268.4 million of debt outstanding as of June 30, 2005 (excluding working capital borrowings of $31.6 million). The following summarizes the Partnership’s long-term debt maturities occurring over the next five years as of June 30, 2005:

	(in millions)
2005	$94.0	*
2006	$0.1
2007	$—
2008	$—
2009	$—
Thereafter	$174.3

*	The Partnership has reclassified $93.2 million of notes from long-term debt to current maturities of long-term debt, which is the amount of Net Proceeds in excess of $10 million not yet applied towards a Permitted Use, from the sale of the propane segment that was available as of June 30,2005.

On December 17, 2004, the Partnership’s heating oil segment entered into a $260 million asset based revolving credit facility with a group of lenders led by JP Morgan Chase Bank. The revolving credit facility provides the heating oil segment with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $75 million in letters of credit. Obligations under the revolving credit facility are secured by liens on substantially all of the assets of the heating oil segment, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, the heating oil segment must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of June 30, 2005, availability was $58.1 million and the fixed charge coverage ratio (as defined in the credit agreement) was 0.51 to 1.0.

As of June 30, 2005 the Partnership’s total liquidity resources including proceeds from the sale of the propane segment, were thus $133.0 million. Total liquidity resources reflect the Partnership’s availability of $58.1 million, less minimum availability of $25.0 million, plus cash of $99.9 million, subject to the requirements of the indenture for the MLP Notes. The Partnership expects its total liquidity resources to decline through the second quarter of fiscal 2006 as it funds working capital requirements for the heating oil season. As the Partnership has indicated, the Partnership is in the process of evaluating its near-term and longer-term liquidity position and capital structure. The Partnership has engaged Jefferies & Company, Inc. and Alvarez and Marsal, LLC as financial advisors to assist the Partnership with this process.

Availability under the Partnership’s revolving credit facility could be significantly impacted by the heating oil segment’s hedging strategy. The heating oil segment enters into various hedging arrangements to manage the majority of its exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to its protected price customers. Forward purchase contracts are marked to market on a daily basis and require an initial cash margin deposit and potentially require a daily adjustment to such cash deposit (maintenance margin). For example, a 10 cent per gallon decline in the market value of these hedged instruments would create an additional cash margin requirement of approximately $20.0 million, (while a 10 cent per gallon increase in market value would provide $20.0 million in available margin), assuming 200 million gallons, which approximates the anticipated volume to be hedged under the program for fiscal 2006. In this example, availability in the short-term is reduced, as the Partnership funds the margin call. This availability reduction should be temporary, as the heating oil segment should be able to purchase product at a later date for 10 cents a gallon less than the anticipated strike price when the agreement with the price protected customer was entered into. In addition, a spike in wholesale heating oil prices could also reduce availability, as the Partnership must finance a portion of its inventory and accounts receivable with internally generated cash as the net advance for eligible accounts receivable and inventory under the revolving credit facility is approximately 80%. In addition, due to the Partnership’s current credit position, the Partnership’s ability to execute certain hedging strategies has been curtailed.

As of June 30, 2005, the Partnership had accounts receivable of $126.0 million, which represents an increase of $14.2 million when compared to the balance as of June 30, 2004 of $111.8 million. This increase is due to an increase in the per gallon selling price of home heating oil and principally relates to sales less than 60 days old. The Partnership’s ability to collect these receivables over the upcoming months will also impact availability, as the borrowing base, which is used to measure availability, does not include accounts receivable over 60 days past due. At both June 30, 2005 and June 30, 2004, accounts receivable over 60 days past due were approximately $21.2 million. In addition, a component of accounts receivable at June 30, 2005 are amounts due from customers under a budget payment plan, which permits a customer to pay their annual consumption ratably over the year. As of June 30, 2005, the aggregate amount due from budget customers whose billings exceeded their payments was $39.4 million, as compared to $30.5 million at June 30, 2004. This increase of $8.9 million is primarily due to the increase in the per gallon selling price of home heating oil of which $5.5 million is less than 60 days old.

Prior to October 18, 2004, the heating oil segment generally was able to obtain trade credit from home heating oil suppliers of two to three business days. Since October 18, 2004, the heating oil segment must now prepay for its heating oil supply by at least two days. The loss of trade credit has reduced availability. Availability is also impacted by outstanding letters of credit. As of June 30, 2005, the heating oil segment had issued $48.3 million in letters of credit primarily for current and future insurance reserves. The Partnership anticipates that it will be required to issue additional letters of credit in connection with its insurance renewal for fiscal 2006.

For the majority of a fiscal year, the amount of cash received from customers with a budget payment plan is greater than actual billings. This amount is reflected on the balance sheet under the caption “customer credit balances.” At June 30, 2005, customer credit balances aggregated $25.4 million. Generally, customer credit balances are at their low point after the end of the heating season and peak prior to the beginning of the heating season. At September 30, 2004, before the most recent heating season, customer credit balances were $53.9 million. During the non-heating season, cash is provided from customer credit balances and funds operating activities. If net receipts from budget customers are reduced, availability in the non-heating season will be reduced as the heating oil segment would have to borrow under the revolving credit facility to fund operations.

In December 2004, the Partnership completed the sale of its propane segment. Pursuant to the terms of the indenture relating to the MLP Notes, the Partnership is obligated, within 360 days of the sale, to apply the Net Proceeds to a Permitted Use. To the extent there are any Excess Proceeds, the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. The Partnership cannot predict at this time the size of an offer, if any, to purchase MLP Notes and whether or to what extent holders of MLP Notes will accept the offer to purchase if an offer is made.

After repayment of certain debt and transaction expenses and estimated taxes to be paid of $1.0 million, the Net Proceeds from the propane segment sale were approximately $156.3 million. As of June 30, 2005, the heating oil segment had utilized $53.1 million of such Net Proceeds to invest in working capital assets, purchase capital assets and repay long-term debt, which reduced the amount of Net Proceeds in excess of $10 million not applied toward a permitted use to $93.2 million as of June 30, 2005. The Partnership expects it may utilize all or a portion of the remaining Net Proceeds not applied toward a Permitted Use to invest in working capital assets. As of June 30, 2005, the Partnership had cash balances of $99.9 million.

For the remainder of fiscal 2005, the Partnership anticipates paying interest of $14.0 million and anticipates maintenance capital expenditures of $0.8 million. Long-term debt repayments for the remainder of fiscal 2005 are $0.1 million, excluding any repayments resulting from any required offer to repay the MLP Notes discussed above.

In general, the Partnership distributes to its partners on a quarterly basis, all of its Available Case in the manner described in Note 5 (Quarterly Distribution of Available Cash) of the Partnership’s Annual Report on Form 10-K. Available Cash is defined for any of the Partnership’s fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters, in some circumstances. On October 18, 2004, the Partnership announced that it would not pay a distribution on the common units. The Partnership had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future. While the Partnership hopes to position itself to pay some regular distribution on its common units in future years, of which there can be no assurance, it is considerably less likely that regular distributions will ever resume on the senior subordinated units because of their subordination terms.

Before August 2006, the heating oil segment must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. The Partnership currently estimates that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures are estimated to be approximately $3.0 million, excluding the capital requirements for environmental compliance.

Income Tax Matters

In November 2004, the Partnership experienced a technical termination in accordance with IRC Section 708(b)(1)(B) due to the fact that greater than 50% of the Partnership units were sold or exchanged during the 12 months ended November 30, 2004. As a result of this technical termination, depreciable assets of the Partnership begin a new depreciable life with the new basis being equal to the remaining basis of the previous Partnership. The Partnership does not anticipate that this technical termination will have a significant impact on its operating results. In addition, the Partnership completed its evaluation required under IRC Section 382 during the quarter ended June 30, 2005 and determined that an ownership change in accordance with IRC Section 382 has not occurred and as such, as of June 30, 2005, the Partnership’s ability to utilize its net operating loss or NOL carryforwards has not been impaired as a result of the technical termination in November 2004. The Partnership has provided a full valuation allowance against its deferred tax asset pertaining to its NOL carryforwards as the Partnership believes it is more likely than not that the current deferred tax assets will not be realized.

Risk Factors

An investment in the Partnership involves a high degree of risk. Security holders and Investors should carefully review the following risk factors concerning the Partnership.

The continuation of high wholesale energy costs may adversely affect the Partnership’s liquidity.

Under its revolving credit facility, the heating oil segment may borrow up to $260 million (subject to borrowing base limitations and coverage ratio) for working capital purposes subject to maintaining availability (as defined in the credit agreement) of $25 million or a fixed charge coverage ratio of not less than 1.1 to 1.0.

Recent dynamics of the heating oil industry and the heating oil segment’s business, in particular, have impacted working capital requirements, principally as follows:

•	High selling prices require additional borrowing to finance accounts receivable; however, the heating oil segment may borrow only approximately 80% against accounts receivable.

•	At present, suppliers are not providing credit terms to the heating oil segment, requiring it to pay in advance for product. Historically, the heating oil segment has enjoyed, on average, two to three-day credit terms providing additional credit support during the heating season.

•	Due to the Partnership’s current credit position, the heating oil segment’s ability to execute certain hedging strategies has been curtailed, which the Partnership anticipates will require that the heating oil segment purchase a greater proportion of forward purchase contracts to meet its hedging strategy than it has in the past. These contracts require an initial margin at the time of purchase and the heating oil segment is required to fund maintenance margins based on daily market adjustments should the market price of home heating oil decrease. The payment of these margins, if required, that may be well in advance of settlement, will have an adverse impact on liquidity.

•	In addition to the foregoing, there is a risk that accounts receivable collection experience may not equal that of prior periods since customers are owing larger amounts which are outstanding for longer periods of time.

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

In fiscal 2004, the Partnership’s heating oil segment had liquidity issues relating to the heating oil segment’s inability to comply with the borrowing conditions under its former credit agreement that raised questions concerning the Partnership’s ability to continue as a going concern. The report of the Partnership’s independent registered public accounting firm on the Partnership’s consolidated financial statements for the fiscal year ended September 30, 2004, and for the three years ended September 30, 2004, included an explanatory paragraph with respect to these liquidity issues. The Partnership believes that the refinancing of the heating oil segment’s indebtedness, which occurred as of December 17, 2004 in connection with the closing of the heating oil segment’s new asset-based revolving credit facility and the sale of the Partnership’s propane segment, satisfactorily addressed the liquidity issues that the Partnership experienced in 2004. However, as discussed below, there can be no assurance that the Partnership will not experience liquidity issues in the future.

The sale of the propane segment may adversely affect the Partnership’s future operating results.

On December 17, 2004, the Partnership completed the sale of its propane segment for a purchase price of approximately $481.3 million. For the fiscal year ended September 30, 2004, the propane segment generated $349 million in sales and $29 million of operating income. For more information on the results of operations of the propane segment, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The loss of the propane segment’s operating income could adversely affect the Partnership’s future operating results.

The Partnership’s substantial debt and other financial obligations could impair its financial condition and its ability to fulfill its debt obligations.

The Partnership had total debt of approximately $268.4 million as of June 30, 2005 (not including working capital borrowings of $31.6 million). The Partnership’s substantial indebtedness and other financial obligations could:

•	impair its ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes;

•	result in higher interest expense in the event of increases in interest rates since some of its debt is, and will continue to be, at variable rates of interest;

•	have a material adverse effect on it if the Partnership fails to comply with financial and affirmative and restrictive covenants in its debt agreements and an event of default occurs as a result of a failure that is not cured or waived;

•	require it to dedicate a substantial portion of its cash flow for interest payments on its indebtedness and other financial obligations, thereby reducing the availability of its cash flow to fund working capital and capital expenditures;

•	limit its flexibility in planning for, or reacting to, changes in its business and the industry in which the Partnership operates; and

•	place it at a competitive disadvantage compared to those of its competitors that have proportionately less debt.

If the Partnership is unable to meet its debt service obligations and other financial obligations, it could be forced to restructure or refinance its indebtedness and other financial transactions, seek additional equity capital or sell its assets. The Partnership may then be unable to obtain such financing or capital or sell its assets on satisfactory terms, if at all.

If the Partnership’s use of the net proceeds from the sale of the propane segment does not comply with the terms of the Indenture for the MLP Notes, the Partnership may be subject to liability to the noteholders, which could have a material adverse effect on the Partnership.

In December 2004, the Partnership completed the sale of its propane segment. Pursuant to the terms of the indenture relating to the MLP Notes, the Partnership is obligated, within 360 days of the sale, to apply the Net Proceeds to a Permitted Use. To the extent there are any Excess Proceeds, the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. The Partnership cannot predict at this time the size of an offer, if any, to purchase MLP Notes and whether or to what extent holders of MLP Notes will accept the offer to purchase if an offer is made.

After payment of certain debt and transaction expenses, the Net Proceeds from the propane segment sale were approximately $156.3 million. As of June 30, 2005, the heating oil segment had utilized $53.1 million of such Net Proceeds to invest in working capital assets, purchase capital assets and repay long-term debt, which reduced the amount of Net Proceeds in excess of $10 million not applied toward a Permitted Use to $93.2 million as of June 30, 2005. The Partnership expects it may utilize all or a portion of the remaining Net Proceeds to invest in working capital assets.

The Partnership understands, based on informal communications, that certain noteholders may take the position that the use of Net Proceeds to invest in working capital assets is not a Permitted Use under the indenture. Based on the advice of counsel, the Partnership disagrees with this position. However, the Partnership could be subject to liability if a claim were brought and the Partnership were unsuccessful in defending its position, which could have a material adverse effect on the liquidity of the Partnership.

Since weather conditions may adversely affect the demand for home heating oil, the Partnership’s financial condition is vulnerable to warm winters.

Weather conditions have a significant impact on the demand for home heating oil because the Partnership’s customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact the Partnership’s operating results and financial condition. During the peak heating season of October through March, sales of home heating oil historically have represented approximately 75% to 80% of the Partnership’s annual home heating oil volume. Actual weather conditions can vary substantially from year to year, significantly affecting the Partnership’s financial performance. Furthermore, warmer than normal temperatures in one or more regions in which the Partnership operates can significantly decrease the total volume the Partnership sells and the gross profit realized on those sales and, consequently, the Partnership’s results of operations. For example, in fiscal 2000 and especially fiscal 2002, temperatures were significantly warmer than normal for the areas in which the Partnership sells home heating oil, which adversely affected the amount of EBITDA that it generated during these periods. In fiscal 2002, temperatures in the Partnership’s areas of operation were an average of 18.4% warmer than in fiscal 2001 and 18.0% warmer than normal. The Partnership has purchased weather insurance to help minimize the adverse effect of weather volatility on its cash flows, of which there can be no assurance.

The Partnership’s operating results will be adversely affected if the heating oil segment experiences significant customer losses that are not offset or reduced by customer gains.

The heating oil segment’s net attrition rate of home heating oil customers for fiscal 2002, 2003 and 2004 was approximately 4.2%, 1.3% and 6.3%, respectively. This rate represents the net of its annual customer loss rate after customer gains. For fiscal 2002, 2003 and 2004, gross customer losses were 15.6%, 15.9% and 19.4%, respectively. For fiscal 2002, 2003 and 2004, gross customer gains were 11.4%, 14.6% and 13.2%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer during the first year because of the expenses that must be incurred by the Partnership to acquire a new customer and the higher attrition rate associated with new customers. Customer losses are the result of various factors, including:

•	customer relocations;

•	supplier changes based primarily on price competition, particularly during periods of high energy costs and quality of service issues, including those related to the heating oil segment’s centralized call center and service dispatch;

•	natural gas conversions; and

•	credit problems.

The continuing unprecedented rise and volatility in the price of heating oil has intensified price competition, which has adversely impacted the heating oil segment’s margins and added to the heating oil segment’s difficulties in reducing customer attrition. The heating oil segment believes its attrition rate has risen not only because of increased price competition related to the rise in oil prices but also because of operational problems. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service and, as part of that effort, centralized its heating equipment service dispatch and engaged a centralized call center to fulfill its telephone requirements for a majority of its home heating oil customers. The Partnership experienced difficulties in advancing this initiative during fiscal 2004, which adversely impacted the customer base and the Partnership’s costs. In fiscal 2004, the customer experience was below the level associated with other premium service providers and below the level of service provided by the heating oil segment in prior years.

The Partnership believes that it has identified the problems associated with the home heating oil segment’s centralization efforts and is taking steps to address these issues. The Partnership expects that high net attrition rates may continue through fiscal 2005 and perhaps beyond. The Partnership notes that even to the extent the rate of attrition can be halted, attrition from prior fiscal years will adversely impact net income in the future.

The heating oil segment has continued to lose accounts during fiscal 2005. For the nine months ended June 30, 2005, the heating oil segment lost approximately 19,300 accounts (net), or 3.9% of its heating oil customer base, as compared to the nine months ended June 30, 2004 (a period after the implementation of the initiative, but prior to the unprecedented rise in wholesale prices), in which the heating oil segment lost approximately 22,200 accounts (net), or 4.3% of its heating oil customer base, and as compared to the nine months ended June 30, 2003 (a period prior to the implementation of the initiative and the unprecedented rise in wholesale prices) in which the heating oil segment gained 6,100 accounts (net), or 1.3% of its heating oil customer base.

For the three months ended June 30, 2005, the heating oil segment lost approximately 7,400 accounts (net) or 1.5% of its home heating oil customer base, as compared to the three months ended June 30, 2004 in which the heating oil segment lost 10,300 accounts (net) or 2.0% of its home heating oil customer base. In January 2005, the heating oil segment lost 3,200 accounts (net) which represents an increase of 2,500 accounts (net) as compared to the net loss in January 2004 of 700 accounts (net). From February 1, 2005 through June 30, 2005, the heating oil segment has reduced its net customer loss as compared to the prior year’s comparable period by approximately 2,900 accounts.

The Partnership believes that net customer attrition for the nine months ended June 30, 2005 resulted from (i) a combination of the premium service/premium price strategy of the heating oil segment during a period when customer price sensitivity increased with high energy prices; (ii) the lag effect of net customer attrition related to service and delivery problems from prior fiscal years; (iii) transitional issues relating to our customer care center; and (iv) tightened credit standards.

The heating oil segment may not be able to achieve net gains of customers and may continue to experience net customer attrition in the future.

Sudden and sharp oil price increases that cannot be passed on to customers may adversely affect the Partnership’s operating results.

The retail home heating oil industry is a “margin-based” business in which gross profits depend on the excess of retail sales prices over supply costs. Consequently, the Partnership’s profitability is sensitive to changes in the wholesale price of home heating oil caused by changes in supply or other market conditions. These factors are beyond the Partnership’s control and thus, when there are sudden and sharp increases in the wholesale cost of home heating oil, the Partnership may not be able to pass on these increases to its customers through retail sales prices. As of September 30, 2004, the wholesale cost of home heating oil, as measured by the closing price of the New York Mercantile Exchange, had increased by 38% to $1.39 per gallon from $1.01 per gallon as of June 30, 2004. This represents a 78% increase over the heating oil price per gallon of $0.78 per gallon on September 30, 2003. During the three months ending December 31, 2004, per gallon heating oil prices subsequently increased to a high of $1.59 per gallon on October 22, 2004, before retreating to $1.23 per gallon as of December 10, 2004. During the nine months ended June 30, 2005, per gallon home heating oil prices peaked at $1.68 on June 23, 2005. Subsequent to June 30, 2005, wholesale heating oil prices peaked again at $1.79 per gallon on July 6, 2005. For the nine months ended June 30, 2005, the average wholesale price of home heating oil as measured by the closing price on the New York Mercantile Exchange had increased by 61% to $1.49 per gallon from $0.92 per gallon for the same period of last year. When heating oil prices increased, in the fourth quarter of fiscal 2004, the heating oil segment’s retail sales prices did not increase as rapidly as the increase in heating oil prices, which resulted in lower per gallon margins. In addition, the timing of cost pass-throughs can significantly affect margins. Wholesale price increases could reduce the Partnership’s gross profits and could, if continuing over an extended period of time, reduce demand by encouraging conservation or conversion to alternative energy sources. In an effort to retain existing accounts and attract new customers, the heating oil segment will offer discounts, which will impact the net per gallon gross margin realized.

A significant portion of the Partnership’s home heating oil volume is sold to price-protected customers and its gross margins could be adversely affected if the Partnership is not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of the Partnership’s home heating oil volume is sold to individual customers under an agreement pre-establishing the maximum sales price or a fixed price of home heating oil over a 12-month period. For the 12 months ended June 30, 2005, approximately 48% of its retail home heating oil volume sales were under a price-protected plan. The maximum price at which home heating oil is sold to these price protected customers is generally renegotiated prior to the heating season of each year based on current market conditions. The Partnership currently purchases forward purchase contracts, swaps and option contracts for a substantial majority of the heating oil that the Partnership anticipates it will sell to these price-protected customers in advance and at a fixed cost per gallon. The amount of home heating oil volume that the Partnership hedges per price-protected customer is based upon the Partnership’s estimated fuel consumption per customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, the Partnership could be required to obtain additional volume of unfavorable margins. In addition, should actual usage be less than the hedged volume the Partnership may have excess inventory on hand at unfavorable costs. The Partnership utilizes various hedging strategies to “lock in” the per gallon margin for price-protected customers. Due to the Partnership’s current credit position, it cannot utilize certain hedging strategies, which increases the likelihood that the anticipated price-protected margin may differ from the actual price-protected margin realized.

If the Partnership does not make acquisitions on economically acceptable terms, its future financial performance will be limited.

The home heating oil industry is not a growth industry because new housing generally does not use oil heat and increased competition exists from alternative energy sources. A significant portion of the Partnership’s growth in the past decade has been directly tied to the success of its acquisition program. Accordingly, its future financial performance will depend on its ability to continue to make acquisitions at attractive prices. The Partnership cannot be assured that it will be able to identify attractive acquisition candidates in the home heating oil sector in the future or that the Partnership will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect home heating oil operating and financial results may limit the Partnership’s access to capital and adversely affect its ability to make acquisitions. Under the terms of its revolving credit facility, the heating oil segment was restricted from making any acquisitions prior to June 17, 2005 and thereafter there are limitations on the size of the individual acquisitions and an annual limitation on total acquisitions. Any acquisition may involve potential risks, including:

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

If the home heating oil business is unable to compete effectively, the Partnership may lose existing customers or fail to acquire new customers, which would have a material adverse effect on its results of operations and financial condition.

The Partnership’s home heating oil business competes with heating oil distributors offering a broad range of services and prices, from full service distributors, like the heating oil segment, to those offering delivery only. Competition with other companies in the home heating oil industry is based primarily on customer service and price. It is customary for companies to deliver home heating oil to their customers based upon weather conditions and historical consumption patterns, without the customer making an affirmative purchase decision. Most companies provide home heating equipment repair service on a 24-hour-per-day basis. In some cases, homeowners have formed buying cooperatives to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. As a result of these factors, it may be difficult for the heating oil segment to acquire new customers.

The Partnership can make no assurances that the heating oil segment will be able to compete successfully. If competitors attempt to increase market share by reducing prices, the Partnership’s operating results and financial condition could be materially and adversely affected. The home heating oil segment also competes for customers with suppliers of alternative energy products, principally natural gas. Competition from alternative energy sources has been increasing as a result of reduced regulation of many utilities, including natural gas and electricity, and the high price of oil. The Partnership could face additional price competition from electricity and natural gas as a result of deregulation in those industries. Over the past five years, conversions by the heating oil segment’s customers from heating oil to other sources have averaged approximately 1% per year of the homes it serves.

The continuing unprecedented rise in the price of heating oil has intensified price competition, which has adversely impacted the heating oil segment’s margins and added to the heating oil segment’s difficulties in reducing customer attrition. The heating oil segment believes its attrition rate has risen not only because of increased price competition related to the rise in oil prices, but also because of operational problems. Prior to the 2004 winter heating season, the heating oil segment attempted to develop a competitive advantage in customer service and, as part of that effort, centralized its heating equipment service dispatch and engaged a centralized call center to fulfill its telephone requirements for the majority of its home heating oil customers. The Partnership experienced difficulties in advancing this initiative during fiscal 2004, which adversely impacted the customer base and the Partnership’s costs. In fiscal 2004, the customer experience was below the level associated with other premium service providers and below the level of service provided by the heating oil segment in prior years.

The Partnership believes that it has identified the problems associated with its heating oil segment’s centralization efforts and is taking steps to address these issues . The Partnership expects that high net attrition rates may continue through fiscal 2005 and perhaps beyond. Even to the extent that the rate of attrition can be halted, attrition in prior fiscal years will adversely impact net income in the future.

Energy efficiency and new technology may reduce the demand for the Partnership’s products and adversely affect its operating results.

Increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, have adversely affected the demand for the Partnership’s products by retail customers. Future conservation measures or technological advances in heating, conservation, energy generation or other devices might reduce demand and adversely affect the Partnership’s operating results.

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

The Partnership’s insurance reserves may not be adequate to cover actual losses.

The Partnership’s heating oil segment self-insures a portion of workers’ compensation, auto and general liability claims. The Partnership establishes reserves based upon expectations as to what its ultimate liability will be for these claims using developmental factors based upon historical claim experience. The Partnership continually evaluates the potential for changes in loss estimates with the support of qualified actuaries. As of June 30, 2005, the heating oil segment had approximately $30.3 million of insurance reserves and had issued $44.8 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on results of operations.

The Partnership is the subject of a number of class action lawsuits alleging violation of the federal securities laws, which if decided adversely to it could have a material adverse effect on the Partnership’s financial condition.

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et al, No 3:04-cv-01766-IBA, et. al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court: (1) Feit v. Star Gas, et al, Civil Action No. 04-1832 (filed on 10/29/2004), (2) Lila Gold v. Star Gas, et al, Civil Action No. 04-1791 (filed on 10/22/2004), (3) Jagerman v. Star Gas, et al, Civil Action No. 04-1855 (filed on 11/3/2004), (4) McCole, et al v. Star Gas, et al, Civil Action No. 04-1859 (filed on 11/3/2004), (5) Prokop v. Star Gas, et al, Civil Action No. 04-1785 (filed on 10/22/2004), (6) Seigle v. Star Gas, et al, Civil Action No. 04-1803 (filed on 10/25/3004), (7) Strunk v. Star Gas, et al, Civil Action No. 04-1815 (filed on 10/27/2004), (8) Harriette S. & Charles L. Tabas Foundation v. Star Gas, et al, Civil Action No. 04-1857 (filed on 11/3/2004), (9) Weiss v. Star Gas, et al, Civil Action No. 04-1807 (filed on 10/26/2004), (10) White v. Star Gas, et al, Civil Action No. 04-1837 (filed on 10/9/2004), (11) Wood v. Star Gas, et al, Civil Action No. 04-1856 (filed on 11/3/2004) (12) Yopp v. Star Gas, et al, Civil Action No. 04-1865 (filed on 11/3/2004), (13) Kiser v. Star Gas, et al, Civil Action No. 04-1884 (filed on 11/9/2004), (14) Lederman v. Star Gas, et al, Civil Action No. 04-1873 (filed on 11/5/2004), (15) Dinkes v. Star Gas, et al, Civil Action No. 04-1979 (filed 11/22/04) and (16) Gould v. Star Gas, et al, Civil Action No. 04-2133 (filed on 12/17/2004) (including the Carter Complaint, collectively referred to herein as the “Class Action Complaints”).

The class action plaintiffs generally allege that the Partnership violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and 10b-5 promulgated thereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’s heating oil segment’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil segment; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey L. Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements, the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The defendants have until August 19, 2005 to file an answer or otherwise move to dismiss the Consolidated Amended Complaint. The Partnership will defend against this class action vigorously. However, the Partnership is unable to predict the outcome of this lawsuit at this time.

In the event that the above action is decided adversely to the Partnership, it could have a material effect on the Partnership’s results of operations, financial condition and liquidity.

The Partnership’s results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

The home heating oil business is subject to a wide range of federal and state laws and regulations related to environmental and other regulated matters. The heating oil segment has implemented environmental programs and policies designed to avoid potential liability and costs under applicable environmental laws. It is possible, however, that the heating oil segment will have increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New environmental regulations might adversely impact the heating oil segment’s operations, including underground storage and transportation of home heating oil. In addition, there are environmental risks inherently associated with the Partnership’s home heating oil operations, such as the risks of accidental release or spill. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons. Before August 2006, the heating oil segment must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. The Partnership currently estimates that the capital required to effectuate these requirements will range from $1.0 to $1.5 million.

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

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates, on the one hand, and the Partnership or any of the limited partners, on the other hand. As a result of these conflicts the general partner may favor its own interests and those of its affiliates over the interests of the unitholders. The nature of these conflicts is ongoing and includes the following considerations:

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

Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and political unrest in the Middle East may adversely impact the price and availability of home heating oil, the Partnership’s results of operations, its ability to raise capital and its future growth. The impact that the foregoing may have on the Partnership’s industry in general, and on the Partnership in particular, is not known at this time. An act of terror could result in disruptions of crude oil supplies and markets, the source of home heating oil, and its facilities could be direct or indirect targets. Terrorist activity may also hinder the Partnership’s ability to transport home heating oil if the Partnership’s means of transportation become damaged as a result of an attack. Instability in the financial markets as a result of terrorism could also affect the Partnership’s ability to raise capital. Terrorist activity could likely lead to increased volatility in prices for home heating oil. Insurance carriers are routinely excluding coverage for terrorist activities from their normal policies, but are required to offer such coverage as a result of new federal legislation. The Partnership has opted to purchase this coverage with respect to its property and casualty insurance programs. This additional coverage has resulted in additional insurance premiums.

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

The table below summarizes the payment schedule of contractual obligations in thousands at June 30, 2005.

	Payments Due by Year
	Total	Less Than 1 Year		1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$268,356	$93,967	(a)	$150	$—	$174,239
Operating lease obligations (b)	42,011	8,249		12,673	9,517	11,572
Purchase obligations (c)	16,446	8,073		6,251	2,122	—

	$326,813	$110,289		$19,074	$11,639	$185,811

(a)	The Partnership has reclassified $93.2 million of notes from long-term debt to current maturities of long-term debt, which is the amount of Net Proceeds in excess of $10 million not yet applied towards a Permitted Use that was available as of June 30, 2005. See “Financing and Sources of Liquidity.”

(b)	The Partnership has entered into various operating leases for office space, trucks, vans and other equipment from third parties with lease terms running from one day to 16 years.
(c)	Reflects non-cancelable commitments.

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

Goodwill and Other Intangible Assets

The Partnership calculates amortization using the straight-line method over periods ranging from 5 to 10 years for intangible assets with definite useful lives. Star Gas uses amortization methods and determines asset values based on its best estimates using reasonable and supportable assumptions and projections. Star Gas assesses the useful lives of intangible assets based on the estimated period over which Star Gas will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At June 30, 2005, the Partnership had $87.7 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that amortization for these assets for the nine months ended June 30, 2005 would have increased by approximately $2 million.

SFAS No. 142 requires the Partnership’s goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of goodwill exceeds its implied fair value and is determined to be impaired, an impairment charge is recorded. The Partnership completed an interim review of goodwill of the heating oil segment as of February 28, 2005. This review resulted in a non-cash impairment charge of $67 million. At June 30, 2005, the Partnership had $166.5 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds it future cash flows, an impairment loss is recorded based on the fair value of the asset.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 1 to 30 years. Net property, plant and equipment was $51.9 million for the Partnership at June 30, 2005. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, the Partnership estimates that depreciation for the nine month period ended June 30, 2005 would have increased by approximately $3 million.

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

Insurance Reserves

The Partnership’s heating oil segment has in the past and is currently self-insuring a portion of workers’ compensation, auto and general liability claims. The Partnership establishes reserves based upon expectations as to what its ultimate liability will be for these claims using developmental factors based upon historical claim experience. The Partnership continually evaluates the potential for changes in loss estimates with the support of qualified actuaries. As of June 30, 2005, the heating oil segment had approximately $30.4 million of insurance reserves and had issued $44.8 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on results of operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to interest rate risk primarily through its Bank Credit Facility due to the fact that it is subject to variable interest rates. The Partnership utilizes these borrowings to meet its working capital needs and also to fund the short-term needs of its acquisition program.

At June 30, 2005, the Partnership had outstanding borrowings totaling $300.0 million, of which approximately $31.6 million is subject to variable interest rates under its Bank Credit Facility. In the event that interest rates associated with these Bank Credit Facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.3 million annually.

In addition to the Bank Credit Facility, the Partnership and its wholly-owned subsidiary, Star Gas Finance, issued $265.0 million face value Senior Notes due in February 15, 2013. These notes accrue interest at an annual rate of 10 1/4%. The estimated fair value of these notes at June 30, 2005 is $245 million.

The Partnership also selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and future market price of home heating oil. The Partnership does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Partnership would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2005, the potential gain on the Partnership’s hedging activity would be to increase the fair value of these outstanding derivatives by $6.1 million to a fair value of $19.4 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair value of these outstanding derivatives by $5.6 million to a fair value of $7.7 million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et al, No 3:04-cv-01766-IBA, et. al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court: (1) Feit v. Star Gas, et al, Civil Action No. 04-1832 (filed on 10/29/2004), (2) Lila Gold v. Star Gas, et al, Civil Action No. 04-1791 (filed on 10/22/2004), (3) Jagerman v. Star Gas, et al, Civil Action No. 04-1855 (filed on 11/3/2004), (4) McCole, et al v. Star Gas, et al, Civil Action No. 04-1859 (filed on 11/3/2004), (5) Prokop v. Star Gas, et al, Civil Action No. 04-1785 (filed on 10/22/2004), (6) Seigle v. Star Gas, et al, Civil Action No. 04-1803 (filed on 10/25/3004), (7) Strunk v. Star Gas, et al, Civil Action No. 04-1815 (filed on 10/27/2004), (8) Harriette S. & Charles L. Tabas Foundation v. Star Gas, et al, Civil Action No. 04-1857 (filed on 11/3/2004), (9) Weiss v. Star Gas, et al, Civil Action No. 04-1807 (filed on 10/26/2004), (10) White v. Star Gas, et al, Civil Action No. 04-1837 (filed on 10/9/2004), (11) Wood v. Star Gas, et al, Civil Action No. 04-1856 (filed on 11/3/2004) (12) Yopp v. Star Gas, et al, Civil Action No. 04-1865 (filed on 11/3/2004), (13) Kiser v. Star Gas, et al, Civil Action No. 04-1884 (filed on 11/9/2004), (14) Lederman v. Star Gas, et al, Civil Action No. 04-1873 (filed on 11/5/2004), (15) Dinkes v. Star Gas, et al, Civil Action No. 04-1979 (filed 11/22/04) and (16) Gould v. Star Gas, et al, Civil Action No. 04-2133 (filed on 12/17/2004) (including the Carter Complaint, collectively referred to herein as the “Class Action Complaints”).

The class action plaintiffs generally allege that the Partnership violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and 10b-5 promulgated thereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’s heating oil segment’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil segment; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey L. Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements, the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The defendants have until August 19, 2005 to file an answer or otherwise move to dismiss the Consolidated Amended Complaint. The Partnership will defend against this class action vigorously. However, the Partnership is unable to predict the outcome of this lawsuit at this time.

In the event that the above action is decided adversely to the Partnership, it could have a material effect on the Partnership’s results of operations, financial condition and liquidity.

Item 6.

Exhibits

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Star Gas LLC, as General Partner

Signature	Title	Date
/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer Star Gas LLC (Principal Financial Officer)	August 8, 2005

Star Gas Finance Company

(Registrant)

Signature	Title	Date
/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer (Principal Financial Officer)	August 8, 2005