Form 10-K
period 2005-09-30
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2005-12-13
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on March 31, 2005 was approximately $102,477,000. As of December 8, 2005, the registrants had units and shares outstanding for each of the issuers’ classes of common stock as follows:

Star Gas Partners, L.P.	Common Units	32,165,528
Star Gas Partners, L.P.	Senior Subordinated Units	3,391,982
Star Gas Partners, L.P.	Junior Subordinated Units	345,364
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2005 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the recapitalization, the effect of weather conditions, on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to effect strategic acquisitions or redeploy assets, the ultimate disposition of Excess Proceeds from the sale of the propane segment, the impact of litigation, the impact of the business process redesign project at the heating oil segment and our ability to address issues related to that project, our ability to contract for our future supply needs, natural gas conversions, future union relations and outcome of current union negotiations, the impact of future environmental, health, and safety regulations, customer credit worthiness, and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors,” “Business Initiatives and Strategy,” and “Business Outlook Fiscal 2006.” Without limiting the foregoing the words “believe”, “anticipate”, “plan”, “expect”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Structure

Star Gas Partners, L.P. (“Star Gas,” the “Partnership,” “we,” “us,” or “our,”) is a home heating oil distributor and services provider. Star Gas is a master limited partnership, which at September 30, 2005 had outstanding 32.2 million common units (NYSE: “SGU” representing an 88.8% limited partner interest in Star Gas) and 3.4 million senior subordinated units (NYSE: “SGH” representing a 9.4% limited partner interest in Star Gas). Additional Partnership interests include 0.3 million junior subordinated units (representing a 0.9% limited partner interest) and 0.3 million general partner units (representing a 0.9% general partner interest).

The Partnership is organized as follows:

•	The general partner of the Partnership is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. Star Gas LLC’s general partner interest represents approximately a 1% interest in the Partnership.

•	The Partnership’s heating oil operations (the “heating oil segment”, “Petro,” “we,” “us,” or “our”) are conducted through Petro Holdings, Inc. and its subsidiaries. Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of Star/Petro, Inc., which is a 99.99% subsidiary of the Partnership. The remaining .01% equity interest in Star/Petro, Inc. is owned by Star Gas LLC. Petro is a retail distributor of home heating oil and as of September 30, 2005 served approximately 480,000 customers in the Northeast and Mid-Atlantic regions.

•	Star Gas Finance Company is a direct wholly owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $265 million 10 1/4% Senior Notes, which are due in 2013. The Partnership is dependent on distributions, including intercompany interest payments from its subsidiaries, to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

We were formerly engaged in the retail distribution of propane and related supplies and equipment to residential and commercial customers in the Midwest and Northeast regions of the United States, Florida and Georgia (the “propane segment”). In December 2004, we completed the sale of all of our interests in the propane segment to Inergy Propane, LLC (“Inergy”) for a purchase price of $481.3 million. We recorded a gain on this sale of approximately $157 million.

We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.star-gas.com/Edgar.cfm. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 450 5th Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005.

Summary of Significant Events and Developments

•	Sale of propane segment

•	New Credit Facility

•	Unitholder suit

•	Goodwill Write-down

•	MLP Notes

•	Departure of Chairman and CEO

•	Home Heating Oil Price Volatility

•	Customer attrition

•	Recapitalization

Sale of propane segment

In December 2004 we completed the sale of our propane segment to Inergy for a cash purchase price of $481.3 million and recognized a gain of approximately $157 million from the sale after closing costs of approximately $14 million. $311 million of the proceeds from the sale were used to repurchase senior secured notes and first mortgage notes of the heating oil segment and propane segment, together with associated prepayment premiums, accrued interest and the amounts then outstanding under the propane segment’s working capital facility. Our propane segment represented approximately 24% and 20% of our total revenue in fiscal 2004 and 2003, respectively, and 64% of our operating income in each of fiscal 2004 and 2003, respectively. The historical results of the propane segment are reflected as discontinued operations in our consolidated financial statements.

New Credit Facility

On December 17, 2004 we executed a new $260 million revolving credit facility with a group of lenders led by J.P. Morgan Chase Bank, N.A. This new facility provides us the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) and replaced the heating oil segment’s existing $235 million credit facility. Fees and expenses totaling approximately $8.0 million were incurred in connection with consummating the new facility. On November 3, 2005, the revolving credit facility was amended to increase the facility size by $50 million to $310 million for the peak winter months from December through March of each year. Obligations under the new revolving credit facility are secured by liens on substantially all of the assets of the Partnership, the heating oil segment and its subsidiaries.

Unitholder Suit

In October 2004, a purported class action lawsuit was filed against the Partnership and various subsidiaries and current and former officers and directors. Subsequently, 16 additional class action complaints alleging the same or substantially similar claims were filed in the same district court. The complaints generally allege that the Partnership violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The court has consolidated the class action complaints and appointed a lead plaintiff. On September 23, 2005 we filed motions to dismiss. Plaintiffs replied to these motions on November 23, 2005 and we expect to file our reply briefs on or about December 20, 2005. In the interim, discovery in the matter remains stayed. We intend to continue to defend against this purported class action lawsuit vigorously.

Goodwill Write-down

During the second quarter of fiscal 2005, we incurred a non-cash goodwill impairment charge of $67 million at the heating oil segment as a result of triggering events that occurred during the second quarter of fiscal 2005. These triggering events included a significant decline in our unit price and the determination that operating results for fiscal year 2005 would be significantly lower than previously expected.

MLP Notes

In accordance with the terms of the indenture relating to the Partnership’s 10 1/4% Senior Notes (“MLP Notes”), we are permitted, within 360 days of the sale, to apply the net proceeds (the “Net Proceeds”) of the sale of the propane segment either to reduce indebtedness (and reduce any related commitment) of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the business of the Partnership or any of its subsidiaries as in effect on the issue date of the MLP Notes (the “Issue Date”) or any business related, ancillary or complementary to any of the businesses of the Partnership on the Issue Date (each a “Permitted Use” and collectively the “Permitted Uses”). To the extent any Net Proceeds that are not so applied exceed $10 million (“Excess Proceeds”), the indenture requires us to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. At September 30, 2005, Excess Proceeds totaled $93.2 million. As of December 2, 2005 all Excess Proceeds were applied toward a Permitted Use. See “Recapitalization” below and “Risk Factors—If our use of the net proceeds from the sale of the propane segment does not comply with the terms of the Indenture for the MLP Notes we may be subject to liability to the note holders, which could have a material adverse effect on us.”

Departure of Chairman and CEO

On March 7, 2005 (“the Termination Date”), Star Gas LLC and Mr. Irik P. Sevin entered into a letter agreement and general release (the “Agreement”). In accordance with the Agreement, Mr. Sevin resigned from employment as the Chairman and Chief Executive Officer and President of Star Gas LLC (and its subsidiaries) under the employment agreement between Mr. Sevin and Star Gas LLC dated as of September 30, 2001. In addition, under terms of the Agreement Mr. Sevin transferred his member interests in Star Gas LLC to a voting trust of which Mr. Sevin is one of three trustees. Under the terms of the voting trust, those interests will be voted in accordance with the decision of a majority of the trustees. Pursuant to the Agreement, Mr. Sevin is entitled to an annual consulting fee totaling $395,000 for a period of five years following the Termination Date. In addition, the Agreement provides for Mr. Sevin to receive a retirement benefit equal to $350,000 per year for a 13-year period beginning with the month following the five-year anniversary of the Termination Date. At March 31, 2005, we recorded a liability for $4.2 million, which represents the present value of the cost of the Agreement.

Home Heating Oil Price Volatility

The wholesale price of heating oil, like any other market commodity, is generally set by the economic forces of supply and demand. Rapid global expansion is fueling an ever-increasing demand for oil. Home heating oil prices are closely linked to the price refiners pay for crude oil because crude oil is the principal cost component of home heating oil. Crude oil is bought and sold in the international marketplace and as such is subject to the economic forces of supply and demand worldwide. The United States imports more than 60% of the petroleum products it consumes. The wholesale cost of home heating oil as measured by the New York Mercantile Exchange (“Nymex”) at September 30, 2005, 2004 and 2003 was $2.06, $1.39 and $0.78, respectively

The current marketplace for petroleum products including home heating oil has been extremely volatile. In a volatile market even small changes in supply or demand can dramatically affect prices. The changes we have seen this past year and continue to experience have been significant. Heating oil prices are subject to price fluctuations if demand rises sharply because of excessively cold weather and/or disruptions at refineries and instability in key oil producing regions. Ultimately these increases in wholesale prices are, in most instances, borne by our customers. Because of these high prices we have experienced increased attrition in our customer base and a decrease in heating oil volume sold per customer (“conservation”). For fiscal 2005, over 75% of our revenue is attributable to the retail sale and delivery of home heating oil. About half of our retail sales of home heating oil are to customers who agree to pay a fixed or maximum price per gallon for each delivery over the next 12 months (“protected price” customers). The remaining retail sales are to customers that pay a variable price based principally on the daily spot price plus our profit margin.

We mitigate our exposure to our price protected customers in a volatile market by hedging our fixed and maximum price sales through the purchase of exchange traded options and futures, and over the counter options and swaps, and we mitigate our exposure to variable priced customers, in most instances, by passing through higher home heating oil costs directly to such customers.

Customer Attrition

We experienced net customer attrition of 7.1% in fiscal 2005. This compares to net attrition of 6.4% and 1.5% in fiscal 2004 and 2003, respectively. This increase in net customer attrition over the past two years can be attributed to: (i) a combination of the effect of our premium service/premium price strategy during a period when customer price sensitivity increased due to high energy prices; (ii) our decision in fiscal 2005 to maintain reasonable profit margins going forward in spite of competitors aggressive pricing tactics; (iii) the lag effect of customer attrition related to service and delivery problems experienced by customers in prior fiscal years; (iv) continued customer dissatisfaction with the centralization of customer care; and (v) tightened customer credit standards. For the period from October 1 to November 30, 2004, we gained 530 accounts (net), or 0.1% of our home heating oil customer base as compared to the period from October 1 to November 30, 2005 in which we lost 4,315 accounts (net), or 0.9% of our customer base.

Recapitalization

On December 2, 2005 the board of directors of Star Gas LLC approved a strategic recapitalization of Star Gas Partners that, if approved by unitholders and completed, would result in a reduction in the outstanding amount of our 10 1/4% Senior Notes due 2013 (“Senior Notes”), of between approximately $87 million and $100 million.

The recapitalization includes a commitment by Kestrel Energy Partners, LLC (or “Kestrel”) and its affiliates to purchase $15 million of new equity capital and provide a standby commitment in a $35 million rights offering to our common unitholders, at a price of $2.00 per common unit. We would utilize the $50 million in new equity financing, together with an additional $10 million to $23.1 million from operations, to repurchase at least $60 million in face amount of our Senior Notes and, at our option, up to approximately $73.1 million of Senior Notes. In addition, certain noteholders have agreed to convert approximately $26.9 million in face amount of such notes into newly issued common units at a conversion price of $2.00 per unit in connection with the closing of the recapitalization.

We have entered into agreements with the holders of approximately 94% in principal amount of our Senior Notes which provide that: the noteholders commit to, and will, tender their Senior Notes at par (i) for a pro rata portion of $60 million or, at our option, up to approximately $73.1 million in cash, (ii) in exchange for approximately 13,434,000 new common units at a conversion price of $2.00 per unit (which new units would be acquired by exchanging approximately $26.9 million in face amount of Senior Notes) and (iii) in exchange for new notes representing the remaining face amount of the tendered notes. The principle terms of the new senior notes such as the term and interest rate are the same as the Senior Notes. The closing of the tender offer is conditioned upon the closing of the transactions under the Kestrel unit purchase agreement, which is discussed below. Upon closing the transaction we will incur a gain or loss on the exchange of Senior Notes for common units based on the difference between the $2.00 per unit conversion price and the fair value per unit represented by the per unit price in the open market on the conversion date.

Subject to and until the transaction closing, the noteholders have agreed not to accelerate indebtedness due under the senior notes or initiate any litigation or proceeding with respect to the Senior Notes. The noteholders have further agreed to: waive any default under the indenture; not to tender the Senior Notes in the change of control offer which will be required to be made following the closing of the transactions under the unit purchase agreement with Kestrel; and to consent to certain amendments to the existing indenture. The agreement with the noteholders further provides for the termination of its provisions in the event that the Kestrel unit purchase agreement is no longer in effect. The understandings and agreements contemplated by these transactions will terminate if the transaction does not close prior to April 30, 2006.

We believe the proposed recapitalization would substantially strengthen our balance sheet and thereby assist us in meeting our liquidity and capital requirements, which we believe would improve our future financial performance and as a result enhance unitholder value. In addition to enhancing unitholder value, we believe we will be able to operate more efficiently going forward with less long-term debt.

As part of the recapitalization transaction, we have entered into a definitive unit purchase agreement with Kestrel and its affiliates, which provides for, among other things: the receipt by us of $50 million in new equity financing through the issuance to Kestrel’s affiliates of 7,500,000 common units at $2.00 per unit for an aggregate of $15 million and the issuance of an additional 17,500,000 common units in a rights offering to our common unitholders at an exercise price of $2.00 per unit for an aggregate of $35 million. The rights will be non-transferable, and an affiliate of Kestrel has agreed to buy any common units not subscribed for in the rights offering. Under the terms of the unit purchase agreement, Kestrel Heat, LLC, or Kestrel Heat, a wholly owned subsidiary of Kestrel, will become our new general partner and Star Gas LLC, our current general partner, will receive no consideration for its removal as general partner.

In addition, the unit purchase agreement provides for the adoption of a second amended and restated agreement of limited partnership that will, among other matters:

•	provide for the mandatory conversion of each outstanding senior subordinated unit and junior subordinated unit into one common unit;

•	change the minimum quarterly distribution to the common units from $0.575 per quarter, or $2.30 per year, to $0.0675 per unit, or $0.27 per year, which shall commence accruing October 1, 2008 and, eliminate all previously accrued cumulative distribution arrearages which aggregated $92.5 million at November 30, 2005;

•	suspend all distributions of available cash by us through the fiscal quarter ending September 30, 2008;

•	reallocate the incentive distribution rights so that, commencing October 1, 2008, the new general partner units in the aggregate will be entitled to receive 10% of the available cash distributed once $.0675 per quarter, or $0.27 per year, has been distributed to common units and general partner units and 20% of the available cash distributed in excess of $0.1125 per quarter, or $.45 per year, provided there are no arrearages in minimum quarterly distributions at the time of such distribution (under our current partnership agreement if quarterly distributions of available cash exceed certain target levels, the senior subordinated units, junior subordinated units and general partner units would receive an increased percentage of distributions, resulting in their receiving a greater amount on a per unit basis than the common units).

The recapitalization is subject to certain closing conditions including the approval of our unitholders, approval of the lenders under our revolving credit facility, and the successful completion of the tender offer for our Senior Notes.

As a result of the challenging financial and operating conditions that we have experienced since fiscal 2004, we have not been able to generate sufficient available cash from operations to pay the minimum quarterly distribution of $0.575 per unit on our partnership securities. These conditions led to the suspension of distributions on our senior subordinated units, junior subordinated units and general partner units on July 29, 2004 and to the suspension of distributions on the common units on October 18, 2004.

We believe that the proposed amendments to our partnership agreement will simplify our capital structure, provide internally generated funds for future investment and align the minimum quarterly distribution more closely with the levels of available cash from operations that we expect to generate in the future.

Kestrel is a private equity investment firm formed by Yorktown Energy Partners VI, L.P., Paul A. Vermylen, Jr. and other investors. Yorktown Energy Partners VI, L.P. is a New York-based private equity investment partnership, which makes investments in companies engaged in the energy industry. Yorktown affiliates and Mr. Vermylen were investors in Meenan Oil Co. L.P. from 1983 to 2001, during which time Mr. Vermylen served as President of Meenan. Meenan was sold to us in 2001.

It is possible that the units purchased as part of the recapitalization transaction or units purchased by one or more than one 5% unitholders would trigger an IRC Section 382 limitation relating to certain net operating loss carryforwards. An ownership change occurs for purposes of Section 382 when there is a direct or indirect sale or exchange of more than 50% by one or more than one 5% shareholders. If an ownership change has occurred in accordance with Section 382, future limitations in the utilization of net operating losses could be significant. It is possible that the Partnership’s subsidiary, Star/Petro, Inc., will not be able to use any of its currently existing net income tax loss carryforwards in the future.

Business Overview

As of September 30, 2005 we serviced approximately 480,000 customers from locations in the Northeast and Mid-Atlantic regions. We are the largest retail distributor of home heating oil in the United States. In addition to selling home heating oil we install, maintain and repair heating and air conditioning equipment. To a limited extent, we also market other petroleum products including diesel fuel and gasoline to commercial customers. During fiscal 2005, the total sales in the heating oil segment were comprised of approximately 75% from sales of home heating oil; 15% from the installation and repair of heating equipment; and 10% from the sale of other petroleum products. We provide home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our heating oil business, and are intended to maximize customer satisfaction and loyalty. We also regularly provide various incentives to obtain and retain customers. We have consolidated our heating oil operations under two primary brand names, Petro and Meenan.

In fiscal 2005, sales to residential customers represented 84% of the retail heating oil gallons sold and 92% of heating oil gross profits.

We have operations and markets in the following states:

New York	Massachusetts	New Jersey
Bronx, Queens and Kings Counties Dutchess County Staten Island Eastern Long Island Western Long Island Westchester/Putnam Counties Orange County	Boston (Metropolitan) Northeastern Massachusetts (Centered in Lawrence) Worcester	Camden Lakewood Newark (Metropolitan) North Brunswick Rockaway Trenton

Pennsylvania
Allentown Berks County Bucks County Harrisburg County Lancaster County Lebanon County Philadelphia York County
Rhode Island
Connecticut		Providence Newport
Bridgeport—New Haven Fairfield County Litchfield County

Maryland/Virginia/D.C.
Arlington Baltimore Washington, D.C. (Metropolitan)

Industry Characteristics

Heating oil is primarily used for residential and commercial heating purposes, and it is a significant source of fuel used to heat businesses and residences in the New England and Mid-Atlantic regions. According to the U.S. Department of Energy—Energy Information Administration, 2001 Residential Energy Consumption Survey, these regions account for approximately 77% of the households in the United States where heating oil is the main space-heating fuel. Approximately 31% of the homes in these regions use heating oil as their main space-heating fuel. In recent years, as the price of home heating oil increased, customers tended to increase their conservation efforts, which decreased their consumption of home heating oil. In addition, weather conditions have a significant impact on demand for home heating oil for heating purposes.

The retail home heating oil industry is mature, with total market demand expected to decline slightly in the foreseeable future. Therefore, our ability to grow within the industry is dependent on our ability to acquire other retail distributors as well as the success of our marketing programs designed to attract and retain customers to help offset customer losses. We believe that the home heating oil industry is relatively stable and predictable due principally to the non-discretionary nature of home heating oil use. Accordingly, the demand for home heating oil has historically been relatively unaffected by general economic conditions but has been affected by weather conditions and most recently a very volatile commodity market. It is common practice in the home heating oil distribution industry to price products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their margins by passing wholesale price increases through to customers, thus insulating themselves from the volatility in wholesale heating oil prices. However, during periods of significant fluctuations in wholesale prices, which currently exists and occurred throughout fiscal 2005, distributors may be unable or unwilling to pass the entire product cost increases or decreases through to customers. In these cases, significant increases or decreases in per gallon margins may result. In addition, the timing of cost pass-throughs can significantly affect margins. The retail home heating oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. In addition, the industry is becoming more complex and costly due to increasing environmental regulations.

Business initiatives and strategy

Prior to the fiscal 2004 winter heating season, we attempted to develop a competitive advantage in customer service through a business process redesign project and, as part of that effort, centralized our heating equipment service and oil dispatch functions and engaged a centralized customer care center to fulfill our telephone requirements for a majority of our home heating oil customers. We experienced significant difficulties in advancing this initiative during fiscal 2004 and 2005, which adversely impacted our customer base and costs. To date, the customers’ experience has been below the level associated with other premium service providers and below the level of service provided by the heating oil segment in prior years which we believe contributed to increased customer attrition in fiscal 2004 and 2005 The savings from this initiative were less than expected and the costs to operate under the centralized format were greater than originally estimated.

We believe we have identified the problems associated with the centralization efforts and continue to address these issues by structuring the customer call center into work groups that parallel Petro’s district structure, adding customer service specialists at the district level, providing continuous in-house training at the customer care center, and establishing a general manager of customer retention. In addition, we have begun answering customer calls locally in two districts. We are continuing our initiative of moving toward decentralization of our operations to maximize contact at the local level, while continuing to assess the efficiency of certain centralized operations. The general manager of customer retention reports directly to the President and Chief Operating Officer of the Partnership. Despite these efforts, we continued to experience high net attrition rates in fiscal 2005, and we expect that high net attrition rates may continue through fiscal 2006 and perhaps beyond. Even to the extent that the rate of attrition can be reduced, the current reduced customer base will adversely impact net income in the future.

The quantitative factors we use to measure the effectiveness of our customer care center and field operations – such as customer satisfaction scores, telephone waiting times and abandonment rates at the customer care center, oil delivery run-outs and heating equipment repair and maintenance response times – have improved meaningfully during fiscal 2005, as compared to the same period in fiscal 2004.

We implemented a series of cost reduction initiatives in fiscal 2005 including facility consolidations, the reduction of non-essential personnel and the reduction and re-evaluation of certain marketing programs. We believe this will be an ongoing process as we continue to review our operating expenses. We believe operating expenses were reduced by approximately $10.0 million, on an annualized basis, in 2005. A portion of these expense reductions were realized during fiscal 2005 and the remainder will be realized in fiscal 2006. In addition, a wage freeze has been implemented for senior management in fiscal 2006.

Going forward our strategy is to increase unit-holder value through (i) internal growth, (ii) operational efficiencies and productivity improvements, (iii) increased market share through strategic and disciplined acquisitions of local heating oil distributors, and (iv) strategic recapitalization of our long-term debt.

We believe opportunities exist to add customers internally in order to help offset customer losses through strategic marketing programs designed to retain existing customers and attract new customers through renewed focus on our sales and marketing efforts, with strong local and regional direction combined with employee incentive programs. We utilize advertising campaigns such as radio advertisements, billboards, newsprint, and telephone directory advertisements to increase brand recognition. We also engage in direct marketing campaigns and advertising on the Internet.

We intend to continue to merge operations and functions where overlaps exist and intend to divest and/or redeploy under-performing operations and assets. In addition, we do not intend to reduce our retail prices to unreasonably low levels to customers, and intend to retain our profit margins in spite of our competitors’ aggressive pricing tactics.

We plan to expand our customer base through strategic and disciplined acquisitions of local heating oil distributors. We intend to focus on acquisitions that can be efficiently operated individually or combined with our existing operations. Under the terms of our revolving credit facility, we were restricted from making any acquisitions prior to June 17, 2005. Thereafter there are limitations on the size of individual acquisitions and an annual limitation on total acquisitions. In addition, there are certain financial tests that must be satisfied before an acquisition can be consummated. We may not be able to satisfy these tests with our current levels of debt and interest expense.

On December 2, 2005 the board of directors of Star Gas approved a strategic recapitalization of the Partnership. The recapitalization includes a commitment Kestrel and its affiliates to purchase $15 million of new equity capital and provide a standby commitment in a $35 million rights offering to our common unitholders, at a price of $2.00 per common unit. The recapitalization is subject to certain closing conditions including the approval of our unitholders, approval of the lenders under our revolving credit facility, and the successful completion of the tender offer for our senior notes. See “Recapitalization.”

We would utilize the $50 million in new equity financing, together with an additional $10 million up to $23.1 million from operations, to repurchase at least $60 million in face amount of our senior notes and at our option, up to $73.1 million of senior notes. In addition, certain noteholders have agreed to convert approximately $26.9 million in face amount of such notes into 13,434,000 newly issued common units.

We believe the proposed recapitalization would substantially strengthen our balance sheet and thereby assist us in meeting our liquidity and capital requirements, which we believe will improve our future financial performance and as a result enhance unitholder value. In addition to enhancing unitholder value, we believe we will be able to operate more efficiently going forward with less long-term debt.

Customers

Our customer base is comprised of three types of customers, residential variable, residential protected price and commercial/industrial. The residential variable customer generally has the highest per gallon gross profit margin.

During fiscal 2005, approximately 86% of heating oil sales were made to homeowners, with the remainder to industrial, commercial and institutional customers. Sales to residential customers ordinarily generate higher margins than sales to other customer groups, such as commercial customers. Due to the greater price sensitivity of residential protected price customers, the per gallon margins realized from these customers generally are less than variable priced residential customers. Commercial/industrial customers are characterized as large volume users and contribute the lowest per gallon margin. Gross profit margins can also vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

For fiscal 2004 and fiscal 2005, approximately 43% and 48%, respectively, of home heating oil sold was to customers who had agreements establishing a fixed or maximum price per gallon that they would pay for home heating oil over the following 12-month period. This percentage could increase or decrease during fiscal 2006 based upon market conditions. The fixed or maximum price per gallon at which home heating oil is sold to these protected price customers is generally renegotiated based on current market conditions before the beginning of each heating season. In addition during the fourth quarter of fiscal 2005, and to date in fiscal 2006 we decided not to reduce our retail prices (including those prices included in our protected price contracts) to customers in order to maintain our product margins in spite of our competitors aggressive pricing tactics. At September 30, 2005, 37.5% of our home heating oil customers had a price protection plan compared to 47.7% at September 30, 2004.

Customers that have not yet renewed their price protected program for the next season could switch to a competitor and customer attrition in the future could increase. We purchase derivative instruments (futures, options, collars and swaps) in order to hedge a substantial majority of the heating oil we expect to sell to protected price customers that have renewed their price plans for the following twelve months, mitigating our exposure to changing commodity prices.

As of September 30, 2005, approximately 93% of our home heating oil customers received their home heating oil under an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled based upon each customer’s historical consumption patterns and prevailing weather conditions. We deliver home heating oil approximately six times during the year to the average customer. Our practice is to bill customers promptly after delivery. Approximately 36% of our customers are on a budget payment plan, whereby their estimated annual oil purchases and service contract are paid for in a series of equal monthly payments.

Approximately 7% of our home heating oil customers consist of accounts that from time to time call to schedule a delivery rather than receiving a delivery on an automatic basis. These accounts actively manage their consumption and are referred to as “will call” customers. We believe that we have experienced a decline in home heating oil volume sales to these will call customers. This decline may be due to conservation or their decision to purchase all or a portion of their heating oil requirements from another dealer.

We experienced annual net customer attrition of approximately 7.1% in fiscal 2005. The net customer attrition rate in fiscal 2005 was higher than the rate experienced in fiscal 2004 (6.4%), and higher than that experienced in the preceding several years. For fiscal 2003, before the full implementation of the business process redesign project and before the increase in the wholesale price of home heating oil, we experienced annual net customer attrition of 1.5%. Net customer attrition for the fiscal years’ 2005 and 2004 resulted from: (i) a combination of the effect of our premium service/premium price strategy when customer price sensitivity increased due to high energy prices; (ii) our decision in fiscal 2005 to maintain reasonable profit margins going forward in spite of competitors aggressive pricing tactics; (iii) the lag effect of customer attrition related to service and delivery problems experienced by customers in prior fiscal years; (iv) continued customer dissatisfaction with the centralization of customer care; and (v) tightened customer credit standards. For the period from October 1 to November 30, 2004, we gained 530 accounts (net) or 0.1% of our home heating oil customer base as compared to the period from October 1 to November 30, 2005 in which we lost 4,315 accounts (net) or 0.9% of our customer base.

Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of net customer attrition. For fiscal 2004 and 2005, gross customer losses were approximately 19.5% and 20.0%, respectively, and gross customer gains were approximately 13.1% and 12.9%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer during the first year because of the expenses that are incurred to acquire a new customer and the higher attrition rate associated with new customers. It costs on average $500 to acquire a new customer.

Gross customer losses are the result of a number of factors, including move-outs, price competition and service issues.

When a customer moves out of an existing home, we count the “move out” as a loss. If we are successful in signing up the new homeowner, the “move in” is treated as a gain. For fiscal 2004 and 2005, move outs were 6.4% and 6.9%, respectively, of our customer base and the move ins were 3.6% and 3.2%, respectively, of our customer base.

Suppliers and Supply Arrangements

We purchase fuel oil for delivery in either barge, pipeline or truckload quantities, and have contracts with over 100 terminals for the right to temporarily store heating oil at facilities we do not own. Purchases are made under supply contracts or on the spot market. We enter into market price based contracts for a substantial majority of our petroleum requirements with eight different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers to the heating oil segment for over ten years. Our current contract suppliers are: BP North America, Citgo Petroleum Corporation, Global Companies, Inland Fuels Terminals, Inc., Mieco, Inc., NIC Holding Corp., Sprague Energy and Sunoco, Inc. Supply contracts typically have terms of 12 months. All of the supply contracts provide for maximum and in certain cases minimum quantities and require advance payment. In prior years our supply contracts provided us with two-to-three-day credit terms. Since last year our suppliers are now requiring pre-payment. In most cases the supply contracts do not establish in advance the price of fuel oil. This price is based upon spot market prices at the time of delivery plus a differential of up to $.045 per gallon. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies. We believe that relations with current suppliers are satisfactory.

We purchase derivative instruments including commodity swaps and options, traded on the over-the-counter financial markets, and futures and options traded on the New York Mercantile Exchange in order to mitigate our exposure to market risk and hedge the cash flow variability associated with the purchase of home heating oil inventory held for resale to our protected price customers and in some cases physical inventory on hand and in transit. At September 30, 2005 we had outstanding derivative instruments with the following banks or brokers: JPMorgan Chase Bank, NA, Morgan Stanley Dean Witter, BP North America Petroleum and Fimat.

Competition

We compete with distributors offering a broad range of services and prices, from full-service distributors, like ourselves, to those offering delivery only. Our competitors typically offer lower prices. Like many companies in the home heating oil business, we provide home heating equipment repair service on a 24-hour-a-day, seven-day-a-week, 52 weeks a year basis. This tends to build customer loyalty. As a result of these factors, it is difficult for us to increase our market share, other than through acquisitions. In some instances homeowners have formed buying cooperatives that seek to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. We also compete for retail customers with suppliers of alternative energy products, principally natural gas, propane, and electricity. The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative retail prices of the two products and the cost of replacing an oil fired heating system with one that uses natural gas, in addition to environmental concerns. We believe that approximately 1% of the home heating oil customer base annually converts from home heating oil to natural gas. The expansion of natural gas into traditional home heating oil markets in the Northeast has historically been inhibited by the capital costs required to expand distribution and pipeline systems.

Most of our retail home heating oil distribution locations compete with several smaller marketers or distributors, primarily on the basis of reliability of service, price, and response to customer needs. Each retail distribution location operates in its own competitive environment because home heating oil distributors and marketers typically reside in close proximity to their customers in order to minimize the cost of providing service.

Seasonality

Our fiscal year ends on September 30. All references to quarters and years in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume in the first quarter (October through December) and 45% of our volume in the second quarter (January through March) of each year, the peak heating season, because heating oil is primarily used for space heating in residential and commercial buildings. We generally realize net income in both of these quarters and net losses during the quarters ending in June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

Acquisitions

In fiscal 2004, we completed the purchase of three retail heating oil dealers for an aggregate cost of $3.5 million. We made no acquisitions in fiscal 2005. Under the terms of our revolving credit facility, we were restricted from making any acquisitions prior to June 17, 2005. Thereafter there are limitations on the size of individual acquisitions and an annual limitation on total acquisitions. In addition, there are certain financial tests that must be satisfied before an acquisition can be consummated. We may not be able to satisfy these tests with our current levels of debt and interest expense.

Employees

As of September 30, 2005, we had 2,773 employees, of whom 638 were office, clerical and customer service personnel; 1,041 were heating equipment repairmen; 426 were oil truck drivers and mechanics; 400 were management and 268 were employed in sales. Included in the heating oil segment’s employees are approximately 1,000 employees that are represented by 17 different local chapters of labor unions. Some of these unions have union administered pension plans that have significant unfunded liabilities, a portion of which could be assessed to us should we withdraw from these plans. In addition, approximately 485 seasonal employees are rehired annually to support the requirements of the heating season. We are currently involved in three union negotiations and believe that our relations with both our union and non-union employees are generally satisfactory.

Government Regulations

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Heating oils and certain automotive waste products generated by the Partnership’s fleet are hazardous substances within the meaning of CERCLA. These laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. The heating oil segment is currently a named “potentially responsible party” in one CERCLA civil enforcement action. This action is in its early stages of litigation with preliminary discovery activities taking place. We do not believe that this action will have a material impact on our financial condition or results of operations.

For acquisitions that involve the purchase or leasing of real estate, we conduct a due diligence investigation to attempt to determine whether any hazardous or other regulated substance has been sold from or stored on any of that real estate prior to its purchase. This due diligence includes questioning the seller, obtaining representations and warranties concerning the seller’s compliance with environmental laws and performing site assessments. During this due diligence our employees, and, in certain cases, independent environmental consulting firms review historical records and databases and conduct physical investigations of the property to look for evidence of hazardous substances, compliance violations and the existence of underground storage tanks.

Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect our operations. To the extent that there are any environmental liabilities unknown to us or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that our results of operations will not be materially and adversely affected.

Trademarks and Service Marks

We market our products and services under various trademarks, which we own. They include marks such as Petro and Meenan. We believe that the Petro, Meenan and other trademarks and service marks are an important part of our ability to effectively maintain and service our customer base.

ITEM 1A RISK FACTORS

An investment in the Partnership involves a high degree of risk. Security holders and Investors should carefully review the following risk factors.

The continuation of high wholesale energy costs may adversely affect our liquidity.

Under our revolving credit facility, as amended, we may borrow up to $260 million, which increases to $310 million during the peak winter months from December through March of each year, (subject to borrowing base limitations and coverage ratio) for working capital purposes subject to maintaining availability (as defined in the credit agreement) of $25 million or a fixed charge coverage ratio of not less than 1.1 to 1.0.

Recent dynamics of the heating oil industry have adversely impacted working capital requirements, principally as follows:

•	High selling prices require additional borrowing to finance accounts receivable; however, we may borrow only approximately 85% against eligible accounts receivable and 40% to 80% of eligible inventory. In addition we may borrow up to $35 million against fixed assets and customer lists, which is reduced by $7.0 million each year over the life of the credit agreement.

•	At present, suppliers are not providing credit terms to us, requiring us to pay in advance for product. Historically, we have enjoyed, on average, two-to three-day credit terms providing additional credit support during the heating season.

•	Due to our current credit position, our ability to execute certain hedging strategies has been curtailed, which we anticipate will require us to purchase a greater proportion of Nymex futures contracts to meet our hedging strategy than we have in the past. These contracts require an initial margin at the time of purchase and we are required to fund maintenance margins based on daily market adjustments should the market price of home heating oil decrease. The payment of these margins, if required, may be well in advance of settlement and will have an adverse impact on liquidity.

•	In addition to the foregoing, there is a risk that accounts receivable collection experience may not equal that of prior periods since customers are owing larger amounts which could be outstanding for longer periods of time.

If our credit requirements should exceed the amounts available under our revolving credit facility or should we fail to maintain the required availability, we would not have sufficient working capital to operate our business, which could have a material adverse effect on our financial condition and results of operations.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations.

We had total debt, exclusive of our working capital facility, of approximately $268.2 million as of September 30, 2005. Our substantial indebtedness and other financial obligations could:

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes;

•	have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our debt agreements and an event of default occurs as a result of a failure that is not cured or waived;

•	require us to dedicate a substantial portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We may then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all.

If our use of the net proceeds from the sale of the propane segment does not comply with the terms of the Indenture for the MLP Notes, we may be subject to liability to the note holders, which could have a material adverse effect on us.

In December 2004, we completed the sale of our propane segment. Pursuant to the terms of the indenture relating to the MLP Notes, we are permitted, within 360 days of the sale, to apply the Net Proceeds to a Permitted Use. To the extent there are any Excess Proceeds, the indenture requires us to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase.

After payment of certain debt and transaction expenses, the Net Proceeds from the propane segment sale were approximately $156.3 million. As of September 30, 2005, we had utilized $53.1 million of such Net Proceeds to invest in working capital assets, purchase capital assets and repay long-term debt, which reduced the amount of Net Proceeds in excess of $10 million not applied toward a Permitted Use to $93.2 million as of September 30, 2005. As of December 2, 2005, all Excess Proceeds have been applied toward a Permitted Use. See “Recapitalization.”

We understand, based on informal communications, that certain holders of MLP Notes may take the position that the use of Net Proceeds to invest in working capital assets is not a Permitted Use under the indenture. We disagree with this position and have communicated our disagreement with these noteholders. However, if our position is challenged and we are unsuccessful in defending our position, this would constitute an event of default under the indenture if declared either by the holders of 25% in principal amount of the MLP Notes or by the trustee. In such event, all amounts due under the senior notes would become immediately due and payable, which would have a material adverse effect on our ability to continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements as of September 30, 2005 and 2004, and for the three years ended September 30, 2005, includes an explanatory paragraph with respect to the impact of this matter on our ability to continue as a going concern if this matter is resolved adversely to us. We have reached an agreement with the holders of 94% in aggregate principal amount of the senior notes to resolve this matter, which is subject to our completing the proposed recapitalization, of which there can be no assurance.

Since weather conditions may adversely affect the demand for home heating oil, our financial condition is vulnerable to warm winters.

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our operating results and financial condition. During the peak heating season of October through March, sales of home heating oil historically have represented approximately 75% to 80% of our annual home heating oil volume. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. For example, in fiscal 2000 and especially fiscal 2002, temperatures were significantly warmer than normal for the areas in which we sell home heating oil, which adversely affected the amount of EBITDA that we generated during these periods. In fiscal 2002, temperatures in our areas of operation were an average of 18.4% warmer than in fiscal 2001 and 18.0% warmer than normal. We purchase weather insurance to help minimize the adverse effect of weather volatility on our cash flows, of which there can be no assurance.

Our operating results will be adversely affected if we experience significant customer losses that are not offset or reduced by customer gains.

Our net attrition rate of home heating oil customers for fiscal 2003, 2004 and 2005 was approximately 1.5%, 6.4% and 7.1%, respectively. This rate represents the net of our annual customer loss rate after customer gains. For fiscal 2003, 2004 and 2005, gross customer losses were 16.4%, 19.5% and 20%, respectively. For fiscal 2003, 2004 and 2005, gross customer gains were 14.9%, 13.1% and 12.9%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer during the first year because of the expenses incurred to acquire a new customer and the higher attrition rate associated with new customers. Customer losses are the result of various factors, including:

•	supplier changes based primarily on price competition, particularly during periods of high energy costs

•	quality of service issues, including those related to our centralized call center

•	credit problems; and

•	customer relocations.

The continuing unprecedented rise and volatility in the price of heating oil has intensified price competition, which has adversely impacted our margins and added to our difficulty in reducing customer attrition. We believe our attrition rate has risen not only because of increased price competition related to the rise in oil prices but also because of operational problems. Prior to the 2004 winter heating season, we attempted to develop a competitive advantage in customer service and, as part of that effort, centralized a majority of our heating equipment service dispatch and engaged a centralized call center to fulfill telephone requirements for a majority of our home heating oil customers. We experienced difficulties in advancing this initiative during fiscal 2004, which adversely impacted our customer base and costs. In fiscal 2004 and 2005, the customer experience was below the level associated with other premium service providers and below the level of service provided by us in prior years.

We believe that we have identified the problems associated with the centralization efforts and are taking steps to address these issues. We expect that high net attrition rates may continue through fiscal 2006 and perhaps beyond and even to the extent the rate of attrition can be halted, attrition from prior fiscal years will adversely impact net income in the future.

We believe that this increase in net customer attrition over the past two years can be attributed to: (i) a combination of the affect of our premium service/premium price strategy when customer price sensitivity increased due to high energy prices; (ii) our decision in fiscal 2005 to maintain reasonable profit margins going forward in spite of competitors’ aggressive pricing tactics; (iii) the lag effect of customer attrition related to service and delivery problems experienced by customers in prior fiscal years; (iv) continued customer dissatisfaction with the centralization of customer care; and (v) tightened customer credit standards.

We have continued to experience net customer attrition during fiscal 2006. If wholesale prices remain high, we believe the risk of customer losses due to credit problems, especially for commercial customers, may increase and bad debt expense will also increase.

We may not be able to achieve net gains of customers and may continue to experience net customer attrition in the future.

Sudden and sharp oil price increases that cannot be passed on to customers may adversely affect our operating results.

The retail home heating oil industry is a “margin-based” business in which gross profit depends on the excess of retail sales prices over supply costs. Consequently, our profitability is sensitive to changes in the wholesale price of home heating oil caused by changes in supply or other market conditions. These factors are beyond our control and thus, when there are sudden and sharp increases in the wholesale cost of home heating oil, we may not be able to pass on these increases to customers through increased retail sales prices. As of September 30, 2005, the wholesale cost of home heating oil, as measured by the closing price on the New York Mercantile Exchange, had increased by 48% to $2.06 per gallon from $1.39 per gallon as of September 30, 2004. During fiscal 2005, per gallon home heating oil prices peaked at $2.18 on September 1, 2005. Wholesale price increases could reduce our gross profits and could, if continuing over an extended period of time, reduce demand by encouraging conservation or conversion to alternative energy sources. In an effort to retain existing accounts and attract new customers, we may offer discounts, which will impact the net per gallon gross margin realized.

A significant portion of our home heating oil volume is sold to price-protected customers and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under an agreement pre-establishing the maximum sales price or a fixed price of home heating oil over a 12-month period. For the fiscal year ended September 30, 2005, approximately 48% of our retail home heating oil volume sales were under a price protected plan. The price at which home heating oil is sold to these price protected customers is generally renegotiated prior to the heating season of each year based on current market conditions. We currently purchase futures contracts, swaps and option contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers that have agreements in place in advance and at a fixed or maximum cost per gallon. We purchase these positions when a price protected customer renews his purchase commitment for the next 12 months. We utilize various hedging strategies in order to “lock in” the per gallon margin for price protected customers. The amount of home heating oil volume that we hedge per price protected customer is based upon the estimated fuel consumption per customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage be less than the hedged volume we may have excess inventory on hand at unfavorable costs.

If we do not make acquisitions on economically acceptable terms, our future financial performance will be limited.

The home heating oil industry is not a growth industry because new housing generally does not use oil heat and increased competition exists from alternative energy sources. A significant portion of our growth in the past decade has been directly tied to our acquisition program. Accordingly, future financial performance will depend on our ability to make acquisitions at attractive prices. We cannot assure that we will be able to identify attractive acquisition candidates in the home heating oil sector in the future or that we will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect home heating oil operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our revolving credit facility, the heating oil segment was restricted from making any acquisitions through June 17, 2005 and thereafter individual acquisitions may not exceed an aggregate of $25 million. In addition, the heating oil segment is restricted from making any acquisition unless availability (essentially borrowing base availability less borrowings) was at least $40 million, on a pro forma basis, during the last 12 month period ending on the date of such acquisition. These restrictions severely limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

•	an increase in our indebtedness;

•	an increase in our working capital requirements

•	our inability to integrate the operations of the acquired business;

•	our inability to successfully expand our operations into new territories;

•	the diversion of management’s attention from other business concerns; and

•	an excess of customer loss or loss of key employees from the acquired business.

In addition, acquisitions may be dilutive to earnings and distributions to unitholders and any additional debt incurred to finance acquisitions may among other things, affect our ability to make distributions to our unitholders.

Because of the highly competitive nature of the retail home heating oil industry, we may not be able to retain existing customers or acquire new customers, which would have an adverse impact on our operating results and financial condition.

If the home heating oil business is unable to compete effectively, we may lose existing customers or fail to acquire new customers, which would have a material adverse effect on our results of operations and financial condition.

We compete with heating oil distributors offering a broad range of services and prices, from full service distributors, like us, to those offering delivery only. Competition with other companies in the home heating oil industry is based primarily on customer service and price. It is customary for companies to deliver home heating oil to their customers based upon weather conditions and historical consumption patterns, without the customer making an affirmative purchase decision. Most companies provide home heating equipment repair service on a 24-hour-per-day basis. In some cases, homeowners have formed buying cooperatives to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. As a result of these factors, it may be difficult to acquire new customers.

We can make no assurances that we will be able to compete successfully. If competitors continue to increase market share by reducing their prices, as we believe occurred recently, our operating results and financial condition could be materially and adversely affected. We also compete for customers with suppliers of alternative energy products, principally natural gas. Competition from alternative energy sources has been increasing as a result of reduced regulation of many utilities, including natural gas and electricity, and the high price of oil. We could face additional price competition from electricity and natural gas as a result of deregulation in those industries. Over the past five years, conversions by the heating oil segment’s customers from heating oil to natural gas have averaged approximately 1% per year.

The continuing unprecedented rise in the price of heating oil has intensified price competition, which has adversely impacted our product margins and added to our difficulty in reducing customer attrition. We believe our attrition rate has risen not only because of increased price competition related to the rise in oil prices, but also because of operational problems. Prior to the 2004 winter heating season, we attempted to develop a competitive advantage in customer service and, as part of that effort, centralized a majority of our heating equipment service dispatch and engaged a centralized call center to fulfill telephone requirements for the majority of our home heating oil customers. We experienced difficulties in advancing this initiative during fiscal 2004 and 2005, which adversely impacted our customer base and costs. In fiscal 2004 and 2005 the customer experience was below the level associated with other premium service providers and below the level of service provided by us in prior years.

We believe that we have identified the problems associated with these centralization efforts and are taking steps to address these issues We expect that high net attrition rates may continue through fiscal 2006 and perhaps beyond and even to the extent that the rate of attrition can be halted, attrition in prior fiscal years will adversely impact net income in the future.

Energy efficiency and new technology may reduce the demand for our products and adversely affect our operating results.

Increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, have adversely affected the demand for our products by retail customers. Future conservation measures or technological advances in heating, conservation, energy generation or other devices might reduce demand and adversely affect our operating results.

We are subject to operating and litigation risks that could adversely affect our operating results whether or not covered by insurance.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing customers with home heating oil. As a result, we may be a defendant in legal proceedings and litigation arising in the ordinary course of business.

We maintain insurance policies with insurers in amounts and with coverage and deductibles as we believe are reasonable. However, there can be no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for remediation costs and personal and property damage or that these levels of insurance will be available in the future at economical prices.

Our insurance reserves may not be adequate to cover actual losses.

We self-insure a portion of workers’ compensation, automobile and general liability claims. We establish reserves based upon expectations as to what our ultimate liability will be for these claims using developmental factors based upon historical claim experience. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2005, we had approximately $33.8 million of insurance reserves and had issued $43.8 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on our results of operations.

We are the subject of a number of class action lawsuits alleging violation of the federal securities laws, which if decided adversely, could have a material adverse effect on our financial condition.

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et al, No. 3:04-cv-01766-IBA, et al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court: (1) Feit v. Star Gas, et al. Civil Action No. 04-1832 (filed on 10/29/2004), (2) Lila Gold vs. Star Gas, et al, Civil Action No. 04-1791 (filed on 10/22/2004), (3) Jagerman v. Star Gas, et al, Civil Action No. 04-1855 (filed on 11/3/2004), (4) McCole, et al v. Star Gas, et al, Civil Action No. 04-1859 (filed on 11/3/2004), (5) Prokop vs. Star Gas, et al, Civil Action No. 04-1785 (filed on 10/22/2004), (6) Seigle v. Star Gas, et al, Civil Action No. 04-1803 (filed on 10/25/2004), (7) Strunk v. Star Gas, et al, Civil Action No. 04-1815 (filed on 10/27/2004), (8) Harriette S. & Charles L. Tabas Foundation vs. Star Gas, et al, Civil Action No. 04-1857 (filed on 11/3/2004), (9) Weiss v. Star Gas, et al, Civil Action No. 04-1807 (filed on 10/26/2004), (10) White v. Star Gas, et al, Civil Action No. 04-1837 (filed on 10/9/2004), (11) Wood vs. Star Gas et al, Civil Action No. 04-1856 (filed on 11/3/2004), (12) Yopp vs. Star Gas, et al, Civil Action No. 04-1865 (filed on 11/3/2004), (13) Kiser v. Star Gas, et al, Civil Action No. 04-1884 (filed on 11/9/2004), (14) Lederman v. Star Gas, et al, Civil Action No. 04-1873 (filed on 11/5/2004), (15) Dinkes v. Star Gas, et al, Civil Action No. 04-1979 (filed 11/22/2004) and (16) Gould v. Star Gas, et al, Civil Action No. 04-2133 (filed on 12/17/2004) (including the Carter Complaint, collectively referred to herein as the “Class Action Complaints”). The class actions have been consolidated into one action entitled In re Star Gas Securities Litigation, No 3:04cv1766 (JBA).

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 promulgated thereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’ heating oil segment’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil segment; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections

11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), and the Federal Rules of Civil Procedure. Plaintiffs filed their response to defendants’ motions to dismiss on or about November 23, 2005 and defendants are scheduled to file their reply briefs on or about December 20, 2005. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

The home heating oil business is subject to a wide range of federal and state laws and regulations related to environmental and other regulated matters. We have implemented environmental programs and policies designed to avoid potential liability and costs under applicable environmental laws. It is possible, however, that we will experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New environmental regulations might adversely impact operations, including underground storage and transportation of home heating oil. In addition, there are environmental risks inherently associated with home heating oil operations, such as the risks of accidental release or spill. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons. Before August 2006, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million.

In our acquisition of Meenan, we assumed all of Meenan’s environmental liabilities.

In our acquisition of Meenan Oil Company, or “Meenan,” in August 2001, we assumed all of Meenan’s environmental liabilities, including those related to the cleanup of contaminated properties, in consideration of a reduction of the purchase price of $2.7 million. Subsequent to closing, we established an additional reserve of $2.3 million to cover potential costs associated with remediating known environmental liabilities, bringing the total reserve to $5.0 million. To date, remediation expenses against this reserve have totaled $3.1 million. While we believe this reserve is adequate, it is possible that the extent of the contamination at issue or the expense of addressing it could exceed our estimates and thus the costs of remediating these known liabilities could materially exceed the amount reserved.

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

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates, on the one hand, and the Partnership or any of the limited partners, on the other hand. As a result of these conflicts the general partner may favor its own interests and those of its affiliates over the interests of the unitholders. The nature of these conflicts is ongoing and includes the following considerations:

•	Except for Irik P. Sevin, who is subject to a non-competition agreement, the general partner’s affiliates are not prohibited from engaging in other business or activities, including direct competition with us.

•	The general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and reserves, each of which can impact the amount of cash, if any, available for distribution to unitholders, and available to pay principal and interest on debt.

•	The general partner controls the enforcement of obligations owed to the Partnership by the general partner.

•	The general partner decides whether to retain separate counsel, accountants or others to perform services for the Partnership.

•	In some instances the general partner may borrow funds in order to permit the payment of distributions to unitholders.

The risk of global terrorism and political unrest may adversely affect the economy and the price and availability of home heating oil and have a material adverse effect on our business, financial condition, and results of operations.

Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and political unrest in the Middle East may adversely impact the price and availability of home heating oil, our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on the heating oil industry in general, and on our business in particular, is not known at this time. An act of terror could result in disruptions of crude oil supplies and markets, the source of home heating oil, and its facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport home heating oil if our normal means of transportation become damaged as a result of an attack. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity could likely lead to increased volatility in prices for home heating oil. Insurance carriers are routinely excluding coverage for terrorist activities from their normal policies, but are required to offer such coverage as a result of new federal legislation. We have opted to purchase this coverage with respect to our property and casualty insurance programs. This additional coverage has resulted in additional insurance premiums.

The impact of hurricanes and other natural disasters could cause disruptions in supply and have a material adverse effect on our business, financial condition and results of operations.

Hurricanes, particularly in the Gulf of Mexico, and other natural disasters may cause disruptions in the supply chains for home heating oil and other petroleum products. Disruptions in supply could have a material adverse effect on our business, financial condition and results of operations, causing an increase in wholesale prices and decrease in supply.

Cash distributions (if any) are not guaranteed and may fluctuate with performance and reserve requirements.

Because distributions on the common and subordinated units are dependent on the amount of cash generated, distributions may fluctuate based on our performance. The actual amount of cash that is available will depend upon numerous factors, including:

•	profitability of operations;

•	required principal and interest payments on debt;

•	debt covenants

•	margin account requirements;

•	cost of acquisitions;

•	issuance of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves;

•	prevailing economic conditions;

•	financial, business and other factors; and

•	increased pension funding requirements

Most of these factors are beyond the control of the general partner.

The partnership agreement gives the general partner discretion in establishing reserves for the proper conduct of our business. These reserves will also affect the amount of cash available for distribution. The general partner may establish reserves for distributions on the senior subordinated units only if those reserves will not prevent the Partnership from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters.

On October 18, 2004, we announced that we would not pay a distribution on the common units as a result of the requirements of our bank lenders. We had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004. The revolving credit facility and the indenture for the MLP Notes both impose certain restrictions on our ability to pay distributions to unitholders. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future. See “Recapitalization.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We provide services to our customers from 19 principle operating locations and 47 depots, 29 of which are owned and 37 of which are leased, in 32 marketing areas in the Northeast and Mid-Atlantic regions of the United States. As of September 30, 2005, we had a fleet of 1,049 truck and transport vehicles, the majority of which were owned and 1,245 services vans, the majority of which are leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our credit facility are secured by liens and mortgages on substantially all of the Partnership’s and subsidiaries real and personal property.

ITEM 3. LEGAL PROCEEDINGS – LITIGATION

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et al, No. 3:04-cv-01766-IBA, et.al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court: (1) Feit v. Star Gas, et al. Civil Action No. 04-1832 (filed on 10/29/2004), (2) Lila Gold vs. Star Gas, et al, Civil Action No. 04-1791 (filed on 10/22/2004), (3) Jagerman v. Star Gas, et al, Civil Action No. 04-1855 (filed on 11/3/2004), (4) McCole, et al v. Star Gas, et al, Civil Action No. 04-1859 (filed on 11/3/2004), (5) Prokop vs. Star Gas, et al, Civil Action No. 04-1785 (filed on 10/22/2004), (6) Seigle v. Star Gas, et al, Civil Action No. 04-1803 (filed on 10/25/2004), (7) Strunk v. Star Gas, et al, Civil Action No. 04-1815 (filed on 10/27/2004), (8) Harriette S. & Charles L. Tabas Foundation vs. Star Gas, et al, Civil Action No. 04-1857 (filed on 11/3/2004), (9) Weiss v. Star Gas, et al, Civil Action No. 04-1807 (filed on 10/26/2004), (10) White v. Star Gas, et al, Civil Action No. 04-1837 (filed on 10/9/2004), (11) Wood vs. Star Gas et al, Civil Action No. 04-1856 (filed on 11/3/2004), (12) Yopp vs. Star Gas, et al, Civil Action No. 04-1865 (filed on 11/3/2004), (13) Kiser v. Star Gas, et al, Civil Action No. 04-1884 (filed on 11/9/2004), (14) Lederman v. Star Gas, et al, Civil Action No. 04-1873 (filed on 11/5/2004), (15) Dinkes v. Star Gas, et al, Civil Action No. 04-1979 (filed 11/22/2004) and (16) Gould v. Star Gas, et al, Civil Action No. 04-2133 (filed on 12/17/2004) (including the Carter Complaint, collectively referred to herein as the “Class Action Complaints”). The class actions have been consolidated into one action entitled In re Star Gas Securities Litigation, No 3:04cv1766 (JBA).

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 promulgated thereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’s heating oil segment’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil segment; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), and the Federal Rules of Civil Procedure. Plaintiffs filed their response to defendants’ motions to dismiss on or about November 23, 2005 and defendants are scheduled to file their reply briefs on or about December 20, 2005. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as propane and home heating oil.

As a result, at any given time we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use our products. In the opinion of management, except as described above we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity.

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

The Partnership’s senior subordinated units began trading on the NYSE on March 29, 1999 under the symbol “SGH.” The senior subordinated units became eligible to receive distributions in February 2000, and the first distribution was made in August 2000. The following tables set forth the high and low closing price ranges for the common and senior subordinated units and the cash distribution declared on each unit for the fiscal 2004 and 2005 quarters indicated.

	SGU - Common Unit Price Range				Distributions Declared per Unit
	High		Low
	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2005
Quarter Ended
December 31,	$24.93	$22.23	$21.79	$4.32	$0.575	$—
March 31,	$25.59	$7.22	$22.85	$3.11	$0.575	$—
June 30,	$25.53	$4.11	$20.00	$1.94	$0.575	$—
September 30,	$24.25	$3.64	$20.54	$2.39	$0.575	$—

	SGH - Sr. Subordinated Unit Price Range				Distributions Declared per Unit
	High		Low
	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2005
Quarter Ended
December 31,	$21.60	$14.05	$20.01	$2.31	$0.575	$—
March 31,	$23.80	$4.42	$20.45	$2.05	$0.575	$—
June 30,	$23.90	$4.60	$18.75	$1.15	$0.575	$—
September 30,	$22.65	$3.35	$12.62	$2.12	$—	$—

As of September 30, 2005, there were approximately 599 holders of record of common units, and approximately 104 holders of record of senior subordinated units.

On October 18, 2004, we announced that we would not pay a distribution on our common units. We had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004. We did not pay a distribution on any outstanding units in fiscal 2005. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future. While we hope to position ourselves to pay some regular distribution on the common units in future years, of which there can be no assurance, it is considerable less likely that regular distributions will ever resume on the senior subordinated units because of their subordination terms. As of November 25, 2005 there are arrearages aggregating five minimum quarterly distributions on our common units amounting to approximately $92.5 million No distribution may be made on our senior subordinated notes until these arrearages have been paid. For more information on the relative rights and preferences of the senior subordinated units, see the Partnership’s Agreement of Limited Partnership, which is incorporated by reference in this Annual Report as described in Item 15. On December, 9, 2005, the closing price of SGU-common unit was $2.19 per unit and the closing price of SGH-senior subordinated unit was $2.15 per unit.

There is no established public trading market for the Partnership’s 345,364 Junior Subordinated Units and 325,729 general partner units.

In general, we had distributed to our partners, on a quarterly basis, all of our Available Cash in the manner described below. Available Cash is defined for any of the Partnership’s fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters. We did not pay a distribution on any outstanding units during fiscal 2005.

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

The revolving credit facility and the indenture for the MLP Notes both impose certain restrictions on our ability to pay distributions to unitholders. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future.

If the proposed recapitalization occurs, our Agreement of Limited Partnership will be amended to provide for no mandatory distributions until after September 30, 2008. See Item 1 “Recapitalization.”

Tax Matters

Star Gas Partners is a master limited partnership and thus not subject to federal income taxes. Instead, our unitholders are required to report for income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make distributions. Accordingly, each common unitholder should consult its own tax advisor in analyzing the federal, state and local tax consequences applicable to their ownership or disposition of our units. Star Gas reports its tax information on a calendar year basis, while financial reporting is based on a fiscal year ending September 30.

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2004 and 2005, and for the years ended September 30, 2003, 2004 and 2005 is derived from the financial statements of the Partnership included elsewhere in this Report. The selected financial data as of September 30, 2001, 2002 and 2003 and for the fiscal years ended September 30, 2001 and 2002 is derived from financial statements of the Partnership not included elsewhere in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2001(c)	2002(c)	2003	2004	2005
Statement of Operations Data:
Sales	$767,959	$790,378	$1,102,968	$1,105,091	$1,259,478
Costs and expenses:
Cost of sales	563,803	546,495	793,543	799,055	983,779
Delivery and branch expenses	142,968	174,030	217,244	232,985	231,581
Depreciation and amortization expenses	28,595	40,444	35,535	37,313	35,480
General and administrative expenses	19,374	17,745	39,763	19,937	43,418
Goodwill impairment charge	—	—	—	—	67,000

Operating income (loss)	13,219	11,664	16,883	15,801	(101,780)
Interest expense, net	(20,716)	(23,843)	(29,530)	(36,682)	(31,838)
Amortization of debt issuance costs	(506)	(1,197)	(2,038)	(3,480)	(2,540)
Gain (loss) on redemption of debt	—	—	212	—	(42,082)

Loss from continuing operations before income taxes	(8,003)	(13,376)	(14,473)	(24,361)	(178,240)
Income tax expense (benefit)	1,200	(1,700)	1,200	1,240	696

Loss from continuing operations	(9,203)	(11,676)	(15,673)	(25,601)	(178,936)
Income (loss) from discontinued operations, net of inc. taxes	2,488	507	19,786	20,276	(4,552)
Gain (loss) on sales of discontinued operations, net of inc. taxes	—	—	—	(538)	157,560
Cumulative effects of changes in accounting principles for discontinued operations:
Adoption of SFAS No. 133	(627)	—	—	—	—
Adoption of SFAS No. 142	—	—	(3,901)	—	—

Income (loss) before cumulative effects of changes in accounting principle for continuing operations	(7,342)	(11,169)	212	(5,863)	(25,928)
Cumulative effects of changes in accounting principle for adoption of SFAS No. 133	2,093	—	—	—	—

Net income (loss)	$(5,249)	$(11,169)	$212	$(5,863)	$(25,928)

Weighted average number of limited partner units:
Basic	22,439	28,790	32,659	35,205	35,821
Diluted	22,552	28,821	32,767	35,205	35,821

Per Unit Data:
Basic and diluted loss from continuing operations per unit (a)	$(0.40)	$(0.40)	$(0.48)	$(0.72)	$(4.95)
Basic and diluted net income (loss) per unit (a)	$(0.23)	$(0.38)	$0.01	$(0.16)	$(0.72)
Cash distribution declared per common unit	$2.30	$2.30	$2.30	$2.30	$—
Cash distribution declared per senior sub. unit	$1.98	$1.65	$1.65	$1.73	$—

Balance Sheet Data (end of period):
Current assets	$185,262	$222,201	$211,109	$234,171	$311,432
Total assets	$898,819	$943,766	$975,610	$960,976	$629,261
Long-term debt	$456,523	$396,733	$499,341	$503,668	$267,417
Partners’ Capital	$198,264	$232,264	$189,776	$169,771	$145,108

Summary Cash Flow Data:
Net Cash provided by (used in) operating activities	$38,078	$18,773	$15,365	$13,669	$(54,915)
Net Cash provided by (used in) investing activities	$(295,885)	$(12,381)	$(48,395)	$6,447	$467,431
Net Cash provided by (used in) financing activities	$263,355	$28,135	$48,049	$(19,874)	$(306,694)

Other Data:
Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) (b)	$43,907	$52,108	$52,630	$53,114	$(108,382)
Heating oil segment’s retail gallons sold	427,168	457,749	567,024	551,612	487,300

(a)	Income (loss) from continuing operations per unit is computed by dividing the limited partners’ interest in income (loss) from continuing operations by the weighted average number of limited partner units outstanding. Net income (loss) per unit is computed by dividing the limited partners’ interest in net income (loss) by the weighted average number of limited partner units outstanding.

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA (Continued)

(b)	EBITDA from continuing operations should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the minimum quarterly distribution. The working capital facility and the senior secured notes, impose certain restrictions on our ability to pay distributions to unitholders. On October 18, 2004, we announced that we would not pay a distribution on the common units. We had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004. We did not pay a distribution on any outstanding units in fiscal 2005. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future. While we hope to position ourselves to pay some regular distribution on the common units in future years, of which there can be no assurance, it is considerably less likely that regular distributions will ever resume on the senior subordinated units because of their subordination terms. See Item 1 “Recapitalization.”

The definition of “EBITDA” set forth above may be different from that used by other companies. EBITDA from continuing operations is calculated for the fiscal years ended September 30 as follows:

(in thousands)	2001	2002	2003	2004	2005
Loss from continuing operations	$(9,203)	$(11,676)	$(15,673)	$(25,601)	$(178,936)
Cumulative effects of changes in accounting principle for adoption of SFAS No. 133 for continuing operations	2,093	—	—	—	—
Plus:
Income tax expense (benefit)	1,200	(1,700)	1,200	1,240	696
Amortization of debt issuance cost	506	1,197	2,038	3,480	2,540
Interest expense, net	20,716	23,843	29,530	36,682	31,838
Depreciation and amortization	28,595	40,444	35,535	37,313	35,480

EBITDA from continuing operations	$43,907	$52,108	$52,630	$53,114	$(108,382)

(c)	Our results for fiscal years ended September 30, 2001 and 2002 do not reflect the impact of the provisions of SFAS No. 142.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the recapitalization, the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to effect strategic acquisitions or redeploy assets, the ultimate disposition of Excess Proceeds from the sale of the propane segment, the impact of litigation, the impact of the business process redesign project at the heating oil segment and our ability to address issues related to that project, our ability to contract for our future supply needs, natural gas conversions, future union relations and outcome of current union negotiations, the impact of future environmental, health, and safety regulations, customer credit worthiness, and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors,” “Business Initiatives and Strategy,” and “Business Outlook Fiscal 2006.” Without limiting the foregoing the words “believe”, “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

In analyzing our financial results, the following matters should be considered.

The following is a discussion of the historical condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Report. We completed the sale of our TG&E segment in March 2004 and propane segment in December 2004. The following discussion reflects the historical results for the TG&E segment and propane segment as discontinued operations.

Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter (October through December) and 45% of our volume in the second fiscal quarter (January through March) of each year, the peak heating season, because heating oil is primarily used for space heating in residential and commercial buildings. We generally realize net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is not only affected by weather patterns but also by changes in customer mix. For example, sales to our residential variable customers ordinarily generate higher margins than sales to our other customer groups, such as residential protected or commercial customers. In addition, our gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Summary of Significant Events and Developments

•	Sale of propane segment

•	New Credit Facility

•	Unitholder suit

•	Goodwill Write-down

•	MLP Notes

•	Departure of Chairman and CEO

•	Home Heating Oil Price Volatility

•	Customer attrition

•	Operating expense /control

•	Recapitalization

Sale of propane segment

In December 2004 we completed the sale of our propane segment to Inergy for a cash purchase price of $481.3 million and recognized a gain of approximately $157 million from the sale after closing costs of approximately $14 million. $311 million of the proceeds from the sale were used to repurchase senior secured notes and first mortgage notes of the heating oil segment and propane segment, together with associated prepayment premiums, accrued interest and the amounts then outstanding under the propane segment’s working capital facility. Our propane segment represented approximately 24% and 20% of our total revenue in fiscal 2004 and 2003, respectively, and 64% of our operating income in each of fiscal 2004 and 2003. The historical results of the propane segment are reflected as discontinued operations in our consolidated financial statements.

New Credit Facility

On December 17, 2004 we executed a new $260 million revolving credit facility with a group of lenders led by J.P. Morgan Chase Bank, N.A. This new facility provides us the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) and replaced the heating oil segment’s existing $235 million credit facility. Fees and expenses totaling approximately $8.0 million were incurred in connection with consummating the new facility. On November 3, 2005, the revolving credit facility was amended to increase the facility size by $50 million to $310 million for the peak winter months from December through March of each year. Obligations under the new revolving credit facility are secured by liens on substantially all of the assets of the Partnership, the heating oil segment and its subsidiaries.

Unitholder Suit

In October 2004, a purported class action lawsuit was filed against the Partnership and various subsidiaries and current and former officers and directors. Subsequently, 16 additional class action complaints alleging the same or substantially similar claims were filed in the same district court. The complaints generally allege that the Partnership violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The court has consolidated the class action complaints and appointed a lead plaintiff. On September 23, 2005 we filed motions to dismiss. Plaintiffs replied to these motions on November 23, 2005 and we expect to file our reply briefs on or about December 20, 2005. In the interim, discovery in the matter remains stayed. We intend to continue to defend against this purported class action lawsuit vigorously.

Goodwill Write-down

During the second quarter of fiscal 2005 we incurred a non-cash goodwill impairment charge of $67 million at the heating oil segment as a result of triggering events that occurred during the second quarter of 2005. These triggering events included a significant decline in our unit price and the determination that operating results for fiscal 2005 would be significantly lower than previously expected.

MLP Notes

In accordance with the terms of the indenture relating to the Partnership’s 10 1/4% Senior Notes (“MLP Notes”), we are permitted within 360 days of the sale, to apply the net proceeds (the “Net Proceeds”) of the sale of the propane segment either to reduce indebtedness (and reduce any related commitment) of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the business of the Partnership or any of its subsidiaries as in effect on the issue date of the MLP Notes (the “Issue Date”) or any business related, ancillary or complementary to any of the businesses of the Partnership on the Issue Date (each a “Permitted Use” and collectively the “Permitted Uses”). To the extent any Net Proceeds that are not so applied exceed $10 million (“Excess Proceeds”), the indenture requires us to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase. At September 30, 2005, the amount of Net Proceeds in excess of $10 million not yet applied toward a Permitted Use totaled $93.2 million. As of December 2, 2005 all Excess Proceeds were applied toward a Permitted Use. We understand, based on informal communications, that certain holders of MLP Notes may take the position that the use of Net Proceeds to invest in working capital assets is not a Permitted Use under the indenture. We disagree with this position and have communicated our disagreement with these noteholders. However, if our position is challenged and we are unsuccessful in defending our position, this would constitute an event of default under the indenture if declared either by the holders of 25% in principal amount of the senior notes or by the trustee. In such event, all amounts due under the senior notes would become immediately due and payable, which would have a material adverse effect on our ability to continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements as of September 30, 2005 and 2004, and for the three years ended September 30, 2005, includes an explanatory paragraph with respect to the impact of this matter on our ability to continue as a going concern if this matter is resolved adversely to us. We have reached an agreement with the holders of 94% in aggregate principal amount of the senior notes to resolve this matter, which is subject to our completing the proposed recapitalization, of which there can be no assurance. See “Recapitalization” below.

Departure of Chairman and CEO

On March 7, 2005 (“the Termination Date”), Star Gas LLC and Mr. Irik P. Sevin entered into a letter agreement and general release (the “Agreement”). In accordance with the Agreement, Mr. Sevin resigned from employment as the Chairman and Chief Executive Officer and President of Star Gas LLC (and its subsidiaries) under the employment agreement between Mr. Sevin and Star Gas LLC dated as of September 30, 2001. In addition, under terms of the agreement Mr. Sevin transferred his member interests in Star Gas LLC to a voting trust of which Mr. Sevin is one of three trustees. Under the terms of the voting trust, those interests will be voted in accordance with the decision of a majority of the trustees. Pursuant to the Agreement, Mr. Sevin is entitled to an annual consulting fee totaling $395,000 for a period of five years following the Termination Date. In addition, the Agreement provides for Mr. Sevin to receive a retirement benefit equal to $350,000 per year for a 13 year period beginning with the month following the five year anniversary of the Termination Date. At March 31, 2005, we recorded a liability for $4.2 million, which represents the present value of the cost of the agreement.

Home Heating Oil Price Volatility

The wholesale price of heating oil, like any other market commodity, is generally set by the economic forces of supply and demand. Rapid global expansion is fueling an ever-increasing demand for oil. Home heating oil prices are closely linked to the price refiners pay for crude oil because crude oil is the principal cost component of home heating oil. Crude oil is bought and sold in the international marketplace and as such is subject to the economic forces of supply and demand worldwide. The United States imports more than 60% of the petroleum products it consumes. The wholesale cost of home heating oil as measured by the New York Mercantile Exchange (“Nymex”) at September 30, 2005, 2004 and 2003 was $2.06, $1.39 and $0.78, respectively

The current marketplace for petroleum products including home heating oil has been extremely volatile. In a volatile market even small changes in supply or demand can dramatically affect prices. The changes we have seen this past year and continue to experience have been significant. Heating oil prices are subject to price fluctuations if demand rises sharply because of excessively cold weather and/or disruptions at refineries and instability in key oil producing regions. Ultimately, increases in wholesale prices are, in most instances, borne by our customers. Because of these high prices we have experienced increased attrition in our customer base and a decrease in heating oil volume sold per customer (“conservation”). For fiscal 2005, over 75% of our revenue is attributable to the retail sale and delivery of home heating oil. About half of our retail sales of home heating oil are to customers who agree to pay a fixed or maximum price per gallon for each delivery over the next twelve months (protected price customers). The remaining retail sales are to customers that pay a variable price based principally on the daily spot price plus our profit margin.

We mitigate our exposure to our price protected customers in a volatile market by hedging our fixed and maximum price sales through the purchase of exchange traded options and futures, and over the counter options and swaps, and we mitigate our exposure to variable priced customers, in most instances, by passing through higher home heating oil costs directly to such customers.

Customer attrition

Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of net customer attrition. The gain of a new customer does not fully compensate for the loss of an existing customer during the first year because of the expenses that must be incurred to acquire a new customer and the higher attrition rate associated with new customers. Gross customer losses are the result of a number of factors, including price competition, move-outs, and service issues. When a customer moves out of an existing home we count the “move out” as a loss and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Gross customer gains and gross customer losses for fiscal 2003, 2004 and 2005 is found below:

	Fiscal Year Ended
Description	2003	2004	2005
Gross Customer Gains	71,800	67,400	63,800
Gross Customer Losses	(78,800)	(100,500)	(98,900)

Net Customer Loss	(7,000)	(33,100)	(35,100)

Net customer attrition as a percent of the home heating oil customer base for fiscal 2003, 2004, and 2005 is found below:

	Fiscal Year Ended
Description	2003	2004	2005
Gross Customer Gains	14.9%	13.1%	12.9%
Gross Customer Losses	(16.4)%	(19.5)%	(20.0)%

Net Customer Attrition	(1.5)%	(6.4)%	(7.1)%

Net home heating oil customers accounts added (lost) for fiscal 2003, 2004, and 2005 by quarter is as follows:

Quarter Ended	Fiscal 2003	Fiscal 2004	Fiscal 2005
December 31	3,500	(3,300)	(2,000)
March 31	(3,700)	(8,600)	(9,900)
June 30	(5,900)	(10,300)	(7,400)
September 30	(900)	(10,900)	(15,800)

TOTAL	(7,000)	(33,100)	(35,100)

We experienced net customer attrition of 7.1% in fiscal 2005. This compares to net attrition of 6.4% and 1.5% in fiscal 2004 and 2003, respectively. This increase in net customer attrition for both fiscal 2004 and 2005 can be attributed to: (i) a combination of the effect of our premium service/premium price strategy during a volatile period when customer price sensitivity increased due to high energy prices; (ii) our decision in fiscal 2005 to maintain reasonable profit margins going forward in spite of competitors’ aggressive pricing tactics; (iii) the lag effect of customer attrition related to service and delivery problems experienced in prior fiscal years; (iv) continued customer dissatisfaction with the centralization of customer care; and (v) tightened customer credit standards.

If wholesale prices remain high, we believe the risk of customer losses due to credit problems, especially for commercial customers, may increase and bad debt expense will also increase. We have continued to experience net customer attrition during fiscal 2006. For the period from October 1 to November 30, 2005 we lost 4,315 accounts (net ) or 0.9% of our home heating oil customer base as compared to the period from October 1 to November 30, 2004 in which we gained 530 accounts (net) or 0.1% of our customer base.

For fiscal 2005, we lost approximately 35,100 accounts (net) or 2,000 more than the 33,100 accounts (net) lost in fiscal 2004. This increased loss of 2,000 accounts is largely due to the factors described above as well as losses of fixed price accounts that were renewed at a low fixed price in the summer and fall of 2004, as the heating oil segment, in an attempt to retain customers, did not raise prices sufficiently to offset the increase in the cost of home heating oil and which chose not to renew at higher prices in fiscal 2005. During the three months ended September 30, 2005, we lost 15,800 accounts (net) or 3.2% of our home heating oil customer base, as compared to the three months ended September 30, 2004 in which we lost 10,900 accounts (net) or 2.1% of its home heating oil customer base. This increased loss of 4,900 accounts is largely due to losses attributable to accounts that were renewed at a low fixed price in the summer and fall of 2004 and who chose not to renew at higher prices in fiscal 2005. We cannot predict whether this trend will continue. Over the past several months, we have modified our marketing plan and are seeking to increase the home heating oil product margins realized on new accounts as well as some of our less profitable accounts. We anticipate that while this program could improve net income and lower marketing expenses, fewer new accounts will likely be added which will result in higher net customer attrition in the near term.

Prior to the fiscal 2004 winter heating season, we attempted to develop a competitive advantage in customer service through a business process redesign project and, as part of that effort, centralized our heating equipment service and oil dispatch functions and engaged a centralized customer care center to fulfill our telephone requirements for a majority of our home heating oil customers. We experienced difficulties in advancing this initiative during fiscal 2004, which adversely impacted the customer base and our costs. The savings from this initiative were less than expected and the costs to operate under the centralized format were greater than originally estimated.

The 6.4% net customer attrition rate in fiscal 2004 was higher than the rate experienced in fiscal 2003 and higher than in the preceding several years. For fiscal 2003, before the full implementation of the business process and redesign project and before the increase in the wholesale price of home heating oil, we experienced annual net customer attrition of 1.5%.

We believe we have identified the problems associated with our centralization efforts and have addressed these issues by structuring the customer call center (that we sometimes refer to in this Annual Report as the customer care center) into work groups that parallel Petro’s district structure, adding customer retention specialists at the district level, answering a portion of customer calls in two districts, providing continuous in-house training at the customer care center, and establishing a general manager of customer retention. The general manager of customer retention reports directly to the President. Despite these efforts, we continued to experience high net attrition rates in 2005, and we expect that high net attrition rates may continue through fiscal 2006 and perhaps beyond. Even to the extent that the rate of attrition may be halted, the current reduced customer base will adversely impact net income in the future.

The quantitative factors we use to measure the effectiveness of the customer care center and field operations – such as customer satisfaction scores, telephone waiting times and abandonment rates at the customer care center, oil delivery run-outs and heating equipment repair and maintenance response times – have improved meaningfully during fiscal 2005, as compared to the same periods in fiscal 2004 and fiscal 2003.

Operating expense/control

We have implemented a series of cost reduction initiatives in fiscal 2005 including facility consolidations, the reduction of non-essential personnel and the reduction and re-evaluation of certain marketing programs. We believe this will be an ongoing process over the next several months as we continue to review our operating expenses. We believe that operating expenses have been reduced by approximately $10.0 million at the heating oil segment and by approximately $1.3 million at the partners’ level. A portion of these expense reductions were realized during fiscal 2005 and the remainder are expected to be realized in fiscal 2006. In addition, a wage freeze has been implemented for senior management in fiscal 2006.

We renewed our officers’ and directors’ insurance for the policy year beginning April 2005. The annual premium is $2.7 million and represents an increase of $2.2 million over the prior year’s policy.

Recapitalization

On December 2, 2005 the board of directors of Star Gas LLC approved a strategic recapitalization of Star Gas Partners that, if approved by unitholders and completed, would result in a reduction in the outstanding amount of our 101/4% Senior Notes due 2013 ( “Senior Notes”), of between approximately $87 million and $100 million.

The recapitalization includes a commitment by Kestrel Energy Partners, LLC (or “Kestrel”) and its affiliates to purchase $15 million of new equity capital and provide a standby commitment in a $35 million rights offering to our common unitholders, at a price of $2.00 per common unit. We would utilize the $50 million in new equity financing, together with an additional $10 million to $23.1 million from operations, to repurchase at least $60 million in face amount of our Senior Notes and, at our option, up to approximately $73.1 million of Senior Notes. In addition, certain noteholders have agreed to convert approximately $26.9 million in face amount of Senior Notes into newly issued common units at a conversion price of $2.00 per unit in connection with the closing of the recapitalization.

We have entered into agreements with the holders of approximately 94% in principal amount of our Senior Notes which provide that: the noteholders commit to, and will, tender their Senior Notes at par (i) for a pro rata portion of $60 million or, at our option, up to approximately $73.1 million in cash, (ii) in exchange for approximately 13,434,000 new common units at a conversion price of $2.00 per unit (which new units would be acquired by exchanging approximately $26.9 million in face amount of Senior Notes) and (iii) in exchange for new notes representing the remaining face amount of the tendered notes. The principle terms of the new senior notes, such as the term and interest rate are the same as the Senior Notes. The closing of the tender offer is conditioned upon the closing of the transactions under the Kestrel unit purchase agreement, which is discussed below. Upon closing the transaction we will incur a gain or loss on the exchange of Senior Notes for common units based on the difference between the $2.00 per unit conversion price and the fair value per unit represented by the per unit price in the open market on the conversion date.

Subject to and until the transaction closing, the noteholders have agreed not to accelerate indebtedness due under the senior notes or initiate any litigation or proceeding with respect to the Senior Notes. The noteholders have further agreed to: waive any default under the indenture; not to tender the Senior Notes in the change of control offer which will be required to be made following the closing of the transactions under the unit purchase agreement with Kestrel; and to consent to certain amendments to the existing indenture. The agreement with the noteholders further provides for the termination of its provisions in the event that the Kestrel unit purchase agreement is no longer in effect. The understandings and agreements contemplated by these transactions will terminate if the transaction does not close prior to April 30, 2006.

We believe the proposed recapitalization would substantially strengthen our balance sheet and thereby assist us in meeting our liquidity and capital requirements, which we believe would improve our future financial performance and as a result enhance unitholder value. In addition to enhancing unitholder value, we believe we will be able to operate more efficiently going forward with less long-term debt.

As part of the recapitalization transaction, we have entered into a definitive unit purchase agreement with Kestrel and its affiliates, which provides for, among other things: the receipt by us of $50 million in new equity financing through the issuance to Kestrel’s affiliates of 7,500,000 common units at $2.00 per unit for an aggregate of $15 million and the issuance of an additional 17,500,000 common units in a rights offering to our common unitholders at an exercise price of $2.00 per unit for an aggregate of $35 million. The rights will be non-transferable, and an affiliate of Kestrel has agreed to buy any common units not subscribed for in the rights offering. Under the terms of the unit purchase agreement, Kestrel Heat, LLC, or Kestrel Heat, a wholly owned subsidiary of Kestrel, will become our new general partner and Star Gas LLC, our current general partner, will receive no consideration for its removal as general partner.

In addition, the unit purchase agreement provides for the adoption of a second amended and restated agreement of limited partnership that will, among other matters:

•	provide for the mandatory conversion of each outstanding senior subordinated unit and junior subordinated unit into one common unit;

•	change the minimum quarterly distribution to the common units from $0.575 per quarter, or $2.30 per year, to $0.0675 per unit, or $0.27 per year, which shall commence accruing October 1, 2008; and, eliminate all previously accrued cumulative distribution arrearages which aggregated $92.5 million at November 30, 2005;

•	suspend all distributions of available cash by us through the fiscal quarter ending September 30, 2008;

•	reallocate the incentive distribution rights so that, commencing October 1, 2008, the new general partner units in the aggregate will be entitled to receive 10% of the available cash distributed once $.0675 per quarter, or $0.27 per year, has been distributed to common units and general partner units and 20% of the available cash distributed in excess of $0.1125 per quarter, or $.45 per year, provided there are no arrearages in minimum quarterly distributions at the time of such distribution (under our current partnership agreement if quarterly distributions of available cash exceed certain target levels, the senior subordinated units, junior subordinated units and general partner units would receive an increased percentage of distributions, resulting in their receiving a greater amount on a per unit basis than the common units).

The recapitalization is subject to certain closing conditions including, the approval of our unitholders, approval of the lenders under our revolving credit facility, and the successful completion of the tender offer for our Senior Notes.

As a result of the challenging financial and operating conditions that we have experienced since fiscal 2004, we have not been able to generate sufficient available cash from operations to pay the minimum quarterly distribution of $0.575 per unit on our partnership securities. These conditions led to the suspension of distributions on our senior subordinated units, junior subordinated units and general partner units on July 29, 2004 and to the suspension of distributions on the common units on October 18, 2004.

We believe that the proposed amendments to our partnership agreement will simplify our capital structure, provide internally generated funds for future investment and align the minimum quarterly distribution more closely with the levels of available cash from operations that we expect to generate in the future.

Kestrel is a private equity investment firm formed by Yorktown Energy Partners VI, L.P., Paul A. Vermylen, Jr. and other investors. Yorktown Energy Partners VI, L.P. is a New York-based private equity investment partnership, which makes investments in companies engaged in the energy industry. Yorktown affiliates and Mr. Vermylen were investors in Meenan Oil Co. L.P. from 1983 to 2001, during which time Mr. Vermylen served as President of Meenan. Meenan was sold to us in 2001.

It is possible that the units purchased as part of the recapitalization transaction or units purchased by one or more than one 5% unitholder would trigger an IRC Section 382 limitation relating to certain net operating loss carryforwards. An ownership change occurs for purposes of Section 382 when there is a direct or indirect sale or exchange of more than 50% by one or more than one 5% shareholders. If an ownership change has occurred in accordance with Section 382, future limitations in the utilization of net operating losses could be significant. It is possible that the Partnership’s subsidiary, Star/Petro, Inc., will not be able to use any of its currently existing net income tax loss carry forwards in the future.

Business Outlook Fiscal 2006

We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us, and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our estimated results.

We face numerous challenges in fiscal 2006. In particular, it will be difficult to stem the high attrition rates and continued customer conservation that we are currently experiencing, primarily as a result of a volatile and consistently high heating oil commodity market.

Based on our outlook we expect increased global demand for oil and gas in fiscal 2006, particularly as a result of emerging energy consumers such as China and India. This resultant increase in demand may support relatively high heating oil commodity prices.

We believe that our efforts to decentralize a portion of our current service operations by redirecting a portion of our customer calls and empowering our local branches will provide benefits in stemming attrition rates in 2006. In addition, we believe our cost control programs coupled with our increasing discipline in hedging rising commodity price risk for our customer price protected contracts and continued philosophy of maintaining reasonable margins in spite of competitors’ aggressive price tactics should mitigate some of the negative impact associated with the continued high heating oil prices in fiscal 2006. As a result we anticipate that our per-gallon margin may improve over our margins earned in fiscal 2005.

We believe the proposed recapitalization , as described above, if approved by our unitholders and completed, will substantially strengthen our balance sheet and thereby assist us in meeting our liquidity and capital requirements, which we believe will improve our future financial performance and as a result enhance unitholder value. In addition to enhancing unitholder value, we believe we will be able to operate more efficiently going forward with less long-term debt.

In the latter part of fiscal 2006, we intend to pursue asset acquisitions, to the extent permitted in our credit facility, in demographic areas that will enable us to realize margins we consider reasonable in the face of aggressive localized price competition as one way to replace volume lost through attrition. In addition, we may dispose of operations in markets where we are not able to effectively employ our strategy of maintaining reasonable margins. We anticipate using this cash flow, in part, to the extent permitted under our credit facility and MLP Notes, to fund anticipated acquisitions.

Fiscal Year Ended September 30, 2005 (Fiscal 2005)

Compared to Fiscal Year Ended September 30, 2004 (Fiscal 2004)

Statements of Operations by Segment

	Fiscal 2004 (1)			Fiscal 2005 (1)
(in thousands)	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Statements of Operations
Sales:
Product	$921,443	$—	$921,443	$1,071,270	$—	$1,071,270
Installations and service	183,648	—	183,648	188,208	—	188,208

Total sales	1,105,091	—	1,105,091	1,259,478	—	1,259,478
Cost and expenses:
Cost of product	594,153	—	594,153	786,349	—	786,349
Cost of installations and service	204,902		204,902	197,430	—	197,430
Delivery and branch expenses	232,985	—	232,985	231,581	—	231,581
Depreciation & amortization expenses	37,313	—	37,313	35,480	—	35,480
General and administrative	16,535	3,402	19,937	17,376	26,042	43,418
Goodwill impairment charge	—	—	—	67,000	—	67,000

Operating income (loss)	19,203	(3,402)	15,801	(75,738)	(26,042)	(101,780)
Net interest expense	28,038	8,644	36,682	21,780	10,058	31,838
Amortization of debt issuance costs	2,750	730	3,480	1,718	822	2,540
Loss on redemption of debt	—	—	—	24,192	17,890	42,082

Loss from continuing operations before income taxes	(11,585)	(12,776)	(24,361)	(123,428)	(54,812)	(178,240)
Income tax expense (benefit)	1,240	—	1,240	1,756	(1,060)	696

Loss from continuing operations	(12,825)	(12,776)	(25,601)	(125,184)	(53,752)	(178,936)
Income (loss) from discontinued operations	—	20,276	20,276	—	(4,552)	(4,552)
Gain (loss) on sale of segments, net of taxes	—	(538)	(538)	—	157,560	157,560

Net income (loss)	$(12,825)	$6,962	$(5,863)	$(125,184)	$99,256	$(25,928)

(1)	We completed the sale of our TG&E segment during March 2004 and our propane segment as of November 2004.

Volume

For fiscal 2005, retail volume of home heating oil decreased 64.3 million gallons, or 11.7%, to 487.3 million gallons, as compared to 551.6 million gallons for fiscal 2004. Volume of other petroleum products declined by 7.6 million gallons, or 9.3%, to 73.5 million gallons for fiscal 2005, as compared to 81.1 million gallons for fiscal 2004. An analysis of the change in retail volume of home heating oil, which is based on management’s estimates, sampling, and other mathematical calculations (as actual customer consumption patters cannot be precisely determined) is found below:

(in millions of gallons)	Heating Oil Segment
Volume – Fiscal 2004	551.6
Impact of colder temperatures	4.2
Impact of acquisitions	3.2
Net customer attrition	(39.0)
Conservation	(24.5)
Delivery scheduling	(6.0)
Other	(2.2)

Change	(64.3)

Volume – Fiscal 2005	487.3

We believe that the 64.3 million gallon decline in home heating oil volume was due to net customer attrition, which occurred during fiscal 2004 and fiscal 2005, conservation, delivery scheduling, and other factors partially offset by acquisitions. Total degree days in the heating oil segment’s geographic areas of operations were approximately 0.9% greater in fiscal 2005 than in fiscal 2004 and approximately 0.5% greater than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Due to the significant increase in the price per gallon of home heating oil during the year, we believe that customers are using less home heating oil given similar temperatures. Indications based on internal studies suggest that our customers have reduced their consumption by approximately 4.4%. We cannot determine if conservation is a permanent or temporary phenomenon. In addition, we estimate that during fiscal 2005, home heating oil volume was reduced by 6.0 million gallons due to a delivery scheduling variance. We believe that home heating oil volume sold in fiscal 2006 may be substantially less than in fiscal 2005 due to customer attrition, conservation and other factors such as warmer temperatures.

Product Sales

For fiscal 2005, product sales increased $149.8 million, or 16.3%, to $1.071 billion, as compared to $921.4 million for fiscal 2004, as increases in selling prices more than offset a decline in product sales due to lower volume sold. Selling prices during fiscal 2005 were higher due to the increase in wholesale supply costs. Average wholesale supply costs were $1.40 per gallon for fiscal 2005, as compared to $0.94 per gallon for fiscal 2004. The weighted average selling price per gallon was $1.91 per gallon in fiscal 2005 compared to $1.46 in fiscal 2004.

Installation, Service and Other Sales

For fiscal 2005, installation, service and other sales increased $4.6 million, or 2.5%, to $188.2 million compared to $183.6 million in fiscal 2004, as a decline in installation and other sales of $2.8 million was offset by an increase in service revenues of $7.4 million. Over the last several years, the heating oil segment has taken proactive measures, such as modifying service plans and billing strategies, in order to maximize service revenue.

Cost of Product

For fiscal 2005, cost of product increased $192.2 million, or 32.3%, to $786.3 million, compared to $594.2 million for fiscal 2004. This is the result of an increase in the heating oil segment’s average wholesale product cost of $0.46 per gallon, or 49%, to an average of $1.40 per gallon for fiscal 2005, from an average of $0.94 per gallon for fiscal 2004. In an effort to reduce net customer attrition, we delayed increasing our selling price to certain customers whose price plan agreements expired during the July to September 2004 time period. This decision negatively impacted gross profit by an estimated $2.8 million in fiscal 2005, primarily during the first quarter of fiscal 2005.

During fiscal 2005, product cost was adversely impacted by $3.4 million due to a delay in hedging the price of product for certain residential protected price customers due to cash constraints under our previous credit agreement. Cost of product was also adversely impacted by $1.6 million associated with not hedging the price of product for certain residential price protected customers that were incorrectly coded as variable customers. This coding error was corrected in December 2004. Home heating oil per gallon margins for the year ended September 30, 2005 declined by 1.3 cents per gallon, compared to fiscal 2004 due to an increase in the percentage of volume sold to lower margin residential price protected customers, the delay in increasing the selling price to customers whose price plans expired during the July to September 2004 time period and the aforementioned hedging issues concerning price protected customers. Gross profit from product sales decreased $38.2 million in fiscal 2005 due to the margins associated with lower sales volume and $4.2 million due to lower per gallon margins (which includes $2.8 million delay in price increases previously described) for the volume sold in fiscal 2005 compared to fiscal 2004.

Our customer base is comprised of three types of customers, residential variable, residential protected price and commercial/industrial. The selling price for a residential variable customer generally has the highest per gallon gross profit margin. In an effort to retain existing customers and attract new customers, we have offered and currently are offering discounts that negatively impact the average per gallon gross profit margins. Currently, these discounts are being offered to residential variable and price protected customers. Over time, we will try to reduce these discounts and increase the per gallon gross profit margin. If we are not successful in reducing these discounts, per gallon gross profit margins may further decline. Due to the greater price sensitivity of residential protected price customers, the per gallon margins realized from that customer segment generally are less than variable priced residential customers. Commercial/industrial customers are characterized as large volume users and contribute the lowest per gallon margin.

The percentage of home heating oil volume sold to residential protected price customers increased to approximately 48% of total home heating oil volume sales during fiscal 2005, as compared to 43% for fiscal 2004. Accordingly, the percentage of home heating oil volume sold to residential variable customers decreased to approximately 36% for fiscal 2005, as compared to 40% for fiscal 2004. During fiscal 2005, sales to commercial/industrial customers represented approximately 16% of total home heating oil volume sales, unchanged from fiscal 2004. Rising energy costs have increased consumer interest in price protection. If wholesale supply costs remain volatile and/or at historically high levels, per gallon profit margins and results could continue to be adversely impacted.

Cost of Installations and Service

For fiscal 2005, cost of installations and service decreased $7.5 million, or 3.6%, to $197.4 million, as compared to $204.9 million for fiscal 2004. This reduction was due to a lower level of variable installation costs of $2.0 million attributable to the lower level of installation sales and a $5.5 million decline in service expenses. Service expenses decreased due to a contraction in costs resulting from servicing a smaller customer base, warmer temperatures during the peak heating season, which reduced the frequency of service calls, and an improvement in the scheduling of preventative maintenance service calls which lowered overtime hours. The loss realized from service (including installations) improved by $12.1 million from a $21.3 million loss for fiscal 2004 to a $9.2 million loss for fiscal 2005. When measured on a per gallon of home heating oil sold basis, the loss from service improved by 2.0 cents per gallon from 3.9 cents per gallon for fiscal 2004 to 1.9 cents for fiscal 2005.

Delivery and Branch Expenses

For fiscal 2005, delivery and branch expenses decreased $1.4 million or 0.6% to $231.6 million compared to $233.0 million of expenses incurred in fiscal 2004. Bad debt expense, credit card processing fees and collection expenses all increased, primarily due to the increase in product sales dollars. Delivery costs were also higher due to the rise in vehicle fuel costs. In total, delivery and branch expenses increased by $4.9 million due to the increase in bad debt expense, credit card processing fees, collection expenses, and fuel costs. Delivery and branch expenses also increased by approximately $5.9 million due to wage and benefit increases. These delivery and branch expense increases were offset by a reduction in operating costs due to the variable nature of certain delivery and operating expenses such as direct delivery expense, which decreased with lower volume. On a cents per gallon basis, operating costs increased 5.3 cents per gallon, or 12.6%, from 42.2 cents per gallon for fiscal 2004 to 47.5 cents per gallon for fiscal 2005. The 5.3 cent per gallon increase was due to higher bad debt and collection expenses, wage and benefit increases, and the inability to reduce certain fixed expenses commensurate with a reduction in home heating oil volume of 11.7%.

Depreciation and Amortization

For fiscal 2005, depreciation and amortization expenses declined by $1.8 million, or 4.9%, to $35.5 million, as compared to $37.3 million for fiscal 2004 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

During fiscal 2005, general and administrative expenses increased by $23.5 million, or 117.8%, to $43.4 million, compared to $19.9 million for fiscal 2004. At the partners’ level, general and administrative expenses increased $22.6 million from $3.4 million in fiscal 2004 to $26.0 million in fiscal 2005 due to $7.5 million in bridge financing fees, $4.4 million of legal expenses incurred relating to defending several purported class action lawsuits, legal and professional fees associated with exploring several refinancing alternatives, legal expense attributable to inquiries from regulatory agencies, an increase in officers and directors insurance of $1.1 million, $4.1 million in expenses for compliance with Sarbanes-Oxley, $3.8 million in expense relating to separation agreements entered into with the former Chief Executive Officer, Chief Financial Officer, and Chief Marketing Officer of the Partnership, and $1.7 million higher compensation expense associated with unit appreciation rights. (In fiscal 2004 and fiscal 2005, the decline in the unit price for senior subordinated units resulted in reversing previously recorded expenses of $3.9 million and $2.2 million, respectively.) The separation agreement with Irik Sevin, the former CEO ($3.1 million), was fully accrued during fiscal 2005 and will be paid over an extended period of time. At the heating oil segment, general and administrative expenses increased by $0.8 million, or 5.1%, to $17.4 million for the fiscal 2005, compared to $16.5 million for fiscal 2004. This increase was due primarily to $3.4 million of expenses and fees associated with certain bank amendments and waivers on our previous credit facility obtained during the first fiscal quarter of 2005, offset in part by lower business process improvement expenses of $1.4 million and a reduction in compensation and benefit expense of $1.2 million.

Goodwill Impairment Charge

During the second quarter of fiscal 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included our determination in February 2005 of significantly lower than expected operating results for fiscal 2005 and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, we completed an interim SFAS No. 142 impairment review with the assistance of a third party valuation firm as of February 28, 2005. This review resulted in a non-cash goodwill impairment charge of approximately $67.0 million, which reduced the carrying amount of goodwill of the heating oil segment.

Operating Income (Loss)

For fiscal 2005, operating income decreased $117.6 million to a loss of $101.8 million, compared to $15.8 million in operating income for fiscal 2004. The decrease in our operating income in fiscal 2005 is the result of a $67.0 million non-cash goodwill impairment charge, as described above, lower margin from the sale of petroleum products of $42.4 million, increases in general and administrative expense totaling $23.5 million offset in part by an increase in service profitability of $12.1 million, decreases in branch and delivery expenses of $1.4 million and depreciation and amortization of $1.8 million.

Interest Expense

During fiscal 2005, interest expense decreased $3.9 million, or 9.8%, to $36.2 million, compared to $40.1 million for fiscal 2004. This change was due to the impact of lower average debt outstanding offset by an increase in our weighted average interest rate during fiscal 2005. Total debt outstanding declined because a portion of the proceeds from the propane sale, were used in part to repay debt at the heating oil segment. Average working capital borrowings were higher in fiscal 2005 due principally to the increase in wholesale product cost.

Interest Income

During fiscal 2005, interest income increased by $0.9 million, or 27.3%, to $4.3 million, compared to $3.4 million for fiscal 2004 due principally to higher average invested cash balances.

Amortization of Debt Issuance Costs

For fiscal 2005, amortization of debt issuance costs decreased $0.9 million, or 27.0%, to $2.5 million, compared to $3.5 million for fiscal 2004.

Loss on Redemption of Debt

During the first quarter of fiscal 2005, we recorded a loss of $42.1 million on the early redemption of certain notes at the heating oil and propane segments. The loss consisted of cash premiums paid of $37.0 million for early redemption, the write-off of previously capitalized net deferred financing costs of $6.1 million and legal expenses of $0.7 million, reduced in part by the realization of the unamortized portion of a $1.7 million basis adjustment to the carrying value of long-term debt.

Income Tax Expense (Benefit)

Income tax expense for fiscal 2005 was approximately $0.7 million compared to $1.2 million in fiscal 2004. The decrease of approximately $0.5 million is the result of increases in state capital taxes of $0.5 million in fiscal 2005 which is more than offset by $1.0 million in tax benefits that were fully utilized against taxes associated with the gain on the sale of the propane segment.

Income (Loss) From Continuing Operations

For fiscal 2005 the loss from continuing operations increased $153.3 million to a loss of $178.9 million, compared to a loss of $25.6 million for fiscal 2004, as the decline in operating income of $117.6 million and the loss on the redemption of debt of $42.1 million were reduced by lower interest expense of $3.9 million, higher interest income of $0.9 million, lower amortization of debt issuance costs of $0.9 million and a decrease in income tax expense of $0.5 million.

Income (Loss) From Discontinued Operations

For fiscal 2005, income from discontinued operations decreased $24.8 million. Income from the discontinued propane segment, which was sold on December 17, 2004, generated $19.4 million in net income for fiscal 2004 and a net loss of $4.6 million for fiscal 2005. The discontinued TG&E segment was sold on March 31, 2004 and generated net income of $0.9 million for fiscal 2004.

Gain on Sales of Discontinued Operations

During fiscal 2005, the purchase price for the TG&E segment was finalized and a positive adjustment of $0.8 million was recorded. In addition, during fiscal 2005, we recorded a gain on the sale of the propane segment totaling approximately $156.8 million, which is net of income taxes of $1.3 million.

Net loss

For fiscal 2005, the net loss increased $20.0 million to a net loss of $25.9 million, compared to a net loss of $5.9 million incurred in fiscal 2004, as the decline in operating income (loss) from continuing operations of $153.3 million, and the reduction in income from discontinued operations of $24.8 million was partially offset by the gain on the sale of the propane segment and TG&E segment of $157.6 million.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For fiscal 2005, EBITDA decreased $161.5 million to an EBIDTA loss of $108.4 million, as compared to $53.1 million in EBITDA for fiscal 2004. This decrease was due to a non-cash goodwill impairment charge of $67.0 million, the recording of a $42.1 million loss on the redemption of debt, a reduction in gross profit of $42.4 million due to lower sales volume resulting from net customer attrition, conservation and lower gross profit margins from product sales, bridge facility fees, bank amendment fees, and legal fees totaling $15.3 million, $3.8 million in compensation expense relating to severance agreements with former executives, and $4.1 million for compliance with Sarbanes-Oxley, offset in part by a $12.1 million increase in service profitability and lower branch expenses and business process improvement costs. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the minimum quarterly distribution. EBITDA is calculated for the fiscal years ended September 30 as follows:

	Fiscal Year Ended September 30,
(in thousands)	2004	2005
Loss from continuing operations	$(25,601)	$(178,936)
Plus:
Income tax expense	1,240	696
Amortization of debt issuance costs	3,480	2,540
Interest expense, net	36,682	31,838
Depreciation and amortization	37,313	35,480

EBITDA	53,114	(108,382)

Add/(subtract)
Income tax expense	(1,240)	(696)
Interest expense, net	(36,682)	(31,838)
Unit compensation expense (income)	(4,382)	(2,185)
Provision for losses on accounts receivable	7,646	9,817
Gain on sales of fixed assets, net	(281)	(43)
Goodwill impairment charge	—	67,000
Loss on redemption of debt	—	42,082
Loss on derivative instruments, net	1,673	2,144
Change in operating assets and liabilities	(6,179)	(32,814)

Net cash provided by (used in) operating activities	$13,669	$(54,915)

Fiscal Year Ended September 30, 2004 (Fiscal 2004)

Compared to Fiscal Year Ended September 30, 2003 (Fiscal 2003)

Statements of Operations by Segment

	Fiscal 2003 (1)			Fiscal 2004 (1)
(in thousands)	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Statements of Operations
Sales:
Product	$934,967	$—	$934,967	$921,443	$—	$921,443
Installations and service	168,001	—	168,001	183,648	—	183,648

Total sales	1,102,968	—	1,102,968	1,105,091	—	1,105,091
Cost and expenses:
Cost of product	598,397	—	598,397	594,153	—	594,153
Cost of installations and service	195,146	—	195,146	204,902	—	204,902
Delivery and branch expenses	217,244	—	217,244	232,985	—	232,985
Depreciation & amortization expenses	35,535	—	35,535	37,313	—	37,313
General and administrative	22,356	17,407	39,763	16,535	3,402	19,937

Operating income (loss)	34,290	(17,407)	16,883	19,203	(3,402)	15,801
Net interest expense	22,760	6,770	29,530	28,038	8,644	36,682
Amortization of debt issuance costs	1,655	383	2,038	2,750	730	3,480
Gain on redemption of debt	(212)	—	(212)	—	—	—

Income (loss) from continuing operations before income taxes	10,087	(24,560)	(14,473)	(11,585)	(12,776)	(24,361)
Income tax expense	1,200	—	1,200	1,240	—	1,240

Income (loss) from continuing operations	8,887	(24,560)	(15,673)	(12,825)	(12,776)	(25,601)
Income (loss) from discontinued operations	—	19,786	19,786	—	20,276	20,276
Loss on sale of segment, net of taxes	—	—	—	—	(538)	(538)
Cumulative effect of change in accounting principle for discontinued operations adoption of SFAS No. 142	—	(3,901)	(3,901)	—	—	—

Net income (loss)	$8,887	$(8,675)	$212	$(12,825)	$6,962	$(5,863)

(1)	The Partnership completed the sale of its TG&E segment during March 2004 and its propane segment as of November 2004. See Note 4.

Volume

For fiscal 2004, retail volume of home heating oil decreased 15.4 million gallons, or 2.7%, to 551.6 million gallons, as compared to 567 million gallons for fiscal 2003. An analysis of the change in retail volume of home heating oil, which is based on management’s estimates, sampling, and other mathematical calculations (as actual customer consumption patterns cannot be precisely determined) is found below.

(in millions of gallons)	Heating Oil Segment
Volume – Fiscal 2003	567.0
Impact of warmer temperatures	(43.9)
Impact of acquisitions	36.1
Net customer attrition	(18.2)
Other	10.6

Change	(15.4)

Volume – Fiscal 2004	551.6

We believe that this 15.4 million gallon decline at the heating oil segment was due to the impact of warmer temperatures and net customer attrition partially offset by acquisitions and other volume changes. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions do not impact the calculation of net attrition. Temperatures in the heating oil segment’s geographic areas of operations were 7.7% warmer in fiscal 2004 than in fiscal 2003 and approximately 0.2% warmer than normal as reported by the NOAA.

At September 30, 2004, after adjusting for acquisitions, the heating oil segment estimated that it had approximately 6.4% fewer home heating oil customers than as of September 30, 2003. For the quarter ended September 30, 2004, the heating oil segment (excluding acquisitions) lost approximately 10,900 customers (net) as compared to the quarter ended September 30, 2003, in which the heating oil segment lost approximately 900 customers (net). We believe that net customer attrition is the result of various factors including but not limited to price, service and credit. The continued rise in the price of heating oil, especially during the fourth quarter of fiscal 2004, added to the heating oil segment’s difficulties in reducing customer attrition. We believe that the unprecedented rise in heating oil prices has increased the competitive pressures facing our heating oil segment. As wholesale prices have risen, many of our competitors have not raised their retail prices to fully offset the wholesale price rise. In an effort to minimize the loss of customers to price competition, we did not increase our prices to fully offset for the rise in wholesale prices, resulting in reduced margins. Nevertheless, many of our competitors appear to have succeeded in inducing some of our customers to leave through various price-related strategies.

In addition, prior to the 2004 winter heating season, we attempted to develop a competitive advantage in customer service and, as part of that effort, we experienced difficulties in centralizing our heating equipment service dispatch and engaged a centralized customer care center to respond to telephone inquiries. The implementation of that initiative has taken longer than we anticipated, impacting customer service. We believe that the rate of customer loss in fiscal 2004 was due to a combination of higher energy prices, operational and customer service problems together with the implementation of stricter customer credit requirements towards the end of fiscal 2004.

Product Sales

For fiscal 2004, product sales declined by $13.5 million, or 1.4%, to $921.4 million, as compared to $935.0 million in fiscal 2003. While warmer temperatures and customer losses at the heating oil segment led to a reduction in product sales, the decline was partially offset by an increase in product sales attributable to acquisitions and higher selling prices.

Sales, Installations and Service

For fiscal 2004, installation, service and appliance sales increased $15.6 million, or 9.3%, to $183.6 million, as compared to $168.0 million for fiscal 2003 due to acquisitions and measures taken in the last several years to increase service revenues.

Cost of Product

For fiscal 2004, cost of product declined by $4.2 million, or 0.7%, to $594.2 million, as compared to $598.4 million in fiscal 2003, as the impact of net customer attrition and warmer temperatures exceeded wholesale cost increases and the additional product requirement for acquisitions.

While selling prices and wholesale prices increased on a per gallon basis, the increase in selling prices exceeded the increase in supply costs during the first nine months of fiscal 2004. At September 30, 2004, heating oil supply costs were approximately 38% higher than at June 30, 2004. During the three months ended September 30, 2004, we were not able to fully pass these increases on to our respective customers. As a result, per gallon margins for the three months ended September 30, 2004 declined by 2.3 cents per gallon at the heating oil segment, as compared to the three months ended September 30, 2003, which partially offset per gallon margin increases that the heating oil segment experienced earlier in the year. The per gallon margins realized in the heating oil segment for the three months ended September 30, 2004 were significantly less than expected. For fiscal 2004, per gallon margin increases were realized in the base business compared to fiscal 2003 (excluding the impact of acquisitions) of 0.8 cents per gallon.

Cost of Installations, Service and Appliances

For fiscal 2004, cost of installations, service and appliances increased $9.8 million, or 5.0%, to $204.9 million in fiscal 2004, as compared to $195.1 million in fiscal 2003. This change was primarily due to acquisitions and wage and other cost increases.

Delivery and Branch Expenses

For fiscal 2004, delivery and branch expenses increased $15.7 million, or 7.2%, to $233.0 million, as compared to $217.2 million in fiscal 2003. This increase of $15.7 million was due to a higher level of fixed and variable operating costs attributable to acquisitions, (primarily those completed in eastern Pennsylvania) of $10.1 million and approximately $6.3 million due to operating and wage increases. These increases in delivery and branch expenses were partially reduced by cost reductions relating to lower volume delivered due to warmer temperatures and net customer attrition experienced in fiscal 2004. Prior to the 2004 winter heating season, we attempted to develop a competitive advantage in customer service, and as part of that effort centralized our heating equipment service dispatch functions and engaged a centralized call center to respond to telephone inquiries. Start-up challenges associated with this initiative impacted the customer base and unanticipated training and support was required. The expected savings from this initiative were less than expected.

Depreciation and Amortization

For fiscal 2004, depreciation and amortization expenses increased approximately $1.8 million, or 5%, to $37.3 million, as compared to $35.5 million for fiscal 2003. This increase was primarily due to a larger depreciable base of assets, as a result of the impact of acquisitions in fiscal 2004 and to increased depreciation resulting from the technology investment made by the heating oil segment in centralizing its customer service and dispatcher functions.

General and Administrative Expenses

For fiscal 2004, general and administrative expenses declined approximately $20 million, or 50%, to $19.9 million, as compared to $39.8 million for fiscal 2003. At the partners’ level, general and administrative expenses declined by $14.0 million from $17.4 million in fiscal 2003 to $3.4 million in fiscal 2004, due to a $10.4 million reduction in the expense for compensation earned for unit appreciation rights on the Partnership’s senior subordinated units, a $2.5 million reduction in restricted stock awards and a reduction of $1.4 million in bonus compensation expense. For fiscal 2004, partners’ expenses totaled $3.4 million, which included $2.5 million in salary expense and bonus, $4.9 million in legal and administrative costs, partially offset by a credit of $4.0 million for unit appreciation rights. For fiscal 2003, partners’ expenses totaled $17.4 million, which included $3.4 million in salary and bonus expense, $9.0 million in unit appreciation rights and restricted stock awards expense and $5.0 million in legal and administrative costs. At the heating oil segment, general and administrative expenses declined by $5.8 million, or 26.0%, to $16.5 million in fiscal 2004 from $22.4 million in fiscal 2003. This decline was due to a reduction in certain expenses relating to the heating oil segment’s centralized customer service and dispatch project of $7.0 million. The reduction in general and administrative expenses at the heating oil segment was partially offset by $1.2 million in additional expenses due to severance paid and a higher level of legal and professional expenses.

Operating Income (Loss)

For fiscal 2004, operating income decreased approximately $1.1 million, or 6.5%, to $15.8 million, as compared to $16.9 million for fiscal 2003. At the partners’ level, the operating loss decreased by $14.0 million from a $17.4 million loss in fiscal 2003 to a $3.4 million loss in fiscal 2004 due to a $10.4 million reduction in the accrual for compensation earned for unit appreciation rights on the Partnership’s senior subordinated units, lower restricted stock awards of $2.5 million and lower bonus compensation expense of $1.4 million. At the heating oil segment, operating income declined by $15.1 million, or 44.0%, to $19.2 million, as compared to $34.3 million for fiscal 2003. This decline was due to warmer temperatures of 7.7% in the heating oil segment’s geographic areas of operations in fiscal 2004 than in fiscal 2003, net customer attrition, operating and wage increases and higher depreciation and amortization expense, which were reduced in part by the operating income attributable to acquisitions, an increase in per gallon gross profit margins of the base business, lower expenses associated with the heating oil segment’s centralized customer service and dispatch project and increased service revenues.

Interest Expense

For fiscal 2004, interest expense increased $6.7 million, or 20%, to $40 million, as compared to $33.3 million for fiscal 2003. This increase was due to higher principal amount of long-term debt outstanding and an increase in the weighted average interest rate during fiscal 2004, as compared to fiscal 2003.

Amortization of Debt Issuance Costs

For fiscal 2004, amortization of debt issuance costs increased $1.4 million, or 66.7%, to $3.5 million, as compared to $2.1 million for fiscal 2003. This increase was largely due to the amortization of debt issuance costs for the Partnership’s $265.0 million senior notes offerings and for the amortization of bank fees incurred in connection with refinancing certain bank facilities.

Income Tax Expense

Income tax expense for fiscal 2004 was $1.2 million and represents certain state income taxes. The amount recorded in fiscal 2004 was unchanged from fiscal 2003.

Income (Loss) From Continuing Operations

For fiscal 2004, income (loss) from continuing operations decreased $9.9 million, to a loss of $25.6 million, as compared to a loss of $15.7 million for fiscal 2003. This decline was due to a $21.7 million decrease in income at the heating oil segment offset by $12.9 million in lower losses at the partners’ level. Income (loss) from continuing operations declined as the effects of warmer temperatures, other volume changes, including customer losses, operating and wage increases and an increase in interest expense were partially offset by the positive impacts of acquisitions, improved per gallon gross profit margins on the base business and lower compensation expenses at the partners’ level of $14.3 million in the form of unit appreciation rights, restricted stock awards and bonus expense.

Income From Discontinued Operations

For fiscal 2004, income from discontinued operations increased $0.5 million from $19.8 million in 2003 to $20.3 million in 2004. This income relates to the operating results of the TG&E segment that was sold on March 31, 2004 and the propane segment sold on December 17, 2004. Net income attributable to the TG&E segment decreased $0.3 million and net income attributable to the propane segment increased $0.8 million. The TG&E segment includes operations for six months of the fiscal year ended September 30, 2004 and the propane segment includes operations for the entire 2004 fiscal year. Propane segment sales increased approximately $70 million, operating income decreased approximately $1.5 million, and net income increased approximately $0.8 million. The increase in sales is attributable to higher selling prices due to the higher wholesale cost of propane and to a lesser extent an increased customer base resulting from acquisitions. The decrease in operating income is principally due to higher product costs as a result of the higher wholesale cost of propane.

Loss On Sale of TG&E Segment

For fiscal 2004, we recorded a $0.5 million loss on the sale of the TG&E segment. TG&E was sold in March 2004.

Cumulative Effect of Change in Accounting Principle

For fiscal 2003, we recorded a $3.9 million charge arising from the adoption of Statement No. 142 to reflect the impairment of its goodwill for TG&E.

Net Income (loss)

For fiscal 2004, net income (loss) decreased $6.1 million, to a loss of $5.9 million, as compared to $0.2 million in income for fiscal 2003. The change was due to a $9.9 million decrease in income from continuing operations, a $0.5 million increase in income from discontinued operations and the $0.5 million loss on the sale of TG&E. Net income was also impacted by the adoption of SFAS No. 142, which resulted in a charge of $3.9 million in fiscal 2003.

Liquidity and Capital Resources

Our ability to satisfy our obligations will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high customer attrition, conservation and other factors, most of which are beyond our control. See “Risk Factors”. Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at September 30, 2005 or a combination thereof. To the extent future capital requirements exceed cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility as discussed below and repaid from subsequent seasonal reductions in inventory and accounts receivable and the utilization of the Excess Proceeds from the sale of the propane segment for any purpose permitted by its debt instruments. We also believe that we will able to reduce our peak inventory levels, which will positively impact our liquidity. See “Recapitalization”

Operating Activities

For fiscal 2005, net cash used in operating activities was $54.9 million or $68.6 million less than net cash provided by operating activities of $13.7 million for fiscal 2004 due to the following factors. At September 30, 2005, accounts receivable (before the allowance for doubtful accounts) were $13.8 million higher than at September 30, 2004 and accounts receivable at September 30, 2004 were $6.1 million higher than at September 30, 2003 due to higher per gallon selling prices resulting from the continuing increase in the wholesale cost of home heating oil throughout this two-year period. As a result of the change in accounts receivable in fiscal 2005 when compared to fiscal 2004, cash flow from operating activities was reduced by $7.7 million. Higher per gallon wholesale heating oil costs and additional volume on hand resulted in a higher inventory balance as of September 30, 2005 than September 30, 2004 and a higher inventory balance as of September 30, 2004 than September 30, 2003. As a result, cash provided by operating activities was reduced by $8.2 million in fiscal 2005 when compared to fiscal 2004 due to the change in inventory. Operating activities were adversely impacted by the loss of trade credit. Prior to October 18, 2004, we were able to purchase a portion of our home heating oil under terms extended by suppliers, which averaged approximately two to three days. Currently, heating oil suppliers are not extending trade credit to the heating oil segment and the heating oil segment must prepay for its supply. The loss of trade credit reduced cash flow from operating activities by $11.1 million in 2005. The decline in operating income of $117.6 million described elsewhere in this report (which included a non-cash impairment charge of $67.0 million and approximately $19.4 million in costs associated with legal and professional fees in connection with class action lawsuits, compliance with Sarbanes-Oxley, bank refinancing and bank fees) contributed to the decline in cash from operating activities.

Investing Activities

During fiscal 2005, we completed the sale of the propane segment. The net proceeds, after deducting expenses, were approximately $466.4 million. In addition, we also finalized the sale of TG&E and recorded an additional $0.8 million in proceeds. During fiscal 2005, the heating oil segment spent $3.2 million for capital expenditures and received proceeds from the sale of certain assets of $3.4 million. As a result, cash flow provided by investing activities was $467.4 million. For fiscal 2004, cash flows provided by investing activities were $6.4 million as the heating oil segment received $1.5 million from the sale of certain assets, spent $4.0 million for capital expenditures, completed acquisitions totaling $3.5 million and received $12.5 million in cash from the sale of the TG&E segment.

Financing Activities

Cash flows used in financing activities were $306.7 million for fiscal 2005. During this period, $292.2 million of cash was provided from borrowings under the heating oil segment’s new revolving credit facility ($181.2 million) and previous credit facility ($111.0 million), which were used to repay $119.0 million borrowed under our previous credit facility and $174.6 million borrowed under our new credit facility. Also during fiscal 2005, we repaid $259.6 million in long-term debt, paid $37.7 million in debt prepayment premiums and expenses and $8.0 million in fees and expenses related to refinancing the heating oil segment’s new bank credit facilities.

As a result of the above activity and $11.4 million of cash used by discontinued operations, cash increased by $94.5 million, to $99.1 million as of September 30, 2005.

Financing and Sources of Liquidity

We had $268.2 million of debt outstanding as of September 30, 2005 (excluding working capital borrowings of $6.6 million). The following summarizes our long-term debt maturities occurring over the next five years as of September 30, 2005:

(in millions)
2006	$0.8
2007	$0.1
2008	$—
2009	$—
2010	$—
Thereafter	$267.3

On December 17, 2004, we entered into a $260 million asset based revolving credit facility with a group of lenders led by JP Morgan Chase Bank, which was amended in November 2005. The revolving credit facility provides the heating oil segment with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $75 million in letters of credit. From December through March of each year, the heating oil segment can borrow up to $310.0 million. Obligations under the revolving credit facility are secured by liens on substantially all of the assets of the heating oil segment, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of September 30, 2005, availability was $74.6 million and the fixed charge coverage ratio (as defined in the credit agreement) was 0.56 to 1.0. This $25 million represents a reduction in availability. We do not anticipate maintaining a fixed charge coverage ratio of 1.1 to 1.0 or greater in the foreseeable future.

In December 2004, we completed the sale of our propane segment. Pursuant to the terms of the indenture relating to the MLP Notes, we are permitted, within 360 days of the sale, to apply the Net Proceeds to a Permitted Use. To the extent there are any Excess Proceeds, the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase.

After repayment of certain debt and transaction expenses and estimated taxes paid of $1.0 million, the Net Proceeds from the propane segment sale were approximately $156.3 million. As of September 30, 2005, the heating oil segment had utilized $53.1 million of such Net Proceeds to invest in working capital assets, purchase capital assets and repay long-term debt, which reduced the amount of Net Proceeds in excess of $10 million not applied toward a permitted use to $93.2 million as of September 30, 2005. At September 30, 2005, the amount of Excess Proceeds totaled $93.2 million. As of December 2, 2005 all Excess Proceeds were applied toward a Permitted Use. See “Management’s Discussion and Analysis of Financial Condition on Results of Operations—Summary of Significant Events and Developments—MLP Notes.”

As of September 30, 2005 total liquidity resources including proceeds from the sale of the propane segment, were $148.8 million. Total liquidity resources reflect the availability of $74.6 million, less minimum availability of $25.0 million, plus cash of $99.2 million, subject to the requirements of the indenture for the MLP Notes. We expect total liquidity resources to decline through the first and second quarters of fiscal 2006 as we fund working capital requirements for the heating oil season. As we have indicated, we are in the process of evaluating our near-term and longer-term liquidity position and capital structure.

Availability under our revolving credit facility could be significantly impacted by our current hedging strategy. We enter into various hedging arrangements to manage the majority of our exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to our protected price customers. Futures contracts are marked to market on a daily basis and require an initial cash margin deposit and potentially require a daily adjustment to such cash deposit (maintenance margin). For example, assuming 64 million gallons, based on the volume hedged under the fixed price program as of September 30, 2005, a 10 cent per gallon decline in the market value of these hedged instruments would create an additional cash margin requirement of approximately $6.4 million, (while a 10 cent per gallon increase in market value would provide $6.4 million in available margin). In this example, availability in the short-term is reduced, as we fund the margin call. This availability reduction should be temporary, as we should be able to purchase product at a later date for 10 cents a gallon less than the anticipated strike price when the agreement with the price-protected customer was entered into. In addition, a spike in wholesale heating oil prices could also reduce availability, as we must finance a portion of our inventory and accounts receivable with internally generated cash as the net advance for eligible accounts receivable is 85% and 40% to 80% of eligible inventory. We may also borrow up to $35 million against fixed assets and customer lists, which is reduced by $7.0 million each year over the life of the agreement. In addition, due to our current credit position, the ability to execute certain over-the-counter hedging strategies, which do not require margin adjustments, has been curtailed.

At any given time, the volume hedged under our price-protected program will be less than the expected volume to be sold annually under this program as the renewals for this program are staggered throughout the year. For example, the hedged balance remaining at September 30, 2005 for a price protection arrangement entered into in January 2005 will represent approximately 25% of the customer’s annual consumption. We hedge home heating oil volume for fixed price customers at the time they renew their protected price contract. For example, if a protected price customer’s contract expires in July 2005 and the customer does not renew its contract until October 2005, this customer becomes a variable price customer until the time that he/she renews their contract, and as such there would not be a hedge in place at September 30, 2005 for the purchase of this customer’s anticipated volume usage. We would hedge the anticipated volume in October 2005 at the time of the customer’s contract renewal.

As of September 30, 2005, the accounts receivable net of allowances totaled $89.7 million, which represents an increase of $5.7 million when compared to the balance as of September 30, 2004 of $84.0 million. Our ability to collect these receivables over the upcoming months will impact our borrowing base availability, as the borrowing base, which is used to measure availability, does not include accounts receivable over 60 days past due. At September 30, 2005 accounts receivable over 60 days past due were approximately $19.8 million compared to $18.2 million as of September 30, 2004 or an increase of $1.6 million. A component of accounts receivable at September 30, 2005 represent amounts due from customers under a budget payment plan, which permits a customer to pay their annual consumption ratably over the year. As of September 30, 2005, the aggregate amount due from budget customers over 60 days past due whose billings exceeded their payments was $3.5 million, compared to $1.9 million at September 30, 2004. This increase of $1.6 million is primarily due to the increase in the per-gallon selling price of home heating oil. In addition, we have $4.4 million of accounts over 60 days past due at September 30, 2005 for certain commercial accounts, compared to $2.7 million at September 30, 2004.

Prior to October 18, 2004, we were generally able to obtain trade credit from home heating oil suppliers of two to three business days. Since October 18, 2004, we must now prepay for our heating oil supply by at least two days. The loss of trade credit has reduced availability. Availability is also negatively impacted by outstanding letters of credit. As of September 30, 2005, $47.3 million in letters of credit have been issued, primarily for current and future insurance reserves. In fiscal 2006, we expect to issue an additional $6.0 million in letters of credit in connection with our insurance renewal.

For the majority of our fiscal year, the amount of cash received from customers with a budget payment plan is greater than actual billings. This amount is reflected on the balance sheet under the caption “customer credit balances.” At September 30, 2005, customer credit balances aggregated $65.3 million. Generally, customer credit balances are at their low point after the end of the heating season and peak prior to the beginning of the heating season. At September 30, 2004, customer credit balances were $53.9 million. During the non-heating season, cash is provided from customer credit balances to fund operating activities. If net receipts from budget customers are reduced, cash availability in the non-heating season will be reduced and we will need to borrow under the revolving credit facility to fund operations.

Before August 2006, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures are estimated to be approximately $3.0 million, excluding the capital requirements for environmental compliance.

In general, the Partnership has distributed to its partners on a quarterly basis, all Available Cash . Available Cash is defined for any of the Partnership’s fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters, in some circumstances. On October 18, 2004, we announced that we would not pay a distribution on the common units. We had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004. The Partnership did not pay distributions on any of its outstanding units in fiscal 2005. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future. While we hope to position ourself to pay some regular distribution on our common units in future years, of which there can be no assurance, it is considerably less likely that regular distributions will ever resume on the senior subordinated units because of their subordination terms and the existing arrearages on our common units. The revolving credit facility and the indenture for the MLP Notes both impose certain restrictions on our ability to pay distributions to unitholders. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future. See “Recapitalization”

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business, as fully disclosed in Note 14 to the consolidated financial statements.

Long-term contractual obligations, except for our long-term debt obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2005 (in thousands):

	Payments Due by Year
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt obligations (a)	$267,417	$—	$95	$—	$267,322
Use of Excess Proceeds	93,161	93,161	—	—	—
Operating lease obligations (b)	47,457	9,155	13,205	10,070	15,027
Purchase obligations (c)	16,645	9,695	5,449	1,461	40
Interest obligations Senior Notes (d)	200,324	27,163	54,325	54,325	64,511

	$625,004	$139,174	$73,074	$65,856	$346,900

(a)	Excludes current maturities of long-term debt of $0.8 million, which are classified within current liabilities.
(b)	Represents various operating leases for office space, trucks, vans and other equipment from third parties with lease terms running from one day to 20 years.
(c)	Reflects non-cancelable commitments as of September 30, 2005.
(d)	Reflects 10 1/4% interest obligations on our $265,000,000 Senior Notes due February 2013.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first annual period beginning after June 15, 2005 SFAS No. 123 requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In addition, two transition alternatives are permitted at the time of adoption of this statement. Currently, we account for unit appreciation rights and other unit based compensation arrangements using the intrinsic value method under the provisions of APB 25. We will be required to adopt SFAS No. 123R effective October 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R. We are currently evaluating the requirements of SFAS No. 123R and SAB 107. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R. However, we believe that of SFAS No. 123R will not have a material adverse effect on our results of operations, financial position or liquidity, upon adoption.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt SFAS No. 154 in fiscal 2007. SFAS No. 154 provides guidance for and reporting of accounting changes and error corrections. It states that retrospective application, or the latest practicable date, is the required method for reporting a change in accounting principle and the reporting of a correction of an error. Our results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if we implement changes in accounting principle that are addressed by the standard or correct accounting errors in future periods.

Critical Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the Consolidated Financial Statements. Star Gas evaluates its policies and estimates on an on-going basis. The Partnership’s Consolidated Financial Statements may differ based upon different estimates and assumptions. The Partnership’s critical accounting estimates have been reviewed with the Audit Committee of the Board of Directors.

Our significant accounting policies are discussed in Note 3 to the consolidated financial statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to ten years for intangible assets with definite useful lives. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2005, we had $82.3 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, we estimate that amortization for these assets for fiscal 2005 would have increased by approximately $2.7 million.

SFAS No. 142 requires goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of goodwill exceeds its implied fair value and is determined to be impaired, an impairment charge is recorded to write-down goodwill to its fair value. At September 30, 2005, we had $166.5 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds its future undiscounted cash flows, an impairment loss is recorded based on the fair value of the asset. We test the carrying amount of goodwill annually during the fourth quarter of its fiscal year. During the second quarter of fiscal 2005, a number of events occurred that indicated a possible impairment of goodwill of the heating oil segment might exist. These events included: the determination in February 2005 that we could expect to generate significantly lower than expected operating results for the heating oil segment for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, we completed an interim SFAS No. 142 impairment review of the heating oil segment with the assistance of a third party valuation firm as of February 28, 2005. The evaluation utilized both an income and market valuation approach and contained reasonable assumptions and reflected management’s best estimate of projected future cash flows. This review resulted in a non-cash goodwill impairment charge of approximately $67 million, which reduced the carrying amount of goodwill of the heating oil segment. As of August 31, 2005, we performed our annual goodwill impairment valuation for its heating oil segment, with the assistance of a third party valuation firm. Based upon this analysis, we determined that there is no additional goodwill impairment as of August 31, 2005.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 1 to 40 years. Net property, plant and equipment was $50.0 million at September 30, 2005. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if the remaining estimated useful lives of these assets were shortened by one year, we estimate that depreciation for fiscal 2005 would have increased by approximately $4.2 million.

Fair Values Of Derivatives

The fair market value of all derivative instruments is recognized as an asset or liability on our balance sheet. The accounting treatment for the changes in fair value is dependent upon whether or not a derivative instrument is: (i) a cash flow hedge or (ii) a fair value hedge, and upon whether or not the derivative qualifies as an effective hedge. Changes in the fair value of effective cash flow hedges are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. For fair value hedges, to the extent the hedge is effective there is no effect on the statement of operations as changes in the fair value of the derivative instrument offset changes in the fair value of the hedged item. For derivative instruments that do not qualify, or are not treated as hedge accounting, changes in fair value are recognized currently in earnings.

The estimated fair value of our derivative instruments requires judgement on our part. We have established the fair value of our derivative instruments using estimates determined by our counterparties and subsequently evaluated them internally using established index prices and other sources. These values are based upon, among other things, future prices, volatility, time-to-maturity value and credit risk. The values we report in our financial statements change as these estimates are revised to reflect actual results, changes in market conditions, or other factors, many of which are beyond our control. In addition, other factors that can impact results of operations each period is our ability to estimate the level of correlation between changes in the fair value of our hedge instruments and those transactions being hedged (effectiveness) both at inception and on an on-going basis. The factors underlying our estimates of fair value and our assessment of correlation of our commodity hedging derivatives are impacted by actual results and changes in conditions, market and otherwise, which may be beyond our control.

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

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 25 basis point decrease in the discount rated used for fiscal 2005 would have increased pension expense by approximately $0.1 million and would have increased the minimum pension liability by another $1.6 million. The discount rate used to determine net periodic pension expense was 5.5% in 2005 and 6.0% in 2003 and 2004. The discount rate used by the Partnership in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of future benefit payments. The discount rates to determine net periodic expense used in each of 2003 and 2004 (6.0%) and 2005 (5.50%) reflect the decline in applicable bond yields over the past year.

We consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine our expected long-term rate of return on pension plan assets. The expected long-term rate of return on assets is developed with input from the Partnership’s qualified actuaries. The long-term rate of return assumption used for determining net periodic pension expense for fiscals 2004 and 2005 was 8.25%. A further 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2005 by approximately $0.1 million.

Over the life of the plans, both gains and losses have been recognized by the plans in the calculation of annual pension expense. As of September 30, 2005, $19.8 million of unrecognized losses remain to be recognized by the plans. These losses may result in increases in future pension expense as they are recognized.

Allowance for Doubtful Accounts

We periodically review past due customer accounts receivable balances. After giving consideration to economic conditions, overdue status and other factors, the heating oil segment establishes an allowance for doubtful accounts, which it deems sufficient to cover future potential losses. Actual losses could differ from management’s estimates; however, based on historical experience, we do not expect our estimate of uncollectible accounts to vary significantly from actual losses.

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto and general liability claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2005, we had approximately $33.8 million of insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2005, we had outstanding borrowings totaling $274.8 million, of which approximately $6.6 million is subject to variable interest rates under our bank credit facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of less than $0.1 million.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price we would pay for the home heating oil being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2005, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $20.6 million to a fair market value of $55.7 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $19.8 million to a fair market value of $15.3 million.

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

(b)	Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term in defined in Exchange Act Rules 13a-15(f). Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(d)	Other.

The General Partner and the Partnership believe that a control system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been determined.

ITEM 9B. OTHER INFORMATION

Not Applicable

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

On March 7, 2005, the General Partner entered into a voting trust agreement (the “Voting Trust Agreement”) with Irik P. Sevin, in his capacity as a member of the General Partner, and Irik P. Sevin, Stephen Russell and Joseph P. Cavanaugh in their capacities as trustees under the Voting Trust Agreement (the “Voting Trustees”). Pursuant to the Voting Trust Agreement, Mr. Sevin transferred all of his membership interests (representing 15.6363% of the membership interests) in the General Partner to a voting trust for his benefit. Under the terms of the voting trust, these interests will be voted in accordance with the decision of a majority of the Voting Trustees. The voting trust created by the Voting Trust Agreement terminates on the earliest of (i) March 4, 2030, unless extended by further agreement as provided by law, (ii) at any time upon the agreement of all three of the Voting Trustees and the holders of voting trust certificates representing all of the interests in the General Partner that are being held in trust pursuant to the Voting Trust Agreement and (iii) the date upon which the Voting Trust Agreement is required to be terminated in order to comply with applicable law.

The General Partner oversees the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership. The General Partner owes a fiduciary duty to the unitholders. However, the agreement of the Limited Partners contains provisions that allow the General Partner to take into account the interested of parties other than the Limited Partners in resolving conflict of interest, thereby limiting such fiduciary duty. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as the general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the General Partner.

William P. Nicoletti, Paul Biddelman and Stephen Russell, who are neither officers nor employees of the General Partner nor directors, officers or employees of any affiliate of the General Partner, have been appointed to serve on the Audit Committee of the General Partner’s Board of Directors. The Partnership’s Board of Directors adopted an Audit Committee Charter during fiscal 2003. A copy of this charter is available on the Partnership’s website at www.Star-Gas.com. The Audit Committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Audit Committee will be conclusively deemed fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the holders of Partnership units. In addition, the Audit Committee reviews the external financial reporting of the Partnership, selects and engages the Partnership’s independent registered public accountants and approves all non-audit engagements of the independent registered public accountants. With respect to the additional matters, the Audit Committee may act on its own initiative to question the General Partner and, absent the delegation of specific authority by the entire Board of Directors, its recommendations will be advisory.

The Board of Directors of the General Partner has adopted a set of Partnership Governance Guidelines in accordance with the requirements of the New York Stock Exchange. A copy of these Guidelines is available on the Partnership’s website at www.Star-Gas.com.

As is commonly the case with publicly traded limited partnerships, the General Partner does not directly employ any of the persons responsible for managing or operating the Partnership.

Directors and Executive Officers of the General Partner

Directors are elected for one-year terms. The following table shows certain information for directors and executive officers of the general partner as of December 12, 2005:

Name	Age	Position with the General Partner
Joseph P. Cavanaugh	68	Chief Executive Officer, Director
Daniel P. Donovan	59	President and Chief Operating Officer
Richard F. Ambury	48	Chief Financial Officer
Paul Biddelman(a)(b)(c)	59	Director
William P. Nicoletti(c)	60	Non-Executive Chairman of the Board
Stephen Russell(a)(c)	65	Director
Irik P. Sevin(b)	58	Director

(a)	Member of the Compensation Committee
(b)	Member of the Distribution Committee
(c)	Member of the Audit Committee

Joseph P. Cavanaugh has been Chief Executive Officer and a director of Star Gas LLC since March 2005. From December 2004 to March 2005 Mr. Cavanaugh was employed by Inergy, L.P. From March 1999 to December 2004 Mr. Cavanaugh was Chief Executive Officer of the Partnership’s propane segment. From December 1997 to March 1999, Mr. Cavanaugh served as President and Chief Executive Officer of Star Gas Corporation, the predecessor general partner. From October 1979 to December 1997, Mr. Cavanaugh held various financial and management positions with Petro.

Daniel P. Donovan has been President of the heating oil segment since May 2004 and President and Chief Operating Officer of Star Gas LLC since March 2005. From January 1980 to May 2004, he held various management positions with Meenan Oil, including Vice President and General Manager. From 1971 to 1980, he worked for Mobil Oil. His last position with Mobil Oil was President and General Manger of its heating oil subsidiary in New York City.

Richard F. Ambury has been Senior Vice President and Chief Financial Officer of Star Gas LLC since May 2005. From November 2001 to May 2005, Mr. Ambury was Vice President and Treasurer of Star Gas, LLC. From March 1999 to November 2001, Mr. Ambury was Vice President of Star Gas Propane, L.P. From February 1996 to March 1999, Mr. Ambury served as Vice President—Finance of Star Gas Corporation, the predecessor general partner. Mr. Ambury was employed by Petro from June 1983 through February 1996, where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Ambury has been a Certified Public Accountant since 1981.

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

William P. Nicoletti has been Non-Executive Chairman of the Board of Star Gas LLC since March 2005. Mr. Nicoletti has been a Director of Star Gas LLC since March 1999 and was a Director of Star Gas Corporation, the predecessor general partner from November 1995 until March 1999. He is Managing Director of Nicoletti & Company, Inc., a private investment banking firm. Mr. Nicoletti was formerly a senior officer and head of Energy Investment Banking for E. F. Hutton & Company, Inc., PaineWebber Incorporated and McDonald Investments, Inc. Mr. Nicoletti is a director of MarkWest Energy Partners, L.P. and SPI Petroleum, LLC.

Stephen Russell has been a Director of Star Gas LLC since October 1999 and was a director of Petro from July 1996 until March 1999. He has been Chairman of the Board and Chief Executive Officer of Celadon Group, Inc., an international transportation company, since its inception in July 1986. Mr. Russell has been a member of the Board of Advisors of the Johnson Graduate School of Management, Cornell University since 1983.

Irik P. Sevin has been a Director of Star Gas LLC since March 1999. From March 1999 until March 2005 Mr. Sevin was Chairman of the Board and Chief Executive Officer of Star Gas LLC and was President from November 2003 until March 2005. From December 1993 to March 1999, Mr. Sevin served as Chairman of the Board of Directors of Star Gas Corporation, the predecessor general partner. Mr. Sevin has been a Director of Petro since its organization in October 1979, and Chairman of the Board of Petro since January 1993 and served as President of Petro from 1979 through January 1997.

Meetings and Compensation of Directors

During fiscal 2005, the Board of Directors met 26 times. All Directors attended each meeting except that Mr. Russell did not attend two meetings. Each non-management Director receives an annual fee of $27,000 plus $1,500 for each regular meeting attended and $750 for each telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $12,000 while other Audit Committees members receive an annual fee of $6,000. The Chairman of the Compensation Committee receives an annual fee of $6,000 while other non-management members of the Compensation Committee and Distribution Committee receive an annual fee of $3,000. Each member of the Audit Committee receives $1,500 for every regular meeting attended and $750 for every telephonic meeting attended. Each non-management member of the Compensation Committee and Distribution Committee receives $1,000 for each regular meeting attended and $500 for each telephonic meeting attended. In October 2004, a Special Committee of the Board of Directors was established for purposes of reviewing the sale of the propane segment. The members of this Committee received a one-time fee of $100,000 each plus $1,500 for each regular meeting attended and $750 for each telephonic meeting. See “Special Committee” below. Effective March 7, 2005 the Non-Executive Chairman of the Board receives an annual fee of $120,000.

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

The current members of the Audit Committee are William P. Nicoletti, Paul Biddelman and Stephen Russell. During fiscal 2005, the audit committee met 11 times. Members of the Audit Committee may not be employees of Star Gas LLC or its affiliated companies and must otherwise meet the New York Stock Exchange and SEC independence requirements for service on the Audit Committee. The Board of Directors has determined that Messrs. Nicoletti, Biddelman and Russell are independent directors in that they do not have any material relationships with the Partnership (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Partnership) and they otherwise meet the independence requirements of the NYSE and the SEC. The Partnership’s Board of Director’s has determined that Mr. Biddelman, the Chairman of the Audit Committee, meets the definition of an Audit Committee financial expert under applicable SEC and NYSE regulations.

Compensation Committee

The current members of the Compensation Committee are Paul Biddelman and Stephen Russell. Mr. Russell was appointed as a member of the Compensation Committee in December 2004. Pursuant to resolutions adopted by the Board of Directors, effective as of October 1, 2003, the Chief Executive Officer has the authority to recommend (other than with respect to himself) and the Compensation Committee the authority to set: (i) the general compensation policies of the Partnership and any of the Partnership’s subsidiaries or subsidiary partnerships, its general partner or other affiliates whose cost is borne directly or indirectly by the Partnership; (ii) the terms of compensation plans and compensation levels for officers of the Partnership; (iii) the salary and bonus ranges for officers of the Partnership, including the performance criteria and target compensation on all performance-based compensation plans or programs and the specific amounts within those ranges; (iv) the terms of any equity or equity-linked securities to be granted to any employee or director of the Partnership; and (v) the accruals to be utilized in the financial statements related to such compensation.

Distribution Committee

The current members of the Distribution Committee are Irik Sevin and Paul Biddelman. The duties of the Distribution Committee are to discuss and review, and recommend to the Board of Directors, the Partnership’s distributions. During fiscal 2005, the Distribution Committee did not meet.

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

Adoption of Code of Ethics

The Partnership has adopted a written code of ethics that applies to the Partnership’s officers, directors and employees. A copy of the Code of Ethics is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge, by contacting Richard F. Ambury, (203) 328-7300.

Non-Management Directors

The non-management directors on the Board of Directors of the general partner are Messrs. Sevin, Biddelman, Nicoletti and Russell. Mr. Nicoletti also serves as the Non-Executive Chairman of the Board. Unitholders interested in contacting the Chairman of the Board or the non-management directors as a group may do so by contacting William P. Nicoletti c/o Star Gas L.P., 2187 Atlantic Street, Stamford, CT, 06902.

Officer Certification Requirements

The Partnership’s chief executive officer submitted to the NYSE the CEO certification required pursuant to Section 303A, 12(a) of the NYSE rules for the fiscal year ended September 30, 2004.

This annual report on Form 10-K includes as exhibits the certifications of the Partnership’s chief executive officer and chief financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the Chief Executive Officer and to the named executive officers for services rendered to Star Gas and its subsidiaries during the fiscal years ended September 30, 2003, 2004 and 2005.

Name and Principal Position	Year	Summary Compensation Table Annual Compensation						Restricted Stock Awards	Long-Term Compensation
		Salary		Bonus		Other Annual Compensation			Securities Underlying UARs	All Other Compensation
Irik P. Sevin,	2005	$345,417		$—		$6,560,094	(1)	$
Director (2)	2004	$650,000		$—		$$65,736	(3)		77,419
	2003	$505,000	(4)	$985,200	(5)	14,600	(6)		77,419

Ami Trauber, Chief Financial Officer (8)	2005	$223,430		$—		$295,821	(7)
	2004	$370,800		$—		$12,201	(6)		46,452
	2003	$298,800	(4)	$272,550	(5)	$11,762	(6)		46,452

Joseph P. Cavanaugh, Chief Executive Officer (11)	2005	$189,000		$1,140,894	(9)	$9,910	(10)
	2004	$267,800		$—		$494,169	(10)
	2003	$267,800		$268,060	(5)	$18,768	(10)

David A. Shinnebarger, Executive Vice President (12)	2005	$195,983		$—		$250,673	(7)
	2004	$284,375		$—		$—			4,500

Daniel P. Donovan, President and Chief Operating Officer (13)	2005	$300,000		$—		$21,778	(6)		5,000
	2004	$253,654		$85,785		$24,614	(6)		10,000

Richard F. Ambury Chief Financial Officer (14)	2005	$232,988		$100,000		$16,629	(6)		9,917
	2004	$222,956		$—		$10,034	(6)		9,917
	2003	$207,941	(4)	$162,550	(5)	$14,185	(6)		9,917

(1)	The $6.6 million in “Other Annual Compensation” represents the cumulative amount that will be paid to Mr. Sevin over the life of his consulting agreement and retirement package, in connection with his Agreement. On March 7, 2005 (the “Termination Date”), Star Gas LLC and Mr. Irik P. Sevin entered into a letter agreement and general release (the “Agreement”). In accordance with the Agreement, Mr. Sevin confirmed his resignation from employment as the Chief Executive Officer and President of Star Gas LLC (and its subsidiaries) under the employment agreement between Mr. Sevin and Star Gas LLC dated as of September 30, 2001. Pursuant to the Agreement, Mr. Sevin is entitled to an annual consulting fee totaling $395,000 for a period of five years following the Termination Date. In addition, the Agreement provides for Mr. Sevin to receive a retirement benefit equal to $350,000 per year for a 13-year period beginning with the month following the five-year anniversary of the Termination Date. At March 31, 2005, the Partnership recorded a liability for $4.2 million, representing the present value of the cost of the Agreement. This amount also includes $12,768 company paid contributions under Petro’s 401(k) defined contribution retirement plan, $7,610 company paid life insurance premiums, professional fees totaling $5,185 and $9,531 for personal use of company owned vehicles.
(2)	Mr. Sevin resigned as the Partnership’s Chairman of the Board, President and Chief Executive Officer, effective as of March 7, 2005.
(3)	This amount represents the following: $15,275 company paid contributions under Petro’s 401(k) defined contribution retirement plan and professional fees totaling $41,153 and $9,328 for personal use of company owned vehicles.
(4)	Fiscal 2003 salary amounts reflects the reduction in salary that each named executive forfeited to obtain his respective fiscal 2003 grant of restricted unit appreciation rights as follows: Irik P. Sevin - $120,000, Ami Trauber– $72,000 and Richard F. Ambury – $15,375.
(5)	Fiscal 2003 bonus amount includes the value as of September 30, 2003 of senior subordinated units vested in fiscal 2003 under the Partnership’s Director and Employee Unit Incentive Plan as follows: Irik P. Sevin–$410,000, Joseph P. Cavanaugh– $123,060 and Richard F. Ambury – $102,550.
(6)	These amounts represent company paid contributions under Petro’s 401(k) defined contribution retirement plan.
(7)	These amounts represent severance payments in connection with Mr. Trauber’s and Mr. Shinnebarger’s separation agreements of $278,100 and $243,750, respectively. Mr. Trauber and Mr. Shinnebarger also received company paid contributions under Petro’s 401(k) defined contribution retirement plan of $13,901 and $3,250, respectively. In addition, these amounts also include $3,820 and $3,673 for personal use of company owned vehicles for Mr. Trauber and Mr. Shinnebarger, respectively.
(8)	Mr. Trauber assumed the position of the Chief Financial Officer effective November 1, 2001 and resigned effective May 6, 2005.
(9)	In connection with the sale of the propane segment in December 2004, the Partnership paid the segment’s then Chief Executive Officer, Joseph Cavanaugh, a bonus equal to three times Mr. Cavanaugh’s annual salary and bonus upon the successful completion of the sale.
(10)	For fiscal 2002, 2003 and 2004, these amounts represent funds paid in lieu of company paid contributions to the Partnership’s retirement plans. In fiscal 2004, other annual compensation represents a $474,679 distribution from the Partnership’s SERP retirement plan. Mr. Cavanaugh became eligible in fiscal 2004 to receive distributions from the SERP plan.
(11)	Mr. Cavanaugh was appointed as the Chief Executive Officer as of March 7, 2005.
(12)	Mr. Shinnebarger assumed the position of Executive Vice President effective November 1, 2003 and resigned effective as of May 3, 2005.
(13)	Mr. Donovan assumed the position of President of the Heating Oil Segment effective May 1, 2004 and President and Chief Operating Officer of the Partnership effective March 7, 2005.
(14)	Mr. Ambury was appointed the Partnership’s Chief Financial Officer, effective as of May 6, 2005.

Aggregated Option/UAR Exercises in Last Fiscal Year

and Fiscal Year End Option/UAR Values

Name	Units Acquired Exercise of UARs		Value Realized		Number of Unexercised UARs at September 30, 2005 Exercisable(E)/ Unexercisable(U) (1)		Value of In the Money UARs at September 30, 2005
Irik P. Sevin	102,000	(2)	$286,963	(3)	436,019	(U)	$—
Ami Trauber	44,749	(2)	$172,182	(3)	—		$—
Daniel P. Donovan	—		$—		5,000	(U)	$—
Richard F. Ambury	—		$—		6,612		$36,762

(1)	The UARs listed in the above table represent the right of the grantee to receive payment in cash equal to the excess of the fair market value of a senior subordinated unit on the vesting date for such UARs over the respective exercise prices which range from $7.6259 to $20.90 per unit (subject to deferral).
(2)	Represents senior subordinated units issued upon exercise of UARs.
(3)	Represents the excess of the fair market value of senior subordinated units, represented by the closing price on the New York Stock Exchange on the vesting date for such UARs over the respective exercise prices.

Long-Term Incentive Plans – Awards in Last Fiscal

None

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	240,000

Total	—	—	240,000

Employment Contracts and Service Agreements

Agreement with Daniel P. Donovan

The Partnership entered into an employment agreement with Mr. Donovan effective as of May 5, 2004. Mr. Donovan’s employment agreement has a term of three years unless otherwise terminated in accordance with the employment agreement. The employment agreement provides for an annual base salary of $300,000. In addition, Mr. Donovan may earn a bonus of up to 35% of his base salary for services rendered based upon achieving certain performance criteria. Mr. Donovan is also entitled to receive 10,000 common units annually under a long-term incentive plan that is to be developed by the Partnership. The employment agreement provides for one year’s salary as severance if Mr. Donovan’s employment is terminated without cause or by Mr. Donovan for good reason.

Agreement with Joseph P. Cavanaugh

In connection with the sale of the propane segment in December 2004, the Partnership paid the segment’s then Chief Executive Officer, Joseph Cavanaugh, a bonus of $1,140,894 equal to three times Mr. Cavanaugh’s annual salary and bonus upon the successful completion of the sale. Upon completion of the sale, Mr. Cavanaugh’s position was terminated by the Partnership. Mr. Cavanaugh was subsequently employed by Inergy, the entity that acquired the propane segment, from December 2004 to March 2005 as President, of its Star Gas Division. Mr. Cavanaugh was appointed as the Chief Executive Officer of Star Gas, effective as of March 7, 2005, at an annual salary of $275,000.

Agreement with Richard F. Ambury

Effective May 4, 2005, Petro entered into an employment agreement with Richard F. Ambury pursuant to which Mr. Ambury will be employed by Petro for a three-year term ending on May 3, 2008. Mr. Ambury will serve as Vice President and Chief Financial Officer of both Petro and the general partner of the Partnership. The agreement provides for an annual base salary of $236,333 and a performance-based bonus of up to 35% of his base salary or such higher percentage as shall be applicable to Petro’s chief operating officer. In addition to the performance-based bonus, Mr. Ambury will receive a payment of $50,000 on the last day of each 12-month period during the term. If Mr. Ambury’s employment is terminated without cause or Mr. Ambury terminates his employment as a result of a material breach of this agreement by Petro, Mr. Ambury will be entitled to the following severance compensation: $858,999, if the agreement is terminated prior to April 30, 2006; $572,666 if the agreement is terminated after May 1, 2006 and prior to April 30, 2007; and $286,333, if the agreement is terminated after May 1, 2007 and prior to May 3, 2008.

Agreement with Irik P. Sevin

On March 7, 2005, the General Partner and Mr. Irik P. Sevin entered into a letter agreement and general release (the “Agreement”). In accordance with the Agreement, Mr. Sevin confirmed his resignation as Chairman of the Board of the General Partner and his resignation from employment as the Chief Executive Officer and President of the General Partner (and its subsidiaries) under the employment agreement between Mr. Sevin and the General Partner dated as of September 30, 2001, in each case effective immediately. Pursuant to the Agreement, Mr. Sevin will not be eligible for any benefits or compensation, other than as specifically provided in the Agreement. Pursuant to the Agreement, for the 13-year period beginning with the month following the five-year anniversary of the termination date, the General Partner will provide Mr. Sevin with a retirement benefit equal to $350,000 per year.

Mr. Sevin continues to be a director of the General Partner and will provide consulting services to the Partnership for a period of five years following the termination date. Mr. Sevin will be entitled to annual consulting fees of $395,000, payable in equal monthly installments. For a period of two years following the termination date, the General Partner will reimburse Mr. Sevin for all reasonable expenses incurred in maintaining an office to provide the consulting services provided that such expenses shall in no event exceed $50,000 per year. The General Partner will also provide Mr. Sevin with one administrative assistant at the same level as his current assistant during this two-year period. Mr. Sevin executed a general release in favor of the Partnership, containing certain exceptions.

Agreement with Ami Trauber

On July 27, 2005, Star Gas LLC and Mr. Ami Trauber entered into an agreement, effective as July 15, 2005, in connection with the termination of his employment agreement dated as of October 15, 2001. Mr. Trauber received a payment of $92,700 representing salary in lieu of the 90 days’ notice plus six months of severance compensation equal to $185,400. In addition, the Partnership will pay the premium for Mr. Trauber’s healthcare coverage for nine months. Mr. Trauber received all amounts due and payable to him in accordance with the terms of the unit appreciation rights that were previously granted to him in 2001 and 2002.

Agreement with David Shinnebarger

Effective as of May 3, 2005, the employment of Mr. David Shinnebarger, as Chief Marketing Officer of the Partnership, was terminated. Mr. Shinnebarger was employed pursuant to an employment agreement dated as of October 17, 2003, by and between, the Partnership and Mr. Shinnebarger. In connection with the termination of this agreement, Mr. Shinnebarger received a payment of $243,750, representing salary in lieu of the 90 days’ notice plus the six months severance. In addition, the Partnership will pay the premium for Mr. Shinnebarger’s healthcare coverage for nine months.

401(k) Plan

Mr. Cavanaugh, Mr. Donovan and Mr. Ambury are covered under a 401(k) defined contribution plan maintained by Petro. Participants in the plan may elect to contribute a sum not to exceed the lesser of 17% of a participant’s compensation or the maximum limit under the Internal Revenue Code of 1975, as amended. Under this plan, Petro makes a core contribution from 4% up to a maximum 5.5% of a participant’s compensation up to $205,000 and matches 2/3 of each amount that a participant contributes with a maximum employer match of 2%.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of November 20, 2005 of common units, senior subordinated units, junior subordinated units and general partner units by:

(1)	Star Gas LLC and certain beneficial owners;

(2)	each of the named executive officers and directors of Star Gas LLC;

(3)	all directors and executive officers of Star Gas LLC as a group; and

(4)	each person the Partnership knows to hold 5% or more of Star Gas Partners’ units.

Except as indicated, the address of each person is c/o Star Gas Partners, L.P. at 2187 Atlantic Street, Stamford, Connecticut 06902-0011.

	Common Units		Senior Subordinated Units				Junior Subordinated Units		General Partner Units(a)
Name	Number	Percentage	Number		Percentage		Number	Percentage	Number		Percentage
Star Gas LLC	—	—%	29,133		*	%	—	—%	325,729		100%
Irik P. Sevin	33,000	*	300,609	(b)	8.8		53,426	15.5	325,729	(b)	100
Audrey L. Sevin	6,000	*	42,829	(b)	1.3		153,131	44.3	325,729	(b)	100
Hanseatic Americas, Inc.	—	—	29,133	(b)	*		138,807	40.2	325,729	(b)	100
Paul Biddelman	—	—	8,057		*		—	—	—		—
William P. Nicoletti	—	—	5,252		*		—	—	—		—
Stephen Russell	—	—	5,252		*		—	—	—		—
Richard F. Ambury	2,125	*	—		—		—	—	—		—
Joseph P. Cavanaugh	—	—	—		—		—	—	—		—
Daniel P. Donovan	—	—	—		—		—	—	—		—
Ami Trauber	—	—	44,749		—		—	—	—		—

All officers and directors and Star Gas LLC as a group (9 persons)	41,125	*	377,615		9.8%		206,557	59.8%	325,729		100%
Third Point Management Company, LLC(c)	2,000,000	6.2%
Dalal Street, Inc. (d)	1,802,926	5.4%
Lime Capital Management LLC (e)	1,690,100	5.3%
Atticus Capital LLC (f)	1,749,000	5.4%

(a)	For purpose of this table, the number of General Partner Units is deemed to include the 0.01% equity interest in Star/Petro, Inc.
(b)	Assumes each of Star Gas LLC’s owners may be deemed to beneficially own all of Star Gas LLC’s general partner units and senior subordinated units; however, they disclaim beneficial ownership of these units, except to the extent of their proportionate interest therein. The membership interests in Star Gas LLC are owned by its members in the following proportions: Audrey Sevin -44.2580%; Irik Sevin-15.6363%; and Hanseatic Americas, Inc.-40.1057%. See Item 10 “Directors and Executive Officers of the Registrant” – Partnership Management
(c)	According to a Schedule 13G filed with the SEC on October 26, 2004, Third Point Management Company LLC (“Third Point”) is a Delaware limited liability, which serves as investment manager or adviser to a variety of hedge funds and managed accounts with respect to Common Units directly owned by the funds and accounts. Mr. Daniel S. Loeb is the managing director of Third Point and controls its business activities with respect to the Common Units. Third Point’s address is 360 Madison Avenue, New York, NY 10017.
(d)	According to a Schedule 13G filed with the SEC on January 10, 2005, Dalal Street, Inc. and Mr. Mohnish Prabai in his capacity as chief executive officer of Dalal Street, Inc., have shared the power to vote or to direct the vote and the shared power to dispose or direct the disposition of the Common Units owned by the Pabrai Investment Fund II, L.P.; Pabrai Investment Fund 3, Ltd.; Pabrai Investment Fund IV, L.P.; Dalal Street, Inc.; an Mohnish Prabai. Their address is 17 Spectrum Point Drive, Suite 503, Lake Forest, CA 92630.
(e)

According to a Schedule 13G filed with the SEC on April 21, 2005, includes 1,156,050 Common Units beneficially owned by Lime Capital Management LLC and 534,050 Common Units beneficially owned by Lime Capital Management Administrators LLC, an affiliate of Lime Capital Management LLC, for which Lime Capital Management LLC disclaims beneficial ownership. Lime Capital Management LLC is the investment manager and a managing member of Lime Fund LLC. Lime Capital

Management Administrators LLC is the investment manager of Lime Overseas Fund Ltd. and a managing member of Lime Fund LLC. Gregory E. Bylinsky and Mark Gorton are the managing members of Lime Capital Management LLC and Lime Capital Management Administrators LLC. The principal business office address of each of Lime Capital Management LLC, Lime Capital Management Administrators LLC, Lime Fund LLC, Gregory E. Bylinsky and Mark Gorton is 377 Broadway, 11th Floor, New York, New York 10013. The principal business office address of Lime Overseas Fund is c/o Meridian Corporate Services Limited, P.O. Box HM 528, 73 Front Street, Hamilton, HM CX, Bermuda.

(f)	According to a Schedule 13G filed with the SEC on April 28, 2005, Atticus Capital LLC and Timothy R. Barakett share voting and disposition power with respect to the common units listed above. Their address is 152 West 57th Street, 45th Floor, New York, NY 10019.
*	Amount represents less than 1%.

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

Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Forms 5 were required for those persons, the General Partner believes that during fiscal 2005 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner, except that Mr. Sevin filed two Form 5’s relating to gifts of 4,067 senior subordinated units in the aggregate, subsequent to the required filing dates.

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

On March 7, 2005, the General Partner and Audrey L. Sevin, a director and the Secretary of Star Gas, LLC, entered into a letter agreement and general release (the “Letter Agreement”). In accordance with the Letter Agreement, Ms. Sevin confirmed her resignation from employment as the Secretary of the General Partner (and its subsidiaries), effective immediately. Pursuant to a separate letter from Ms. Sevin to the Partnership, Ms. Sevin also agreed to resign as a member of the Board of Directors of the General Partner, effective immediately. Pursuant to the Letter Agreement, Ms. Sevin will not be eligible for any benefits or compensation, other than as specifically provided in the Letter Agreement. The Partnership agreed to pay Ms. Sevin, as severance, 26 weeks of her base salary, payable in intervals in accordance with the Partnership’s customary payroll practices. Ms. Sevin executed a general release in favor of the Partnership, containing certain exceptions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2004 and 2005, and for fees billed for other services rendered by KPMG LLP (in thousands).

	2004	2005
Audit Fees (1)	$900	$1,716
Audit-Related Fees (2)	298	139

Audit and Audit-Related Fees	1,198	1,855
Tax Fees (3)	261	390

Total Fees	$1,459	$2,245

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership, review of and preparation of consents for registration statements filed with the Securities and Exchange Commission, for review of the Partnership’s tax provision and for subsidiary statutory audits. The increase in 2005 fees was primarily related to services in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Audit fees incurred in connection with registration statements were $236,000 and $95,000 for fiscal years 2004 and 2005, respectively.
(2)	Audit-related fees were principally for audits of financial statements of certain employee benefit plans, internal controls reviews, other services related to financial accounting and reporting standards and preparation for the Partnership’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
(3)	Tax fees related to services for tax consultation and tax compliance.

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

1. Financial Statements

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits.

See “Index to Exhibits” set forth on page 61

INDEX TO EXHIBITS

Exhibit Number	Description

4.2	Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P.(2)

4.3	Amended and Restated Agreement of Limited Partnership of Star Gas Propane, L.P.(2)

4.4	Amendment No. 1 dated as of April 17, 2001 to Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P.(11)

4.5	Unit Purchase Rights Agreement dated April 17, 2001(12)

4.6	First Amendment to Unit Purchase Rights Agreement dated December 2, 2005 (12)

4.7	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Star Gas Partners, L.P.(17)

4.8	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Star Gas Partners.(20)

4.9	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Star Gas Propane.(20)

4.10	Form of Second Amended and Restated Agreement of Limited Partnership (27)

10.2	Form of Conveyance and Contribution Agreement among Star Gas Corporation, the Partnership and the Operating Partnership.(3)

10.3	Form of First Mortgage Note Agreement among certain insurance companies, Star Gas Corporation and Star Gas Propane L.P.(3)

10.4	Intercompany Debt(3)

10.5	Form of Non-competition Agreement between Petro and the Partnership(3)

10.6	Form of Star Gas Corporation 1995 Unit Option Plan(3)(10)

10.7	Amoco Supply Contract(3)

10.11	Note Agreement, dated as of January 22, 1998, by and between Star Gas and The Northwestern Mutual Life Insurance Company(6)

10.14	Agreement and Plan of Merger by and among Petroleum Heat and Power Co., Inc., Star Gas Partners, L.P., Petro/Mergeco, Inc., and Star Gas Propane, L.P.(2)

10.15	Exchange Agreement(2)

10.16	Amendment to the Exchange Agreement dated as of February 10, 1999(2).

10.19	$12,500,000 8.67% First Mortgage Notes, Series A, due March 30, 2012.

$15,000,000 8.72% First Mortgage Notes, Series B, due March 30, 2015 dated as of March 30, 2000(5)

10.21	June 2000 Star Gas Employee Unit Incentive Plan(6)(10)

10.22	$40,000,000 Senior Secured Note Agreement(7)

10.23	Note Purchase Agreement for $7,500,000 – 7.62% First Mortgage Notes, Series A, due April 1, 2008 and $22,000,000 – 7.95% First Mortgage Notes, Series B, due April 1, 2011(8)

10.26	Note Agreement dated as of July 30, 2001 for $103,000,000 by Star Gas Partners, L.P., Petro Holdings, Inc., Petroleum Heat and Power Co., Inc., and the agents Bank of America, N.A. and First Union Securities, Inc.(14)

10.27	Employment agreement dated as of September 30, 2001 between Star Gas LLC, and Irik P. Sevin.(10)(14)

10.28	Meenan Equity Purchase Agreement dated July 31, 2001(13)

10.32	Amended and restated credit agreement dated September 23, 2003, between Star Gas Propane, LP and the agents, JPMorgan Chase Bank and Wachovia Bank, N.A.(16)

10.33	Parity debt agreement, dated September 30, 2003, between Star Gas Propane, LP, and the agents, Fleet National Bank, Wachovia Bank, N.A. and JPMorgan Chase Bank(16)

10.34	Employment Agreement between Petro Holdings, Inc. and Angelo J. Catania(10)(16)

10.35	Credit Agreement dated December 22, 2003, between Petroleum Heat and Power Co., Inc. and the agents, Fleet National Bank, JPMorgan Chase Bank and LaSalle Bank National Association.(18)

10.36	First supplemental indenture dated January 22, 2004 to the indenture dated February 6, 2003 for the Partnership’s 10- 1/4% Senior Notes due 2013.(18)

10.37	Agreement to sell the stock and business of Total Gas & Electric.(19)

10.38	Indenture for the 10-1/4% senior notes due February 2013.(2)

10.39	Letter Amendment and Waiver No. 2 to Petro Credit Agreement.(21)

10.40	Employment Agreement between the Registrant and David Shinnebarger.(21)(10)

10.41	Employment Agreement between Petro Holdings, Inc. and Daniel P. Donovan.(21)(10)

10.42	Interest Purchase Agreement for the sale of the propane operations(20)

10.43	Non-Competition Agreement(20)

10.44	Credit Agreement dated December 17, 2004, between Petroleum Heat and Power Co., Inc. and JPMorgan Chase Bank, N.A., Bank of America, N.A., Wachovia Bank, National Association, General Electric Capital Corporation, Citizens Bank of Massachusetts and J. P. MorganSecurities, Inc.(23)

10.45	Amendment, dated as of November 2, 2005, to the Credit Agreement, dated as of December 17, 2004 among Petroleum Heat and Power Co., Inc. and JPMorgan Chase Bank, N.A., Bank of America, N.A., Wachovia Bank, National Association, General Electric Capital Corporation, and Citizens Bank of Massachusetts (28)

10.46	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin (23)

10.47	Agreement between the Registrant and Audrey Sevin dated March 7, 2005 (23)

10.48	Voting Trust Agreement dated March 7, 2005 between Star Gas LLC, Irik Sevin, Stephen Russell and Joseph Cavanaugh (23)

10.49	Employment Agreement dated May 4, 2005 between the Registrant and Richard F. Ambury(24) (10)

10.50	Agreement dated July 15, 2005 between the Registrant and Ami Trauber (26)

10.51	Agreement dated May 6, 2005 between the Registrant and David Shinnebarger (1)

10.52	Unit Purchase Agreement dated as of December [5], 2005 among Star Gas Partners, L.P., Star Gas LLC, Kestrel Energy Partners, LLC, Kestrel Heat, LLC and KM2, LLC (29)

10.53	Form of Noteholder Lock-Up Agreement with MacKay Shields LLC and Lehman Brothers Inc. (29)

10.54	Form of Noteholder Lock-Up Agreement with Morgan Asset Management, Inc. and Third Point LLC (29)

10.55	Form of Noteholder Lock-Up Agreement with Trilogy Capital, LLC (29)

10.56	Form of Noteholder Lock-Up Agreement with Merrill Lynch Investment Managers and certain related entities (29)

10.57	Form of Backstop Agreement with MacKay Shields LLC and Lehman Brothers Inc. (29)

10.58	Form of new Indenture for the new senior notes (29)

10.59	Form of Amended and Restated Indenture for the existing senior notes (29)

14	Code of Ethics(19)

21	Subsidiaries of the Registrant(1)

23.1	Consent of KPMG LLP(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

INDEX TO EXHIBITS (continued)

(1)	Filed herewith.
(2)	Incorporated by reference to an Exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-103873, filed with the Commission March 17, 2003.
(3)	Incorporated by reference to the same Exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-98490, filed with the Commission on December 13, 1995.
(4)	Incorporated by reference to the same Exhibit to Registrant’s Registration Statement on Form S-3, File No. 333-47295, filed with the Commission on March 4, 1998.
(5)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 26, 2000.
(6)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2000.
(7)	In Accordance with Item 601(B)(4)(iii) of Regulation S-K, the Partnership will provide a copy of this document to the SEC upon request.
(8)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2001.
(9)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2001.
(10)	Management compensation agreement.
(11)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 16, 2001.
(12)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Commission on April 18, 2001, as amended by Exhibit 4.2 to Form 8-A/A filed with the Commission on December 5, 2005.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2001.
(14)	Incorporated by reference to the same Exhibit to Registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2001.
(15)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 30, 2002.
(17)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2003.
(18)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 29, 2004.
(19)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 29, 2004.
(16)	Incorporated by reference to the same Exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, filed with the Commission on December 22, 2003.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 18, 2004.
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Commission on December 14, 2004.
(22)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2005.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.
(24)	Incorporated by reference to the an Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2005.
(25)	Incorporated by reference to an Exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-103873, filed with the Commission June 30, 2005.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 2005.
(27)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005.
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2005.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the General Partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
By:	Star Gas LLC (General Partner)

By:	/s/ Joseph P. Cavanaugh
Joseph P. Cavanaugh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ Joseph P. Cavanaugh	Chief Executive Officer and Director Star Gas LLC	December 12, 2005
Joseph P. Cavanaugh

/s/ Richard F. Ambury	Chief Financial Officer (Principal Financial and Accounting Officer) Star Gas LLC	December 12, 2005
Richard F. Ambury

/s/ William P. Nicoletti	Non-Executive Chairman of the Board and Director Star Gas LLC	December 12, 2005
William P. Nicoletti

/s/ Paul Biddelman	Director Star Gas LLC	December 12, 2005
Paul Biddelman

/s/ Stephen Russell	Director Star Gas LLC	December 12, 2005
Stephen Russell

/s/ Irik. P. Sevin	Director Star Gas LLC	December 12, 2005
Irik P. Sevin

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Star Gas Finance Company
By:	(Registrant)

By:	/s/ Joseph P. Cavanaugh
Joseph P. Cavanaugh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ Joseph P. Cavanaugh	Chief Executive Officer and Director (Principle Executive Officer) Star Gas Finance Company	December 12, 2005
Joseph P. Cavanaugh

/s/ Richard F. Ambury	Chief Financial Officer (Principal Financial and Accounting Officer) Star Gas Finance Company	December 12, 2005
Richard F. Ambury

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II	Financial Information:

Item 8 - Financial Statements

	Reports of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of September 30, 2004 and 2005	F-4

	Consolidated Statements of Operations for the years ended September 30, 2003, 2004 and 2005	F-5

	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2003, 2004 and 2005	F-6

	Consolidated Statements of Partners’ Capital for the years ended September 30, 2003, 2004 and 2005	F-7

	Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2004 and 2005	F-8

	Notes to Consolidated Financial Statements	F-9 - F-33

Schedule for the years ended September 30, 2003, 2004 and 2005

	II. Valuation and Qualifying Accounts	F-34

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Star Gas Partners, L.P.:

We have audited the consolidated financial statements of Star Gas Partners, L.P. and Subsidiaries (the “Partnership”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2004 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Partnership must utilize all or a portion of the excess proceeds (as defined) from the sale of its propane segment to fund its working capital requirements over the next twelve months. Under the terms of the Indenture for the Partnership’s Senior Notes, such excess proceeds (as defined) are required to be offered to the holders of the Senior Notes by December 12, 2005. It is possible that the holders of the Senior Notes will not permit the use of such excess proceeds (as defined) by the Partnership to fund its working capital requirements. This factor raises substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 3 and 9 to the consolidated financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of October 1, 2002.

KPMG, LLP

Stamford, Connecticut

December 12, 2005

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Star Gas Partners, L.P.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) , that Star Gas Partners, L.P. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Star Gas Partners, L.P. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Star Gas Partners, L.P. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Star Gas Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2004 and 2005, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 12, 2005 expressed an unqualified opinion on those consolidated financial statements. Our report contains an explanatory paragraph that the Partnership may not be able to fund its working capital requirements, which raises substantial doubt about the Partnership’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Stamford, Connecticut

December 12, 2005

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended September 30,
(in thousands)	2004	2005
ASSETS
Current assets
Cash and cash equivalents	$4,692	$99,148
Receivables, net of allowance of $5,622 and $8,433, respectively	84,005	89,703
Inventories	34,213	52,461
Prepaid expenses and other current assets	60,973	70,120
Current assets of discontinued operations	50,288	—

Total current assets	234,171	311,432

Property and equipment, net	63,701	50,022
Long-term portion of accounts receivables	5,458	3,788
Goodwill	233,522	166,522
Intangibles, net	103,925	82,345
Deferred charges and other assets, net	13,885	15,152
Long-term assets of discontinued operations	306,314	—

Total assets	$960,976	$629,261

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$25,010	$19,780
Working capital facility borrowings	8,000	6,562
Current maturities of long-term debt	24,418	796
Accrued expenses	65,491	56,580
Unearned service contract revenue	35,361	36,602
Customer credit balances	53,927	65,287
Current liabilities of discontinued operations	50,676	—

Total current liabilities	262,883	185,607

Long-term debt	503,668	267,417
Other long-term liabilities	24,654	31,129

Partners’ capital (deficit)
Common unitholders	167,367	144,312
Subordinated unitholders	(6,768)	(8,930)
General partner	(3,702)	(3,936)
Accumulated other comprehensive income	12,874	13,662

Total partners’ capital	169,771	145,108

Total liabilities and partners’ capital	$960,976	$629,261

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2003	2004	2005
Sales:
Product	$934,967	$921,443	$1,071,270
Installations and service	168,001	183,648	188,208

Total sales	1,102,968	1,105,091	1,259,478
Cost and expenses:
Cost of product	598,397	594,153	786,349
Cost of installations and service	195,146	204,902	197,430
Delivery and branch expenses	217,244	232,985	231,581
Depreciation and amortization expenses	35,535	37,313	35,480
General and administrative expenses	39,763	19,937	43,418
Goodwill impairment charge	—	—	67,000

Operating income (loss)	16,883	15,801	(101,780)
Interest expense	(33,306)	(40,072)	(36,152)
Interest income	3,776	3,390	4,314
Amortization of debt issuance costs	(2,038)	(3,480)	(2,540)
Gain (loss) on redemption of debt	212	—	(42,082)

Loss from continuing operations before income taxes	(14,473)	(24,361)	(178,240)
Income tax expense	1,200	1,240	696

Loss from continuing operations	(15,673)	(25,601)	(178,936)
Income (loss) from discontinued operations, net of income taxes	19,786	20,276	(4,552)
Gain (loss) on sales of discontinued operations, net of income taxes	—	(538)	157,560
Cumulative effect of changes in accounting principles for discontinued operations - Adoption of SFAS No. 142	(3,901)	—	—

Net income (loss)	$212	$(5,863)	$(25,928)

General Partner’s interest in net income (loss)	$2	$(57)	$(234)

Limited Partners’ interest in net income (loss)	$210	$(5,806)	$(25,694)

Basic and diluted income (loss) per Limited Partner Unit:
Continuing operations	$(0.48)	$(0.72)	$(4.95)

Net income (loss)	$0.01	$(0.16)	$(0.72)

Weighted average number of Limited Partner units outstanding:
Basic	32,659	35,205	35,821

Diluted	32,767	35,205	35,821

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
(in thousands)	2003	2004	2005
Net income (loss)	$212	$(5,863)	$(25,928)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(4,930)	27,536	6,128
Unrealized gain (loss) on pension plan obligations	(1,469)	1,159	(3,703)
Other comprehensive income (loss) from discontinued operations	(495)	1,900	(1,637)

Other comprehensive income (loss)	(6,894)	30,595	788

Comprehensive income (loss)	$(6,682)	$24,732	$(25,140)

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2002	$(15,745)	$4,918	$(10,827)
Reclassification to earnings	—	(7,745)	(7,745)
Unrealized loss on pension plan obligations	(1,469)	—	(1,469)
Unrealized gain on derivative instruments	—	2,815	2,815
Other comprehensive loss from discontinued operations	—	(495)	(495)

Other comprehensive loss	(1,469)	(5,425)	(6,894)

Balance as of September 30, 2003	(17,214)	(507)	(17,721)

Reclassification to earnings	—	(10,870)	(10,870)
Unrealized gain on pension plan obligations	1,159	—	1,159
Unrealized gain on derivative instruments	—	38,406	38,406
Other comprehensive income from discontinued operations	—	1,900	1,900

Other comprehensive income	1,159	29,436	30,595

Balance as of September 30, 2004	(16,055)	28,929	12,874

Reclassification to earnings	—	(34,901)	(34,901)
Unrealized loss on pension plan obligations	(3,703)	—	(3,703)
Unrealized gain on derivative instruments	—	41,029	41,029
Other comprehensive loss from discontinued operations	—	(1,637)	(1,637)

Other comprehensive income (loss)	(3,703)	4,491	788

Balance as of September 30, 2005	$(19,758)	$33,420	$13,662

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2003, 2004 and 2005

	Number of Units				Common	Sr. Sub.	Jr. Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
(in thousands, except per unit amounts)	Common	Sr. Sub.	Jr. Sub.	General Partner
Balance as of September 30, 2002	28,970	3,134	345	326	$242,696	$4,337	$(1,232)	$(2,710)	$(10,827)	$232,264
Issuance of units	1,701	8			34,180					34,180
Net income					189	20	1	2		212
Other comprehensive loss, net									(6,894)	(6,894)
Unit compensation expense					204	2,402				2,606
Distributions:										—
$ 2.30 per unit					(66,633)					(66,633)
$ 1.65 per unit						(5,188)				(5,188)
$ 1.15 per unit							(397)	(374)		(771)

Balance as of September 30, 2003	30,671	3,142	345	326	210,636	1,571	(1,628)	(3,082)	(17,721)	189,776
Issuance of units	1,495	103			34,996					34,996
Net loss					(5,222)	(530)	(54)	(57)		(5,863)
Other comprehensive income, net									30,595	30,595
Unit compensation expense					76	10				86
Distributions:										—
$ 2.30 per unit					(73,119)					(73,119)
$ 1.725 per unit						(5,540)	(597)	(563)		(6,700)

Balance as of September 30, 2004	32,166	3,245	345	326	167,367	(4,489)	(2,279)	(3,702)	12,874	169,771
Issuance of units		147				459				459
Net loss					(23,073)	(2,373)	(248)	(234)		(25,928)
Other comprehensive income, net									788	788
Unit compensation expense					18					18

Balance as of September 30, 2005	32,166	3,392	345	326	$144,312	$(6,403)	$(2,527)	$(3,936)	$13,662	$145,108

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2003	2004	2005
Cash flows provided by (used in) operating activities:
Net income (loss)	$212	$(5,863)	$(25,928)
Deduct: (Income) loss from discontinued operations	(19,786)	(20,276)	4,552
(Gain) loss on sales of discontinued operations	—	538	(157,560)
Add: Cumulative effect of change in accounting principles for the adoption of SFAS No. 142 for discontinued operations	3,901	—	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35,535	37,313	35,480
Amortization of debt issuance cost	2,038	3,480	2,540
Loss (gain) on redemption of debt	(212)	—	42,082
Loss on derivative instruments, net	306	1,673	2,144
Unit compensation expense (income)	9,001	(4,382)	(2,185)
Provision for losses on accounts receivable	6,601	7,646	9,817
Goodwill impairment charge	—	—	67,000
Gain on sales of fixed assets, net	(52)	(281)	(43)
Changes in operating assets and liabilities net of amounts related to acquisitions:
Increase in receivables	(20,735)	(6,178)	(13,845)
Decrease (increase) in inventories	3,155	(10,067)	(18,248)
Decrease (increase) in other assets	(13,917)	7,627	(7,070)
Increase (decrease) in accounts payable	7,923	5,832	(5,230)
Increase (decrease) in other current and long-term liabilities	1,395	(3,393)	11,579

Net cash provided by (used in) operating activities	15,365	13,669	(54,915)

Cash flows provided by (used in) investing activities:
Capital expenditures	(12,851)	(3,984)	(3,153)
Proceeds from sales of fixed assets	306	1,462	3,398
Cash proceeds from sale of discontinued operations	—	12,495	467,186
Acquisitions	(35,850)	(3,526)	—

Net cash provided by (used in) investing activities	(48,395)	6,447	467,431

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	136,000	128,000	292,200
Working capital facility repayments	(153,000)	(126,000)	(293,638)
Acquisition facility borrowings	50,000	3,000	—
Acquisition facility repayments	(17,000)	(36,000)	—
Proceeds from the issuance of debt	197,333	70,512	—
Repayment of debt	(119,668)	(8,471)	(259,559)
Debt extinguishment costs	—	—	(37,688)
Distributions	(72,592)	(79,819)	—
Proceeds from the issuance of common units, net	34,180	34,996	—
Increase in deferred charges	(7,204)	(6,092)	(8,009)

Net cash provided by (used in) financing activities	48,049	(19,874)	(306,694)

Net cash provided by (used in) discontinued operations	(62,866)	194	(11,366)

Net increase (decrease) in cash	(47,847)	436	94,456
Cash and equivalent at beginning of period	52,103	4,256	4,692

Cash and equivalent at end of period	$4,256	$4,692	$99,148

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a home heating oil distributor and services provider. Star Gas is a master limited partnership, which at September 30, 2005 had outstanding 32.2 million common units (NYSE: “SGU” representing an 88.8% limited partner interest in Star Gas) and 3.4 million senior subordinated units (NYSE: “SGH” representing a 9.4% limited partner interest in Star Gas). Additional Partnership interests include 0.3 million junior subordinated units (representing a 0.9% limited partner interest) and 0.3 million general partner units (representing a 0.9% general partner interest).

The Partnership is organized as follows:

•	The general partner of the Partnership is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. The general partner’s interest owned by Star Gas LLC represents approximately a 1% interest in the Partnership.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of Star/Petro Inc., which is a 99.99% subsidiary of the Partnership. The remaining .01% equity interest in Star/Petro, Inc. is owned by Star Gas LLC. Petro is a retail distributor of home heating oil as of September 30, 2005 and serves approximately 480,000 customers in the Northeast and Mid-Atlantic regions.

•	Star Gas Finance Company is a direct wholly owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $265 million 10 1/4% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including intercompany interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

The Partnership was formerly engaged in the retail distribution of propane and related supplies and equipment to residential and commercial customers in the Midwest and Northeast regions of the United States and Florida and Georgia (the “propane segment”). In December 2004, the Partnership completed the sale of all of its interests in the propane segment to Inergy Propane, LLC (“Inergy”) for a purchase price of $481.3 million. The Partnership recorded a gain on this sale of approximately $157 million.

On March 7, 2005 (“the Termination Date”), Star Gas LLC and Mr. Irik P. Sevin entered into a letter agreement and general release (the “Agreement”). In accordance with the Agreement, Mr. Sevin confirmed his resignation from employment as the Chairman and Chief Executive Officer and President of Star Gas LLC (and its subsidiaries) under the employment agreement between Mr. Sevin and Star Gas LLC dated as of September 30, 2001. In addition, Mr. Sevin transferred his member interests in Star Gas LLC to a voting trust of which Mr. Sevin is one of three trustees. Under the terms of the voting trust, those interests will be voted in accordance with the decision of a majority of the trustees. Pursuant to the Agreement, Mr. Sevin is entitled to an annual consulting fee totaling $395,000 for a period of five years following the Termination Date. In addition, the Agreement provides for Mr. Sevin to receive a retirement benefit equal to $350,000 per year for a 13-year period beginning with the month following the five-year anniversary of the Termination Date. On September 30, 2005, a liability of $4.1 million was reflected in the Partnership’s financial statements, the present value of the remaining cost of the Agreement. For the year ended September 30, 2005, the Partnership paid Mr. Sevin $0.2 million and recorded $3.2 million of general and administrative expense relating to the Agreement. The Partnership had previously accrued approximately $1.1 million related to Mr. Sevin’s prior SERP, which was forfeited in lieu of the new retirement benefit in connection with the Agreement.

2) Use of Excess Proceeds

During the year ended September 30, 2005, the Partnership has experienced high customer attrition and declining operating margins. Its loss from continuing operations totaled $178.9 million and cash flows used in operations totaled $54.9 million. The Partnership anticipates that it will be required to utilize the Net Proceeds from the sale of the propane segment to fund its working capital requirements over the next twelve months. Under the terms of the Indenture for the Partnership’s Senior Notes, such Net Proceeds to the extent not used for Permitted Uses (as defined) become Excess Proceeds and are required to be offered to the holders of the Senior Notes by December 12, 2005. It is possible that the holders of the Senior Notes could take the position that use of the Net Proceeds to purchase working capital assets was not a Permitted Use. We disagree with that position and have communicated our disagreement with these noteholders. However, if our position is challenged and we are not successful in defending our position, this would constitute an event of default if declared by either the holders of 25% in principal amount of the Senior Notes or by the trustee and in such event, all amounts due under the Senior Notes would become immediately due and payable which would have a material adverse effect on our ability to continue as a going concern. At September 30, 2005, the amount of Net Proceeds in excess of $10 million not yet applied toward a Permitted Use totaled $93.2 million. As of December 2, 2005 all Excess Proceeds were applied toward a Permitted Use.

3) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The Partnership completed the sale of its propane segment on December 17, 2004 and its TG&E segment on March 31, 2004. As a result of the sale of TG&E and the propane segment, the results of operations of TG&E and propane segments have been classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Revenue Recognition

Sales of heating oil and air conditioning equipment are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year.

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

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. On October 1, 2002, the Partnership adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. On October 1, 2002, the Partnership ceased amortization of all goodwill. The Partnership also recorded a non-cash charge of $3.9 million in its first fiscal quarter of 2003 to reduce the carrying value of the discontinued TG&E segment’s goodwill. This charge is reflected as a cumulative effect of change in accounting principle in the Partnership’s consolidated statement of operations for the year ended September 30, 2003. The Partnership performs its annual impairment review during its fiscal fourth quarter or more frequently if events or circumstances indicate that the value of goodwill might be impaired The Partnership performed such an interim review during its fiscal second quarter which resulted in a writedown of its goodwill by $67 million. See Note 9.

Customer lists are the names and addresses of the acquired company’s patrons. Based on the historical retention experience of these lists, the heating oil segment amortizes customer lists on a straight-line basis over seven to ten years.

Covenants not to compete are non-compete agreements established with the owners of an acquired company and are amortized over the respective lives of the covenants on a straight-line basis, which are generally five years.

Impairment of Long-lived Assets

It is the Partnership’s policy to review intangible assets and other long-lived assets, in accordance with SFAS No. 144, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership determines whether the carrying values of such assets are recoverable over their remaining estimated lives through undiscounted future cash flow analysis. If such a review should indicate that the carrying amount of the assets is not recoverable, it is the Partnership’s policy to reduce the carrying amount of such assets to fair value.

Deferred Charges

Deferred charges represent the costs associated with the issuance of debt instruments and are amortized over the lives of the related debt instruments.

Advertising Expense

Advertising costs are expensed as they are incurred. Advertising expenses were $6.6 million, $6.9 million and $9.2 million in 2003, 2004 and 2005, respectively.

Customer Credit Balances

Customer credit balances represent payments received in advance from customers pursuant to a budget payment plan (whereby customers pay their estimated annual usage on a fixed monthly basis) and the payments made have exceeded the charges for heating oil deliveries.

Environmental Costs

The Partnership expenses, on a current basis, costs associated with managing hazardous substances and pollution in ongoing operations. The Partnership also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.

Insurance Reserves

The Partnership accrues for workers’ compensation, general liability and auto claims not covered under its insurance policies and establishes estimates based upon actuarial assumptions as to what its ultimate liability will be for these claims.

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

The accompanying financial statements are reported on a fiscal year, however, the Partnership and its Corporate subsidiaries file state and Federal income tax returns on a calendar year.

For corporate subsidiaries of the Partnership, a consolidated Federal income tax return is filed. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Derivatives and Hedging

The Partnership uses derivative instruments to manage the majority of its exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to protected-price customers. It is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale to protected-price customers through the use of derivative instruments when appropriate. To a lesser extent, the Partnership may hedge the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil purchased for resale to protected-price customers, (ii) hedge the downside price risk of firm purchase commitments and in some cases physical inventory on hand.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first annual period beginning after June 15, 2005. SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In addition, two transition alternatives are permitted at the time of adoption of this statement, restating prior year financial statements or recognizing adjustments to share-based liabilities as the cumulative effect of a change in accounting principle. Currently, the Partnership accounts for unit appreciation rights and other unit based compensation arrangements using the intrinsic value method under the provisions of APB 25. The Partnership will be required to adopt SFAS No. 123R effective October 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R. The Partnership is currently evaluating the requirements of SFAS No. 123R and SAB 107. The Partnership has not yet determined the method of adoption or the effect of adopting SFAS No. 123R. However, it believes that SFAS No. 123R will not have a material effect on its results of operations financial position or liquidity, upon adoption.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership is required to adopt SFAS No. 154 in fiscal 2007. SFAS No. 154 provides guidance for and reporting of accounting changes and error corrections. It states that retrospective application, or the latest practicable date, is the required method for reporting a change in accounting principle and the reporting of a correction of an error. The Partnership’s results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

4) Discontinued Operations

On December 17, 2004, the Partnership completed the sale of all of its interests in its propane segment to Inergy for a net purchase price of approximately $481.3 million. The propane segment was the Partnership’s principal distributor of propane and related supplies and equipment to residential, industrial, agricultural and motor fuel customers. Closing and other settlement costs totaled approximately $14 million and approximately $311 million was used to repay outstanding debt of the propane segment and the heating oil segment. $10 million of the proceeds were used to reimburse the heating oil segment for expenses paid by the heating oil segment on behalf of the Partnership. The remainder of the proceeds were contributed to the heating oil segment (Petro Holdings, Inc.) as a capital contribution. In accordance with the purchase agreement, the effective date of the disposition was November 30, 2004. The Partnership recognized a gain on the sale of the propane segment totaling approximately $157 million net of income taxes of $1.3 million.

On March 31, 2004, the Partnership sold the stock and business of its natural gas and electricity segment (“TG&E”) to a private party for a purchase price of approximately $13.5 million. TG&E was the Partnership’s energy reseller that marketed natural gas and electricity to approximately 65,000 residential customers in deregulated markets in New York, New Jersey, Florida and Maryland. The Partnership realized a gain of approximately $0.2 million as a result of this transaction.

The components of discontinued operations of the propane and TG&E segments for the years ended September 30, are as follows (in thousands):

	2003			2004			2005
	TG&E	Propane	Total	TG&E	Propane	Total	TG&E	Propane	Total
Sales	$81,480	$279,300	$360,780	$52,413	$348,846	$401,259	$—	$58,722	$58,722
Cost of sales	71,789	145,015	216,804	46,867	197,000	243,867	—	38,442	38,442
Delivery and branch expenses	—	76,279	76,279	—	92,701	92,701	—	17,796	17,796
Depreciation & amortization expenses	667	16,958	17,625	258	20,030	20,288	—	3,481	3,481
General & administrative expenses	7,780	10,568	18,348	4,255	10,090	14,345	—	2,096	2,096

	1,244	30,480	31,724	1,033	29,025	30,058	—	(3,093)	(3,093)
Net interest expense	14	11,037	11,051	—	9,221	9,221	—	1,384	1,384
Other loss	—	587	587	—	166	166	—	27	27

Income (loss) from discontinued operations before income taxes and cumulative effect of changes in accounting principles, net of income taxes	1,230	18,856	20,086	1,033	19,638	20,671	—	(4,504)	(4,504)
Income tax expense	—	300	300	110	285	395	—	48	48

Income (loss) from discontinued operations before cumulative effect of changes in accounting principles, net of income taxes	1,230	18,556	19,786	923	19,353	20,276	—	(4,552)	(4,552)
Cumulative effect of change in accounting principles	(3,901)	—	(3,901)	—	—	—	—	—	—

Income (loss) from discontinued operations	$(2,671)	$18,556	$15,885	$923	$19,353	$20,276	$—	$(4,552)	$(4,552)

5) Quarterly Distribution of Available Cash (See Note 2.)

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

On October 18, 2004 the Partnership announced that it would not be permitted to make any distributions on its common units for the quarter ended September 30, 2004. The Partnership had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004. The Partnership did not pay a distribution on any of its units in fiscal 2005. There are currently five quarterly arrearages on distributions to the common units, aggregating $92.5 million. The revolving credit facility and the MLP Notes impose certain restrictions on the Partnership’s ability to pay distributions to unitholders (see Note 10). The Partnership believes it is unlikely that the Partnership will resume distributions on the common units, senior subordinated units, and junior subordinated units and general partner units for the foreseeable future.

The subordination period will end once the Partnership has met the financial tests stipulated in the partnership agreement, but it generally cannot end before September 30, 2008. However, if the general partner is removed under some circumstances, the subordination period will end. When the subordination period ends, all senior subordinated units and junior subordinated units will convert into Class B common units on a one-for-one basis, and each common unit will be redesignated as a Class A common unit. The main difference between the Class A common units and Class B common units is that the Class B common units will continue to have the right to receive incentive distributions and additional units.

The subordination period will generally extend until the first day of any quarter after each of the following three events occur:

1)	distributions of Available Cash from Operating Surplus on the common units, senior subordinated units, junior subordinated units and general partner units equal or exceed the sum of the minimum quarterly distributions on all of the outstanding common units, senior subordinated units, junior subordinated units and general partner units for each of the three consecutive non-overlapping four-quarter periods immediately preceding that date;

2)	the Adjusted Operating Surplus generated during each of the three consecutive immediately preceding non-overlapping four-quarter periods equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units, senior subordinated units, junior subordinated units and general partner units during those periods on a fully diluted basis for employee options or other employee incentive compensation. This includes all outstanding units and all common units issuable upon exercise of employee options that have, as of the date of determination, already vested or are scheduled to vest before the end of the quarter immediately following the quarter for which the determination is made. It also includes all units that have as of the date of determination been earned by but not yet issued to our management for incentive compensation; and

3)	there are no arrearages in payment of the minimum quarterly distribution on the common units.

6) Segment Reporting

At September 30, 2005, the Partnership had one reportable operating segment: retail distribution of heating oil. The administrative expenses and debt service costs for the public master limited partnership, Star Gas Partners, have not been allocated to the segment.

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

The public Master Limited Partnership (“Partners & Others”) includes the office of the Chief Executive Officer and has the responsibility for, among other things, maintaining investor relations and investor reporting for the Partnership.

The following are the statements of operations and balance sheets for the heating oil segment as of and for the periods indicated.

	Years Ended September 30,
	2003 (1)			2004 (1)			2005 (1)
(in thousands)	Heating Oil	Partners & Others (2)	Consol.	Heating Oil	Partners & Others (2)	Consol.	Heating Oil	Partners & Others (2)	Consol.
Statements of Operations
Sales:
Product	$934,967	$—	$934,967	$921,443	$—	$921,443	$1,071,270	$—	$1,071,270
Installations and service	168,001	—	168,001	183,648	—	183,648	188,208	—	188,208

Total sales	1,102,968	—	1,102,968	1,105,091	—	1,105,091	1,259,478	—	1,259,478
Cost and expenses:
Cost of product	598,397	—	598,397	594,153	—	594,153	786,349	—	786,349
Cost of installations and service	195,146	—	195,146	204,902	—	204,902	197,430	—	197,430
Delivery and branch expenses	217,244	—	217,244	232,985	—	232,985	231,581	—	231,581
Depreciation & amortization expenses	35,535	—	35,535	37,313	—	37,313	35,480	—	35,480
General and administrative	22,356	17,407	39,763	16,535	3,402	19,937	17,376	26,042	43,418
Goodwill impairment charge	—	—	—	—	—	—	67,000	—	67,000

Operating income (loss)	34,290	(17,407)	16,883	19,203	(3,402)	15,801	(75,738)	(26,042)	(101,780)
Net interest expense	22,760	6,770	29,530	28,038	8,644	36,682	21,780	10,058	31,838
Amortization of debt issuance costs	1,655	383	2,038	2,750	730	3,480	1,718	822	2,540
(Gain) loss on redemption of debt	(212)	—	(212)	—	—	—	24,192	17,890	42,082

Income (loss) from continuing operations before income taxes	10,087	(24,560)	(14,473)	(11,585)	(12,776)	(24,361)	(123,428)	(54,812)	(178,240)
Income tax expense (benefit)	1,200	—	1,200	1,240	—	1,240	1,756	(1,060)	696

Income (loss) from continuing operations	8,887	(24,560)	(15,673)	(12,825)	(12,776)	(25,601)	(125,184)	(53,752)	(178,936)
Income (loss) from discontinued operations	—	19,786	19,786	—	20,276	20,276	—	(4,552)	(4,552)
Gain (loss) on sale of discontinued operations	—	—	—	—	(538)	(538)	—	157,560	157,560
Cumulative effect of change in accounting principles for discontinued operations	—	(3,901)	(3,901)	—	—	—	—	—	—

Net income (loss)	$8,887	$(8,675)	$212	$(12,825)	$6,962	$(5,863)	$(125,184)	$99,256	$(25,928)

Capital expenditures	$12,851	$—	$12,851	$3,984	$—	$3,984	$3,153	$—	$3,153

Total assets	$622,005	$353,605	$975,610	$597,867	$363,109	$960,976	$620,872	$8,389	$629,261

6) Segment Reporting (continued)

	September 30, 2004 (1)			September 30, 2005 (1)
(in thousands)	Heating Oil	Partners & Other (2)	Consol.	Heating Oil	Partners & Other (2)	Consol.
Balance Sheets
ASSETS
Current assets:
Cash and cash equivalents	$4,561	$131	$4,692	$99,102	$46	$99,148
Receivables, net	84,005	—	84,005	89,703	—	89,703
Inventories	34,213	—	34,213	52,461	—	52,461
Prepaid expenses and other current assets	61,549	(576)	60,973	67,908	2,212	70,120
Net current assets of discontinued operations	—	50,288	50,288	—	—	—

Total current assets	184,328	49,843	234,171	309,174	2,258	311,432
Property and equipment, net	63,701	—	63,701	50,022	—	50,022
Long-term portion of accounts receivable	5,458	—	5,458	3,788	—	3,788
Goodwill	233,522	—	233,522	166,522	—	166,522
Intangibles, net	103,925	—	103,925	82,345	—	82,345
Deferred charges & other assets, net	6,933	6,952	13,885	9,021	6,131	15,152
Net long-term assets of discontinued operations	—	306,314	306,314	—	—	—

Total assets	$597,867	$363,109	$960,976	$620,872	$8,389	$629,261

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$25,058	$(48)	$25,010	$19,807	$(27)	$19,780
Working capital facility borrowings	8,000	—	8,000	6,562	—	6,562
Current maturities of long-term debt	14,168	10,250	24,418	796	—	796
Accrued expenses and other current liabilities	56,272	9,219	65,491	50,348	6,232	56,580
Due to affiliates	1,329	(1,329)	—	(8,667)	8,667	—
Unearned service contract revenue	35,361	—	35,361	36,602	—	36,602
Customer credit balances	53,927	—	53,927	65,287	—	65,287
Net current liabilities of discontinued operations	—	50,676	50,676	—	—	—

Total current liabilities	194,115	68,768	262,883	170,735	14,872	185,607
Long-term debt	148,045	355,623	503,668	95	267,322	267,417
Due to affiliate	165,684	(165,684)	—	165,684	(165,684)	—
Other long-term liabilities	24,654	—	24,654	27,377	3,752	31,129
Partners’ Capital:
Equity Capital	65,369	104,402	169,771	256,981	(111,873)	145,108

Total liabilities and partners’ capital	$597,867	$363,109	$960,976	$620,872	$8,389	$629,261

(1)	The Partnership completed the sale of its TG&E segment during March 2004 and its propane segment as of November 2004. See Note 4.
(2)	The Partner and Other amounts include the balance sheet and statement of operations of the Public Master Limited Partnership and Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings, Inc.

7) Inventories

The components of inventory were as follows (in thousands):

	September 30,
	2004	2005
Heating oil and other fuels	$21,661	$39,858
Fuel oil parts and equipment	12,552	12,603

	$34,213	$52,461

Heating oil and other fuel inventories were comprised of 15.9 million gallons and 21.3 million gallons on September 30, 2004 and September 30, 2005, respectively.

Inventory Derivative Instruments

The Partnership periodically hedges a portion of its home heating oil purchases through futures, options, collars and swap agreements.

To hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its price plan customers, the Partnership at September 30, 2005 had outstanding 26.2 million gallons of swap contracts to buy heating oil with a notional value of $41.8 million and a fair value of $13.8 million; 64.0 million gallons of futures contracts to buy heating oil with a notional value of $116.1 million and a fair value of $18.3 million; and 17.6 million gallons of purchased call option contracts to buy heating oil with a notional value of $38.6 million and a fair value of $4.2 million. The contracts expire at various times with no contract expiring later than September 30, 2006. The Partnership recognizes the fair value of these derivative instruments as assets.

To hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its price protected customers, the Partnership at September 30, 2004 had outstanding 74.1 million gallons of swap contracts to buy heating oil with a notional value of $71.5 million and a fair value of $20.4 million; 30.7 million gallons of futures contracts to buy heating oil with a notional value of $33.2 million and a fair value of $8.2 million; 6.6 million gallons of purchased call option contracts to buy heating oil with a notional value of $13.1 million and a fair value of $2.4 million. The contracts expired at various times with no contract expiring later than September 30, 2005. The Partnership recognizes the fair value of these derivative instruments as assets.

Given the staggered renewals of price-protected contracts, the derivative instruments associated with price protected customers described in the two foregoing paragraphs represent a substantial majority of the volume anticipated to be required to satisfy the Partnership’s then established fixed and maximum price obligations for the twelve months following September 30, 2004 and 2005, respectively

For the year ended September 30, 2005, the Partnership recognized the following for derivative instruments designated as cash flow hedges: $46.4 million gain in earnings due to instruments which settled or settled or expired during the fiscal year ended September 30, 2005, $33.4 million unrealized gain in accumulated other comprehensive income due to the effective portion of derivative instruments outstanding at September 30, 2005, and $0.8 million unrealized gain due to hedge ineffectiveness for derivative instruments outstanding at September 30, 2005. For derivative instruments accounted for as fair value hedges, the Partnership recognized a $6.9 million loss in earnings due to instruments which expired or settled during the current year, and a $1.5 million unrealized loss in earnings for the change in fair value of derivative instruments outstanding at September 30, 2005. For derivative instruments not designated as hedging instruments, the Partnership recognized a $1.5 million unrealized loss in earnings for the change in fair value of derivative instruments outstanding at September 30, 2005.

For the year ended September 30, 2004, the Partnership recognized the following for derivative instruments designated as cash flow hedges: $20.6 million gain in earnings due to instruments expiring or settled during the current year, $27.3 million unrealized gain in accumulated other comprehensive income due to the effective portion of derivative instruments outstanding at September 30, 2004, and approximately $2.5 million unrealized gain in earnings resulting from hedge ineffectiveness for derivative instruments outstanding at September 30, 2004. For derivative instruments accounted for as fair value hedges, the Partnership recognized a $0.1 million loss in earnings due to instruments expiring or settled during the current year, and a $2.3 million unrealized loss in earnings for the change in the fair value of derivative instruments outstanding at September 30, 2004. For derivative instruments not designated as hedging instruments, the Partnership recognized a $1.9 million unrealized loss in earnings for the change in fair value of derivative instruments outstanding at September 30, 2004.

The Partnership recorded $35.1 million for the fair value of all of its derivative instruments, to other current assets, at September 30, 2005. The balance of approximately $33.4 million in accumulated other comprehensive income, representing the effective portion of cash flow hedges outstanding, is expected to be reclassified into earnings, through cost of goods sold over the next 12 months.

8) Property, Plant and Equipment

The components of property, plant and equipment and their estimated useful lives were as follows (in thousands):

	September 30,
	2004	2005	Useful Estimated Lives
Land	$11,232	$10,885	—
Buildings and leasehold improvements	22,591	21,627	1 -40 years
Fleet and other equipment	36,110	35,249	1 -16 years
Tanks and equipment	7,907	7,438	8 -35 years
Furniture, fixtures and office equipment	44,663	45,645	3 -12 years

Total	122,503	120,844
Less accumulated depreciation	58,802	70,822

Property and equipment, net	$63,701	$50,022

Depreciation expense was $14.8 million, $15.3 million and $13.5 million for the fiscal years ended September 30, 2003, 2004 and 2005, respectively.

9) Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership has one reporting unit, the heating oil segment, see Note 6 – Segment Reporting.

The Partnership has selected August 31 of each year to perform its annual impairment review under SFAS No. 142. The evaluations utilize both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management’s best estimate of projected future cash flows. If the assumptions and estimates underlying the goodwill impairment evaluation are not achieved, a goodwill impairment charge may be necessary. On August 31, 2004, the Partnership, with the assistance of a third party valuation firm, performed its annual goodwill impairment evaluation for its reporting units and at that time determined that no impairment charge was necessary. During the second fiscal quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill of the heating oil segment might exist. These events included: the Partnership’s determination in February 2005 that the Partnership could expect to generate significantly lower than expected operating results for the heating oil segment for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS No. 142 impairment review of the heating oil segment with the assistance of a third party valuation firm as of February 28, 2005. The evaluation utilized both an income and market valuation approach and contained reasonable assumptions and reflected management’s best estimate of projected future cash flows. This review resulted in a non-cash goodwill impairment charge of approximately $67 million, which reduced the carrying amount of goodwill of the heating oil segment. As of August 31, 2005, the Partnership performed its annual goodwill impairment valuation for its heating oil segment, with the assistance of a third party valuation firm. Based upon this analysis, it was determined that there was no additional goodwill impairment as of August 31, 2005.

A summary of changes in the Partnership’s goodwill during the fiscal years ended September 30, 2005 and 2004 are as follows (in thousands):

Balance as of September 30, 2003	$232,602
Fiscal 2004 acquisitions	920

Balance as of September 30, 2004	233,522
Second fiscal quarter 2005 impairment charge	(67,000)

Balance as of September 30, 2005	$166,522

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2004			September 30, 2005
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$189,559	$86,332	$103,227	$189,559	$107,265	$82,294
Covenants not to compete	4,736	4,038	698	4,755	4,704	51

	$194,295	$90,370	$103,925	$194,314	$111,969	$82,345

Amortization expense for intangible assets was $20.4 million, $21.7 million and $21.6 million for the fiscal years ended September 30, 2003, 2004 and 2005, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2006 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2006	$20,958
2007	$20,340
2008	$18,556
2009	$11,706
2010	$6,418

10) Long-Term Debt and Bank Facility Borrowings

Upon the closing of the sale of the Partnership’s propane segment on December 17, 2004 all the outstanding long-term debt and bank debt of the propane segment was repaid.

The Partnership’s long-term debt at September 30, 2004 and 2005 is as follows (in thousands):

	September 30,
	2004	2005
Partners:
10.25% Senior Notes (a)	$267,623	$267,322
8.04% First Mortgage Notes (b)	51,250	—
8.70% First Mortgage Notes (b)	27,500	—
7.89% First Mortgage Notes (b)	17,500	—
Parity Debt Facility Borrowings (c)	2,000	—
Heating Oil Segment:
7.92% Senior Notes (d)	53,000	—
8.25% Senior Notes (e)	77,000	—
8.96% Senior Notes (f)	30,000	—
Working Capital Facility Borrowings (g)	8,000	6,562
Acquisition Notes Payable and other (h)	459	225
Subordinated Debentures (i)	1,754	666

Total debt	536,086	274,775
Less current maturities	(24,418)	(796)
Less working capital facility borrowings	(8,000)	(6,562)

Total long-term portion debt	$503,668	$267,417

(a)	On February 6, 2003, the Partnership and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $200.0 million face value Senior Notes due on February 15, 2013. These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year commencing on August 15, 2003. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium, as defined. These notes were priced at 98.466% for total gross proceeds of $196.9 million. The Partnership also incurred $7.2 million of fees and expenses in connection with the issuance of these notes resulting in net proceeds of $189.7 million. During the year ended September 30, 2003, the Partnership used $169.0 million from the proceeds of the 10.25% Senior Notes to repay existing long-term debt and working capital facility borrowings, $17.7 million for acquisitions, $3.0 million for capital expenditures, and recognized a $0.2 million gain on redemption of debt. The debt discount related to the issuance of the 10.25% Senior Notes was $3.1 million and will be amortized and included in interest expense through February 2013. In January 2004, Star Gas and its wholly owned subsidiary, Star Gas Finance Company, jointly issued $35.0 million of 10.25% Senior Notes, due 2013 in a private placement. These notes were issued at a premium to par for total net proceeds of $38.1 million. Also in July 2004, Star Gas and its wholly owned subsidiary, Star Gas Finance Company, issued $30.0 million face value 10.25% Senior Notes, due February 15, 2013 in a private placement. These notes were issued at a premium to par for total net proceeds of $32.4 million, which includes $1.2 million of accrued interest. The net proceeds of these two offerings resulted in net cash received of $70.5 million.

In connection with the sale of the propane segment and pursuant to the terms of the indenture relating to the Partnership’s 10 1/4% Senior Notes due 2013 (“MLP Notes”), the Partnership is permitted, within 360 days of the sale, to apply the net proceeds (“Net Proceeds”) of the sale of the propane segment either to reduce indebtedness of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the business of the Partnership or any of its subsidiaries as in effect on the issue date of the MLP Notes (the “Issue Date”) or any business related, ancillary or complimentary to any of the businesses of the Partnership on the Issue Date (each a “Permitted Use” and collectively the “Permitted Uses”). To the extent any Net Proceeds that are not so applied exceed $10 million on December 12, 2005 (“Excess Proceeds”), the indenture requires the Partnership to make an offer to all holders of MLP Notes to purchase for cash that number of MLP Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the MLP Notes plus accrued and unpaid interest to the date of purchase

(b)	In December 1995, Star Gas Propane (the Partnership’s former operating subsidiary which was purchased by Inergy on December 17, 2004 in connection with the sale of the propane segment) assumed $85.0 million of first mortgage notes (the “First Mortgage Notes”) with an annual interest rate of 8.04% in connection with the initial Partnership formation. In January 1998, Star Gas Propane issued an additional $11.0 million of First Mortgage Notes with an annual interest rate of 7.17%. In March 2000, Star Gas Propane issued $27.5 million of 8.70% First Mortgage Notes. In March 2001, Star Gas issued $29.5 million of First Mortgage Notes with an average annual interest rate of 7.89% per year. These notes had a final maturity of March 30, 2015. The balance of these notes, including accrued and unpaid interest were repurchased with the proceeds from the sale of the propane segment in December, 2004.

(c)	At September 30, 2004, the Star Gas Propane Bank Credit Facilities consisted of a $25.0 million Acquisition Facility, a $25.0 million Parity Debt Facility and a $24.0 million Working Capital Facility. At September 30, 2004, there were no borrowings outstanding under its Acquisition Facility and Working Capital Facility and $2.0 million of borrowings outstanding under its Parity Debt Facility. The facility was to expire on September 30, 2006. The balance of these notes, including accrued and unpaid interest were repurchased with the proceeds from the sale of the propane segment in December, 2004.

(d)	The Petro 7.92% Senior Secured Notes were issued in six separate series in a private placement to institutional investors as part of its acquisition by the Partnership. These notes were scheduled to mature serially with a final maturity date of April 1, 2014. The balance of these notes, including accrued and unpaid interest were repurchased with the proceeds from the sale of the propane segment in December, 2004.

(e)	The 8.25% Petro Senior Notes were issued under agreements that are substantially identical to the agreement under which the 7.92% and 8.96% Senior Notes were issued. These notes were also guaranteed by Star Gas Partners. $55.0 million of these notes had a maturity date of August 1, 2006. The remaining notes were due in equal installments between August 1, 2009 and August 1, 2013. The balance of these, notes including accrued and unpaid interest were repurchased with the proceeds from the sale of the propane segment in December 2004. In addition, the balance remaining from unamortized gains from interest rate swaps was written off at the time of the repurchase.

(f)	The Petro 8.96% Senior Notes were issued under agreements that are substantially identical to the agreements under which the Partnership’s other Senior Notes were issued. These notes were also guaranteed by Star Gas Partners. These notes were due in various installments beginning November 1, 2004 through November 1, 2010. The balance of these notes including accrued and unpaid interest were repurchased with the proceeds from the sale of the propane segment in December, 2004.

(g)	In December 2003, the heating oil segment entered into a credit agreement consisting of three facilities totaling $235.0 million having a maturity date of June 30, 2006. These facilities consist of a $150.0 million revolving credit facility, which is to be used for working capital purposes, a $35.0 million revolving credit facility, which is to be used for the issuance of standby letters of credit in connection with surety, worker’s compensation and other financial guarantees, and a $50.0 million revolving credit facility, which is to be used to finance or refinance certain acquisitions and capital expenditures, for the issuance of letters of credit in connection with acquisitions and, to the extent that there is insufficient availability under the working capital facility. These facilities refinanced and replaced the existing credit agreements, which totaled $193.0 million. The former facilities consisted of a working capital facility and an insurance letter of credit facility that were due to expire on June 30, 2004. These new facilities also replaced the heating oil segments acquisition facility that was due to convert to a term loan on June 30, 2004. For the year ended September 30, 2004, the weighted average interest rate for borrowings under these facilities was 2.9%. As of September 30, 2004, the interest rate on the borrowings outstanding was 4.75%.

In December 2004 the heating oil segment executed a new $260 million revolving credit facility agreement with a group of lenders led by JPMorgan Chase Bank, N.A. The new revolving credit facility provides the heating oil segment with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $75 million in letters of credit. On November 3, 2005, the revolving credit facility was amended to increase the facility size by $50 million to $310 million for the peak winter months from December through March of each year. The facility expires in December 2009. This facility replaced the existing credit facilities entered into in December 2003, which totaled $235 million. The former credit facilities consisted of a working capital facility, a letter of credit facility, and an acquisition facility. Obligations under the new revolving credit facility are secured by liens on substantially all of the assets of the heating oil segment, accounts receivable, inventory, general intangibles, and real property. Obligations under the new revolving credit facility are guaranteed by the heating oil segment’s subsidiaries and by the Partnership.

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

The heating oil segment borrowed an initial $119 million under the new revolving credit facility on December 17, 2004, which it used to repay amounts outstanding under the heating oil segment’s existing credit facilities. The heating oil segment recognized a loss of approximately $3 million as a result of the early redemption of this debt. For the year ended September 30, 2005, the weighted average interest rate for borrowings under this facility was 5.0%. At September 30, 2005, the heating oil segment had approximately $6.6 million outstanding under this credit facility. The average interest rate on the borrowings outstanding was approximately 6.0%. On November 3, 2005 the Partnership executed an amendment to this credit facility which, among other things, increased the availability under the facility from $260 million to $310 million for the four month period December 1, through March 31 of each year.

The revolving credit facility requires the Partnership to furnish an unqualified audit report for each fiscal year. On November 30, 2005, this requirement was waived for fiscal 2005. As of September 30, 2005, the Partnership was in compliance with all remaining debt covenants.

Under the terms of the revolving credit facility, the heating oil segment must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of September 30, 2005, availability was $74.6 million and the fixed charge coverage ratio (as defined in the credit agreement) was 0.56 to 1.0.

(h)	These Petro notes were issued in connection with the purchase of fuel oil dealers and other notes payable and are due in monthly and quarterly installments. Interest is at various rates ranging from 5% to 8% per annum, maturing at various dates through 2007.

(i)	These Petro Subordinated Debentures consist of $0.7 million of 9 3/8% Subordinated Notes due February 1, 2006, and $1.1 million of 12 1/4% subordinated notes due February 1, 2005. In October 1998, the indentures under which the 9 3/8% and 12 1/4% subordinated notes were issued were amended to eliminate substantially all of the covenants provided by the indentures.

As of September 30, 2005, the maturities including working capital borrowings during fiscal years ending September 30, are set forth in the following table:

(in thousands)
2006	$7,358
2007	$95
2008	$—
2009	$—
2010	$—
Thereafter	$267,322

11) Acquisitions

During fiscal 2003, the Partnership acquired three retail heating oil dealers. The aggregate purchase price was approximately $35.9 million.

During fiscal 2004, the Partnership acquired three retail heating oil dealers. The aggregate purchase price was approximately $3.5 million.

The Partnership made no acquisitions in fiscal 2005.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for fiscal 2003 and fiscal 2004 (in thousands):

	2003	2004	Useful Lives
Land	$500	$—	—
Buildings	4,982	—	30 years
Furniture and equipment	855	1	10 years
Fleet	4,709	—	1-30 years
Tanks and equipment	—	426	5-30 years
Customer lists	11,171	2,179	7-10 years
Restrictive covenants	10	—	1-5 years
Goodwill	13,570	920	—
Working capital	53	—	—

Total	$35,850	$3,526

Acquisitions are accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as goodwill in the Consolidated Balance Sheets. Sales and net income have been included in the Consolidated Statements of Operations from the respective dates of acquisition. Customer lists are amortized on a straight line basis over seven to ten years. The weighted average useful lives of customer lists acquired in fiscal 2003 and fiscal 2004 are 7 years.

The following un-audited pro forma information presents the results of operations of the Partnership, including the acquisitions previously described, as if the acquisitions had been acquired on October 1, of the year preceding the year of purchase. This pro forma information is presented for informational purposes; it is not indicative of future operating performance.

	Years Ended September 30,
in thousands (except per unit data)	2003	2004
Sales	$1,178,582	$1,110,826

Net income (loss)	$13,621	$(4,274)
General Partner’s interest in net income (loss)	128	(40)

Limited Partners’ interest in net income (loss)	$13,493	$(4,234)

Basic net income (loss) per limited partner unit	$0.38	$(0.12)

Diluted net income (loss) per limited partner unit	$0.38	$(0.12)

12) Employee Benefit Plans

The heating oil segment has a 401(k) plan, which covers certain eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% core contribution of a participant’s compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation. The Partnership’s aggregate contributions to the heating oil segment’s 401(k) plan during fiscal 2003, 2004 and 2005 were $5.2 million, $5.4 million and $5.1 million, respectively.

As a result of the Petro acquisition, the Partnership assumed Petro’s pension liability. Effective December 31, 1996, the heating oil segment consolidated all of its defined contribution pension plans and froze the benefits for non-union personnel covered under defined benefit pension plans. In 1997, the heating oil segment froze the benefits of its New York City union defined benefit pension plan as a result of operation consolidations. Benefits under the frozen defined benefit plans were generally based on years of service and each employee’s compensation. As part of the Meenan Oil Company, Inc. (“Meenan”) acquisition, the Partnership assumed the pension plan obligations and assets for Meenan’s company sponsored plan. This plan was frozen and merged into the Partnership’s defined benefit pension for non-union personnel as of January 1, 2002. Since these plans are frozen, the projected benefit obligation and the accumulated benefit obligation are the same. The Partnership’s pension expense for all defined benefit plans during fiscal 2003, 2004 and 2005 were $1.6 million, $1.0 million and $0.8 million, respectively.

The following tables provide a reconciliation of the changes in the heating oil segment’s plan benefit obligations, fair value of assets, and a statement of the funded status at the indicated dates (using a measurement date of September 30):

		Years Ended September 30,
(in thousands)		2004	2005
Reconciliation of Benefit Obligations
Benefit obligations at beginning of year		$62,004	$60,321
Service cost		—	—
Interest cost		3,593	3,501
Actuarial loss		827	5,286
Benefit payments		(5,538)	(5,627)
Settlements		(565)	—

Benefit obligation at end of year		$60,321	$63,481

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year		$52,395	$51,363
Actual return on plan assets		4,486	4,327
Employer contributions		585	19
Benefit payments		(5,538)	(5,627)
Settlements		(565)	—

Fair value of plan assets at end of year		$51,363	$50,082

Funded Status
Benefit obligation		$60,321	$63,481
Fair value of plan assets		51,363	50,082
Amount included in accumulated other comprehensive income		(16,055)	(19,758)
Unrecognized net actuarial loss		16,055	19,758

Accrued benefit cost		$8,958	$13,399

	Years Ended September 30,
(in thousands)	2003	2004	2005
Components of Net Periodic Benefit Cost
Interest cost	3,810	3,593	3,501
Expected return on plan assets	(3,542)	(4,170)	(4,062)
Net amortization	1,288	1,486	1,393
Settlement loss	4	116	—

Net periodic benefit cost	$1,560	$1,025	$832

	Years Ended September 30,
	2003	2004	2005
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation as of the period indicated
Discount rate	6.00%	6.00%	5.50%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

12) Employee Benefit Plans - (continued)

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

The Partnership’s Pension Plan assets by category are as follows (in thousands):

	Years Ended September 30,
	2004	2005
Asset Categories:
Equity Securities	$33,892	$33,228
Debt Securities	17,223	16,690
Cash Equivalents	248	164

	$51,363	$50,082

The Plan’s objectives are to have the ability to pay benefit and expense obligations when due, to maintain the funded ratio of the Plan, to maximize return within reasonable and prudent levels of risk in order to minimize contributions and charges to the profit and loss statement, and to control costs of administering the Plan and managing the investments of the Plan. The strategic asset allocation of the Plan (currently 67% domestic equities and 33% domestic fixed income) is based on a long term perspective and the premise that the Plan can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives.

The Partnership recorded an additional minimum pension liability for under-funded plans of $16.1 million at September 30, 2004 and $19.8 million at September 30, 2005 representing the excess of unfunded accumulated benefit obligations over plan assets. A corresponding amount is recognized as a reduction of the Partnership’s capital through a charge to accumulated other comprehensive income.

Expected benefit payments over each of the next five years will total approximately $4.0 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $21.8 million.

In addition, the heating oil segment made contributions to union-administered pension plans of $6.9 million for fiscal 2003, $7.4 million for fiscal 2004 and $7.9 million for fiscal 2005

The discount rate used to determine net periodic pension expense was 5.5% in 2005 and 6.0% in 2003 and 2004. The discount rate used by the Partnership in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. The discount rates to determine net periodic expense used in each of 2003 and 2004 (6.0%) and 2005 (5.50%) reflect the decline in bond yields over the past year.

13) Income Taxes

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2003	2004	2005
Current:
Federal	$—	$—	$—
State	1,200	1,240	696
Deferred	—	—	—

	$1,200	$1,240	$696

The sources of the deferred income tax expense and the tax effects are as follows (in thousands):

	Years Ended September 30,
	2003	2004	2005
Depreciation	$(1,712)	$614	$(3,605)
Amortization expense	859	2,155	(14,657)
Vacation expense	63	(140)	10
Restructuring expense	41	52	52
Bad debt expense	1,800	1,066	(1,084)
Hedge accounting	(132)	(489)	(247)
Supplemental benefit expense	127	—	—
Pension contribution	2,628	(387)	(349)
Other, net	(36)	(114)	(90)
Recognition of tax benefit of net operating loss to the extent of current and previous recognized temporary differences	(4,422)	(10,726)	(15,620)
Change in valuation allowance	784	7,969	35,590

	$—	$—	$—

The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 2004 and September 30, 2005 using current tax rates are as follows (in thousands):

	Years Ended September 30,
	2004	2005
Deferred Tax Assets:
Net operating loss carryforwards	$57,051	$72,671
Vacation accrual	2,151	2,141
Restructuring accrual	80	28
Bad debt expense	1,725	2,809
Amortization	—	12,772
Excess of book over tax hedge accounting	611	858
Other, net	231	321

Total deferred tax assets	61,849	91,600
Valuation allowance	(47,469)	(83,059)

Net deferred tax assets	$14,380	$8,541

Deferred Tax Liabilities:
Amortization	$1,885	$—
Depreciation	7,027	3,422
Pension contribution	5,468	5,119

Total deferred tax liabilities	$14,380	$8,541

Net deferred taxes	$—	$—

In order to fully realize the net deferred tax assets, the Partnership’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based upon the level of current taxable income and projections of future taxable income of the Partnership’s corporate subsidiaries over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will not realize the full benefit of its deferred tax assets, at September 30, 2004 and 2005.

At September 30, 2005, the Partnership had net income tax loss carryforwards for Federal income tax reporting purposes of approximately $181.7 million of which approximately $50.1 million are limited in accordance with Federal income tax law. The losses are available to offset future Federal taxable income through 2025.

It is possible that the units purchased as part of the recapitalization transaction or units purchased by one or more 5% unitholders would trigger an IRC Section 382 limitation related to certain net operating loss carryforwards. An ownership change occurs for purposes of Section 382 when there is a direct or indirect sale or exchange of more than 50% by one or more 5% shareholders. If an ownership change has occurred in accordance with Section 382, future limitations in the utilization of net operating losses could be significant. It is possible that the Partnership’s subsidiary, Star/Petro, Inc., will not be able to use any of its currently existing net income tax loss carry forwards in the future.

14) Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment.

The future minimum rental commitments at September 30, 2005, under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2006	$9,155
2007	7,114
2008	6,091
2009	6,174
2010	3,896
Thereafter	15,027

Total future minimum lease payments	$47,457

The Partnership’s rent expense for the fiscal years ended September 30, 2003, 2004 and 2005 was $11.0 million, $12.8 million and $14.7 million, respectively.

15) Unit Incentive Plans

The following table summarizes information concerning common and senior subordinated UARs of the Partnership outstanding at September 30, 2005:

	Price	Number of Units Outstanding	Restriction Date
	$7.63	54,715	December 31, 2005
	$7.85	381,304	December 31, 2005
	$10.70	23,086	October 1, 2005
	$11.00	2,500	July 1, 2006

Total / Weighted Average	$7.99	461,605

The Partnership recorded $2.6 million and $0.1 million of general and administrative expense for restricted unit grants during fiscal years ended September 30, 2003 and September 30, 2004, respectively. The Partnership recorded an expense of $6.4 million and income of $4.5 million and $2.2 million for unit appreciation rights during fiscal years 2003, 2004 and 2005, respectively.

16) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2003	2004	2005
Cash paid during the period for:
Income taxes, net	$945	$1,028	$3,022
Interest, net	28,225	36,459	36,345

Non-cash financing activities:
Decrease in other asset for interest rate swaps	748	293	—
Decrease in long-term debt - amortization of debt discount	(927)	(293)	314
Increase (decrease) in interest expense	179	—	(314)

17) Commitments and Contingencies

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et al, No. 3:04-cv-01766-IBA, et.al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court: (1) Feit v. Star Gas, et al. Civil Action No. 04-1832 (filed on 10/29/2004), (2) Lila Gold vs. Star Gas, et al, Civil Action No. 04-1791 (filed on 10/22/2004), (3) Jagerman v. Star Gas, et al, Civil Action No. 04-1855 (filed on 11/3/2004), (4) McCole, et al v. Star Gas, et al, Civil Action No. 04-1859 (filed on 11/3/2004), (5) Prokop vs. Star Gas, et al, Civil Action No. 04-1785 (filed on 10/22/2004), (6) Seigle v. Star Gas, et al, Civil Action No. 04-1803 (filed on 10/25/2004), (7) Strunk v. Star Gas, et al, Civil Action No. 04-1815 (filed on 10/27/2004), (8) Harriette S. & Charles L.

Tabas Foundation vs. Star Gas, et al, Civil Action No. 04-1857 (filed on 11/3/2004), (9) Weiss v. Star Gas, et al, Civil Action No. 04-1807 (filed on 10/26/2004), (10) White v. Star Gas, et al, Civil Action No. 04-1837 (filed on 10/9/2004), (11) Wood vs. Star Gas et al, Civil Action No. 04-1856 (filed on 11/3/2004), (12) Yopp vs. Star Gas, et al, Civil Action No. 04-1865 (filed on 11/3/2004), (13) Kiser v. Star Gas, et al, Civil Action No. 04-1884 (filed on 11/9/2004), (14) Lederman v. Star Gas, et al, Civil Action No. 04-1873 (filed on 11/5/2004), (15) Dinkes v. Star Gas, et al, Civil Action No. 04-1979 (filed 11/22/2004) and (16) Gould v. Star Gas, et al, Civil Action No. 04-2133 (filed on 12/17/2004) (including the Carter Complaint, collectively referred to herein as the “Class Action Complaints”). The class actions have been consolidated into one action entitled In re Star Gas Securities Litigation, No 3:04cv1766 (JBA).

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10-b5 promulgated thereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’s heating oil segment’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil segment; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), and the Federal Rules of Civil Procedure. Plaintiffs filed their response to defendants’ motions to dismiss on or about November 23, 2005 and defendants are scheduled to file their reply briefs on or about December 20, 2005. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

In the event that the above action is decided adversely to the Partnership, it could have a material effect on our results of operations, financial condition and liquidity.

The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as propane and home heating oil.

As a result, at any given time the Partnership is a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use the Partnership products. In the opinion of management, except as described above the Partnership is not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

18) Disclosures About the Fair Value of Financial Instruments

Cash, Accounts Receivable, Notes Receivable, Inventory Derivative Instruments, Working Capital Facility Borrowings, and Accounts Payable

The carrying amount approximates fair value because of the short maturity of these instruments or because they are carried at fair value.

Long-Term Debt

For fiscal 2004, the fair values of each of the Partnership’s long-term financing instruments, including current maturities are based on the amount of future cash flows associated with each instrument, discounted using the Partnership’s current borrowing rate for similar instruments of comparable maturity. For fiscal 2005, the fair value is based on open market quotations.

The estimated fair value of the Partnership’s long-term debt is summarized as follows (in thousands):

	At September 30, 2004		At September 30, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$528,086	$557,792	$268,213	$216,866

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

19) Earnings Per Limited Partner Units

	Years Ended September 30,
(in thousands, except per unit data)	2003	2004	2005
Loss from continuing operations per Limited Partner unit:
Basic	$(0.48)	$(0.72)	$(4.95)
Diluted	$(0.48)	$(0.72)	$(4.95)
Income (loss) from discontinued operations before cumulative
Basic	$0.61	$0.57	$(0.13)
Diluted	$0.61	$0.57	$(0.13)
Income (loss) on sale of discontinued operations, net of income taxes per Limited Partner unit:
Basic	$—	$(0.01)	$4.36
Diluted	$—	$(0.01)	$4.36
Cumulative effect of change in accounting principle for adoption of SFAS No. 142 for discontinued operations per Limited Partner unit:
Basic	$(0.12)	$—	$—
Diluted	$(0.12)	$—	$—
Net income (loss) per Limited Partner unit:
Basic	$0.01	$(0.16)	$(0.72)
Diluted	$0.01	$(0.16)	$(0.72)

Basic Earnings Per Unit:
Net income (loss)	$212	$(5,863)	$(25,928)
Less: General Partners’ interest in net income (loss)	2	(57)	(234)

Limited Partner’s interest in net income (loss)	$210	$(5,806)	$(25,694)

Common Units	29,175	31,647	32,166
Senior Subordinated Units	3,139	3,213	3,310
Junior Subordinated Units	345	345	345

Weighted average number of Limited Partner units outstanding	32,659	35,205	35,821

Basic earnings (loss) per unit	$0.01	$(0.16)	$(0.72)

Diluted Earnings Per Unit:
Effect of dilutive securities	$—	$—	$—

Limited Partners’ interest in net income (loss)	$210	$(5,806)	$(25,694)

Effect of dilutive securities	108	—	—

Weighted average number of Limited Partner units outstanding	32,767	35,205	35,821

Diluted earnings (loss) per unit	$0.01	$(0.16)	$(0.72)

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

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Total
Sales	$350,694	$555,317	$202,768	$150,699	$1,259,478
Operating loss	(21,028)	(17,341)	(23,448)	(39,963)	(101,780)
Loss from continuing operations before income taxes	(74,317)	(25,950)	(31,317)	(46,656)	(178,240)
Gain (loss) on sale of segments, net of income taxes	153,644	2,520	(404)	1,800	157,560
Net income (loss)	74,444	(24,099)	(29,321)	(46,952)	(25,928)
Limited Partner interest in net income (loss)	73,772	(23,881)	(29,056)	(46,529)	(25,694)
Net income (loss) per Limited Partner unit:
Basic and diluted	$2.06	$(0.67)	$(0.81)	$(1.30)	$(0.72)

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2003	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Total
Sales	$316,070	$481,768	$179,342	$127,911	$1,105,091
Operating income (loss)	14,281	64,366	(22,806)	(40,040)	15,801
Income (loss) from continuing operations before income taxes	4,583	53,967	(32,545)	(50,366)	(24,361)
Gain (loss) on sale of segment, net of income taxes	—	230	(247)	(521)	(538)
Net income (loss)	19,312	80,653	(42,531)	(63,297)	(5,863)
Limited Partner interest in net income (loss)	19,118	79,914	(42,126)	(62,712)	(5,806)
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.56	$2.27	$(1.18)	$(1.75)	$(0.16)

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding.

21) Subsequent Events

Recapitalization

On December 2, 2005 the board of directors of Star Gas LLC approved a strategic recapitalization of Star Gas Partners, if approved by unitholders and completed, would result in a reduction in the outstanding amount of the Partnership’s 10 1/4% Senior Notes due 2013 (or “Senior Notes”), of between approximately $87 million and $100 million.

The recapitalization includes a commitment by Kestrel Energy Partners, LLC (or “Kestrel”) and its affiliates to purchase $15 million of new equity capital and provide a standby commitment in a $35 million rights offering to the Partnership’s common unitholders, at a price of $2.00 per common unit. The Partnership would utilize the $50 million in new equity financing, together with an additional $10 million from operations, to repurchase at least $60 million in face amount of its Senior Notes and, at its option, up to approximately $73.1 million of Senior Notes. In addition, certain noteholders have agreed to convert approximately $26.9 million in face amount of Senior Notes into newly issued common units at a conversion price of $2.00 per unit in connection with the closing of the recapitalization.

The Partnership has entered into agreements with the holders of approximately 94% in principal amount of its Senior Notes which provide that: the noteholders commit to, and will, tender their Senior Notes at par (i) for a pro rata portion of $60 million or, at our option, up to approximately $73.1 million in cash, (ii) in exchange for approximately 13,434,000 new common units at a conversion price of $2.00 per unit (which new units would be acquired by exchanging approximately $26.9 million in face amount of Senior Notes), and (iii) in exchange for new notes representing the remaining face amount of the tendered notes. The principle terms of the new senior notes, such as the term and interest rate are the same as the Senior Notes. The closing of the tender offer is conditioned upon the closing of the transactions under the Kestrel unit purchase agreement, which is discussed below. Upon closing the transaction the Partnership will incur a gain or loss on the exchange of Senior Notes of common units based on the difference between the $2.00 per unit conversion price and the fair value per unit represented by the per unit price in the open market on the conversion date.

Subject to and until the transaction closing, the noteholders have agreed not to accelerate indebtedness due under the Senior Notes or initiate any litigation or proceeding with respect to the Senior Notes. The noteholders have further agreed to: waive any default under the indenture; not to tender the Senior Notes in the change of control offer which will be required to be made following the closing of the transactions under the unit purchase agreement with Kestrel; and to consent to certain amendments to the existing indenture. The agreement with the noteholders further provides for the termination of its provisions in the event that the Kestrel unit purchase agreement is no longer in effect. The understandings and agreements contemplated by these transactions will terminate if the transaction does not close prior to April 30, 2006.

The Partnership believes the proposed recapitalization would substantially strengthen its balance sheet and thereby assist in meeting its liquidity and capital requirements, which it believes would improve its future financial performance and enhance unitholder value. In addition to enhancing unitholder value we believe we will be able to operate more efficiently going forward with less long-term debt.

As part of the recapitalization transaction, the Partnership has entered into a definitive unit purchase agreement with Kestrel and its affiliates, which provides for, among other things: the receipt by the Partnership of $50 million in new equity financing through the issuance to Kestrel’s affiliates of 7,500,000 common units at $2.00 per unit for an aggregate of $15 million and the issuance of an additional 17,500,000 common units in a rights offering to the Partnership’s common unitholders at an exercise price of $2.00 per unit for an aggregate of $35 million. The rights will be non-transferable, and an affiliate of Kestrel has agreed to buy any common units not subscribed for in the rights offering. Under the terms of the unit purchase agreement, Kestrel Heat, LLC, or Kestrel Heat, a wholly owned subsidiary of Kestrel, will become the new general partner and Star Gas LLC, our current general partner, will receive no consideration for its removal as general partner.

In addition, the unit purchase agreement provides for the adoption of a second amended and restated agreement of limited partnership that will, among other matters:

•	provide for the mandatory conversion of each outstanding senior subordinated unit and junior subordinated unit into one common unit;

•	change the minimum quarterly distribution to the common units from $0.575 per quarter, or $2.30 per year, to $0.0675 per unit, or $0.27 per year, which shall commence accruing October 1, 2008; and, eliminate all previously accrued cumulative distribution arrearages which aggregated $92.5 million at November 30, 2005;

•	suspend all distributions of available cash by us through the fiscal quarter ending September 30, 2008;

•	reallocate the incentive distribution rights so that, commencing October 1, 2008, the new general partner units in the aggregate will be entitled to receive 10% of the available cash distributed once $.0675 per quarter, or $0.27 per year, has been distributed to common units and general partner units and 20% of the available cash distributed in excess of $0.1125 per quarter, or $.45 per year, provided there are no arrearages in minimum quarterly distributions at the time of such distribution (under the current partnership agreement if quarterly distributions of available cash exceed certain target levels, the senior subordinated units, junior subordinated units and general partner units would receive an increased percentage of distributions, resulting in their receiving a greater amount on a per unit basis than the common units).

The recapitalization is subject to certain closing conditions including, the approval of our unitholders, approval of the lenders under the Partnership’s revolving credit facility, and the successful completion of the tender offer for the Senior Notes.

As a result of the challenging financial and operating conditions that the Partnership has experienced since fiscal 2004, it have not been able to generate sufficient available cash from operations to pay the minimum quarterly distribution of $0.575 per unit on its securities. These conditions led to the suspension of distributions on its senior subordinated units, junior subordinated units and general partner units on July 29, 2004 and to the suspension of distributions on the common units on October 18, 2004.

The Partnership believes that the proposed amendments to the Partnership agreement will simplify its capital structure, provide internally generated funds for future investment and align the minimum quarterly distribution more closely with the levels of available cash from operations that it expects to generate in the future.

It is possible that the units purchased as part of the recapitalization transaction or units purchased by one or more 5% unitholders would trigger an IRC Section 382 limitation relating to certain net operating loss carryforwards. An ownership change occurs for purposes of Section 382 when there is a direct or indirect sale or exchange of more than 50% by one or more 5% shareholders. If an ownership change has occurred in accordance with Section 382, future limitations in the utilization of net operating losses could be significant. It is possible that the Partnership’s subsidiary, Star/Petro, Inc., will not be able to use any of its currently existing net income tax loss carry forwards in the future.

Schedule II

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2003, 2004 and 2005

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2003	Allowance for doubtful accounts	$2,960	$6,601	$(3,215	) (a)	$6,346
2004	Allowance for doubtful accounts	$6,346	$7,646	$(8,370	) (a)	$5,622
2005	Allowance for doubtful accounts	$5,622	$9,817	$(7,006	) (a)	$8,433

(a)	Bad debts written off (net of recoveries).