Form 10-Q
period 2005-12-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2006-02-07
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At February 2, 2006, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	32,165,528
Star Gas Partners, L.P.	Senior Subordinated Units	3,391,982
Star Gas Partners, L.P.	Junior Subordinated Units	345,364
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2005	Dec. 31, 2005
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$99,148	$9,217
Receivables, net of allowance of $8,433 and $9,665, respectively	89,703	182,252
Inventories	52,461	66,122
Prepaid expenses and other current assets	70,120	62,806
Current assets held for sale	—	1,629

Total current assets	311,432	322,026

Property and equipment, net	50,022	47,152
Long-term portion of accounts receivables	3,788	2,643
Goodwill	166,522	166,522
Intangibles, net	82,345	73,233
Deferred charges and other assets, net	15,152	14,832
Assets held for sale	—	7,770

Total assets	$629,261	$634,178

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$19,780	$22,275
Working capital facility borrowings	6,562	33,251
Current maturities of long-term debt	796	754
Accrued expenses	56,580	67,334
Unearned service contract revenue	36,602	40,739
Customer credit balances	65,287	47,837
Current liabilities associated with assets held for sale	—	6,126

Total current liabilities	185,607	218,316

Long-term debt	267,417	267,339
Other long-term liabilities	31,129	31,756

Partners’ capital (deficit)
Common unitholders	144,312	155,437
Subordinated unitholders	(8,930)	(7,638)
General partner	(3,936)	(3,823)
Accumulated other comprehensive income (loss)	13,662	(27,209)

Total partners’ capital	145,108	116,767

Total liabilities and partners’ capital	$629,261	$634,178

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2004	2005
	(in thousands, except per unit data)
Sales:
Product	$297,119	$358,869
Installations and service	53,575	55,512

Total sales	350,694	414,381
Cost and expenses:
Cost of product	222,903	261,972
Cost of installations and service	58,375	57,695
Delivery and branch expenses	65,480	59,426
Depreciation and amortization expenses	9,122	8,485
General and administrative expenses	15,842	6,366

Operating income (loss)	(21,028)	20,437
Interest expense	(10,875)	(7,540)
Interest income	383	858
Amortization of debt issuance costs	(715)	(631)
Loss on redemption of debt	(42,082)	—

Income (loss) from continuing operations before income taxes	(74,317)	13,124
Income tax expense	331	250

Income (loss) from continuing operations	(74,648)	12,874
Loss from discontinued operations, net of income taxes	(4,552)	—
Gain on sale of discontinued operations, net of income taxes	153,644	—

Income before cumulative effect of changes in accounting principles	74,444	12,874
Cumulative effect of changes in accounting principles—change in inventory pricing method	—	(344)

Net income	$74,444	$12,530

General Partner’s interest in net income	$672	$113

Limited Partners’ interest in net income	$73,772	$12,417

Basic and Diluted Income (Loss) per Limited Partner Unit:
Continuing operations	$(2.07)	$0.36
Discontinued operations	(0.13)	—
Gain on sale of discontinued operations	4.26	—

Income before cumulative effect of changes in accounting principles	2.06	0.36
Cumulative effect of changes in accounting principles	—	(0.01)

Net income	$2.06	$0.35

Weighted average number of Limited Partner units outstanding:
Basic	35,756	35,903

Diluted	35,756	35,903

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2004	2005
	(in thousands)
Net income	$74,444	$12,530
Other comprehensive income (loss):
Unrealized loss on derivative instruments	(23,429)	(40,871)
Other comprehensive loss from discontinued operations	(1,637)	—

Other comprehensive loss	(25,066)	(40,871)

Comprehensive income (loss)	$49,378	$(28,341)

Reconciliation of Accumulated Other Comprehensive Income (Loss)

	Pension Plan Obligations	Derivative Instruments	Total
	(in thousands)
Balance as of September 30, 2004	$(16,055)	$28,929	$12,874
Reclassification to earnings	—	(15,845)	(15,845)
Unrealized loss on derivative instruments	—	(7,584)	(7,584)
Other comprehensive loss from discontinued operations	—	(1,637)	(1,637)

Other comprehensive loss	—	(25,066)	(25,066)

Balance as of December 31, 2004	$(16,055)	$3,863	$(12,192)

Balance as of September 30, 2005	$(19,758)	$33,420	$13,662
Reclassification to earnings	—	(21,555)	(21,555)
Unrealized loss on derivative instruments	—	(19,316)	(19,316)

Other comprehensive loss	—	(40,871)	(40,871)

Balance as of December 31, 2005	$(19,758)	$(7,451)	$(27,209)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common	Sr. Sub.	Jr. Sub	General Partner	Common	Senior Sub.	Junior Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Partners’ Capital
	(in thousands)
Balance as of September 30, 2005	32,166	3,392	345	326	$144,312	$(6,403)	$(2,527)	$(3,936)	$13,662	$145,108
Net income					11,125	1,173	119	113		12,530
Other comprehensive loss, net									(40,871)	(40,871)

Balance as of December 31, 2005	32,166	3,392	345	326	$155,437	$(5,230)	$(2,408)	$(3,823)	$(27,209)	$116,767

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended December 31,
	2004	2005
	(in thousands)
Cash flows provided by (used in) operating activities:
Net income	$74,444	$12,530
Deduct: loss from discontinued operations	4,552	—
Deduct: gain on sale of discontinued operations	(153,644)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,122	8,485
Amortization of debt issuance cost	715	631
Cumulative effect of changes in accounting principles for changes in inventory pricing method	—	344
Unit compensation income	(2,094)	—
Provision for losses on accounts receivable	1,721	1,977
Loss (gain) on sales of fixed assets, net	(73)	427
Loss on redemption of debt	42,082	—
Unrealized loss on derivative instruments, net	3,941	1,089
Changes in operating assets and liabilities:
Increase in receivables	(70,374)	(93,381)
Increase in inventories	(36,042)	(14,005)
Increase in other assets	(27,537)	(34,483)
Increase (decrease) in accounts payable	(5,006)	2,495
Increase (decrease) in other current and long-term liabilities	6,298	(1,020)
Increase in assets held for sale, net	—	2,462

Net cash used in operating activities	(151,895)	(112,449)

Cash flows provided by (used in) investing activities:
Capital expenditures	(806)	(2,600)
Cash proceeds from disposition of propane segment	464,041	—
Proceeds from sales of fixed assets	470	54

Net cash provided by (used in) investing activities	463,705	(2,546)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	230,000	33,251
Working capital facility repayments	(119,000)	(6,562)
Repayment of debt	(258,318)	(42)
Capital lease payments	—	(989)
Debt repayment costs	(37,689)	—
Increase in deferred charges	(7,701)	(594)

Net cash provided by (used in) financing activities	(192,708)	25,064

Net cash used in discontinued operations	(11,366)	—
Net increase (decrease) in cash	107,736	(89,931)

Cash at beginning of period	4,692	99,148

Cash at end of period	$112,428	$9,217

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas” or the “Partnership”) is a home heating oil distributor and services provider. Star Gas is a master limited partnership, which at December 31, 2005 had outstanding 32.2 million common units (NYSE: “SGU” representing an 88.8% limited partner interest in Star Gas) and 3.4 million senior subordinated units (NYSE: “SGH” representing a 9.4% limited partner interest in Star Gas). Additional Partnership interests include 0.3 million junior subordinated units (representing a 0.9% limited partner interest) and a 0.3 million general partner units (representing a 0.9% general partner interest). (See Note 12 “Proposed Recapitalization”)

The Partnership is organized as follows:

•	The general partner of the Partnership is Star Gas LLC, a Delaware limited liability company. The Board of Directors of Star Gas LLC is appointed by its members. The general partner’s interest owned by Star Gas LLC represents approximately a 0.9% interest in the Partnership.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of Star/Petro, Inc., which is a 99.99% subsidiary of the Partnership. The remaining .01% equity interest in Star/Petro, Inc. is owned by Star Gas LLC. Petro is a retail distributor of home heating oil as of December 31, 2005 and serves approximately 470,000 customers in the Northeast and Mid-Atlantic regions.

•	Star Gas Finance Company is a direct wholly owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $265 million 10 1/4% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including intercompany interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

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

2)	Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Star Gas Partners, L.P., and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three- month periods ended December 31, 2004 and December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2005.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Partnership completed the sale of its propane segment on December 17, 2004. As a result of the sale of the propane segment, the Partnership has included the results of the propane segment as a component of discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Inventories

At September 30, 2005, the Partnership’s inventory of heating oil and other fuels were stated at the lower of cost or market computed on the first-in, first-out (FIFO) method. Effective October 1, 2005, the Partnership changed from the FIFO method to the weighted average cost (WAC) method. All other inventories, representing parts and equipment have been and continue to be stated at the lower of cost or market using the FIFO method.

	Sept. 30, 2005	Dec. 31, 2005
Heating oil and other fuels	$39,858	$54,329
Fuel oil parts and equipment	12,603	11,793

	$52,461	$66,122

Property, plant and equipment, consists of the following (in thousands):

	Sept. 30, 2005	Dec. 31, 2005
Property, plant and equipment	$120,844	$118,061
Less: accumulated depreciation	70,822	70,909

Property and equipment, net	$50,022	$47,152

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Derivatives and Hedging

The Partnership uses derivative instruments to manage the majority of its exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to protected-price customers. It is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale to protected price customers through the use of derivative instruments when appropriate. To a lesser extent, the Partnership may hedge the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil purchased for resale to protected-price customers, (ii) hedge the downside price risk of firm purchase commitments and in some cases physical inventory on hand.

All derivative instruments are recognized on the balance sheet at their fair market value. On the date the derivative contract is entered into, the Partnership designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

For the three months ended December 31, 2005, the change in accumulated other comprehensive income (loss) is principally attributable to the decrease in fair value of existing cash flow hedges and the reclassification to earnings of accumulated gains on cash flow hedges that settled during the period.

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

3)	Change in Accounting Principle

At September 30, 2005, the Partnership’s inventory of heating oil and other fuels were stated at the lower of cost or market computed on the first-in, first-out (FIFO) method.

Effective October 1, 2005, the Partnership changed from the FIFO method to the weighted average cost (WAC) method for its inventory of heating oil and other fuels. All other inventories, representing parts and equipment, have been and continue to be stated at the lower of cost or market using the FIFO method. The Partnership believes that the WAC methodology is preferable in the circumstances because it reflects a more accurate correlation between revenues and product costs experienced in the Partnerships business environment by normalizing the carrying cost of heating oil and other fuels given the increasing short-term volatility in the marketplace for these products. The impact for the quarter ended December 31, 2005 from using the new accounting method increased net income by $0.6 million and the cumulative effect of this change as of October 1, 2005 decreased net income by $0.3 million. Neither amount is deemed material.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma amounts assuming the change in accounting principle is applied retroactively are:

	Three Months Ended December 31,
	2004	2005
	(in thousands except per unit data)
Net income as previously reported	$74,444	$12,530
Pro forma net income	$75,806	$12,874
General Partners interests in pro forma net income	684	116
Limited Partners interests in pro forma net income	75,122	12,758
Basic and fully diluted earnings per share as previously reported	$2.06	$0.35
Pro forma basic and fully diluted earnings per share	$2.10	$0.36

4)	Assets Held for Sale

In the Partnership’s fiscal quarter ended December 31, 2005, it received two separate offers to sell certain net assets of two separate heating oil locations in New England. As of December 31, 2005, the Partnership determined that these pending sales met the criteria as “Assets Held for Sale” in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, in contemplation of the sale of these assets, the carrying value of the assets and liabilities have been reclassified on the Partnership’s Condensed Consolidated Balance Sheet as of December 31, 2005 as assets held for sale. No impairment has been recorded in connection with these contemplated sales, as it is anticipated that proceeds from the sales will exceed the net book value of the assets sold.

One of the pending sales was closed on January 18, 2006 and the Partnership recognized a gain of approximately $1.0 million. The Partnership expects the other pending sale to close in the second fiscal quarter, although the Partnership cannot provide any assurance that the current negotiations will ultimately lead to a sale. The net book value of the net assets anticipated to be sold as part of the pending sale is approximately $2.6 million.

5)	Long-term Debt

On November 3, 2005, the Partnership’s revolving credit facility was amended to increase the facility size by $50 million, from $260 million to $310 million, for the peak winter months from December through March of each year. Obligations under the revolving credit facility are secured by liens on substantially all of the assets of the Partnership, the heating oil segment and its subsidiaries.

The revolving credit facility provides the Partnership with the ability to borrow up to $260 million ($310 million during the peak winter months) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $75 million in letters of credit. The facility expires in December 2009. In December 2004, this facility replaced the former credit facilities entered into in December 2003, which totaled $235 million. The former credit facilities consisted of a working capital facility, a letter of credit facility, and an acquisition facility. The Partnership borrowed an initial $119 million under the new revolving credit facility on December 17, 2004, which it used to repay amounts outstanding under the heating oil segment’s former credit facilities. The Partnership recognized a loss of approximately $3 million in the quarter ended December 31, 2004 as a result of the early redemption of this debt. The Partnership had $33.3 million outstanding under this facility at December 31, 2005. At February 2, 2006, the Partnership had $25.5 million outstanding under this facility.

On February 3, 2006, the Partnership signed an amendment (the “Amendment”) to its revolving credit facility agreement that will become effective upon the closing of that certain unit purchase agreement dated as of

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 5, 2005 (the “Unit Purchase Agreement”), by and among the Partnership, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”), and its wholly owned subsidiaries, Kestrel Heat LLC, a Delaware limited liability company (“Kestrel Heat”), and KM2, LLC, a Delaware limited liability company (“M2”), (see “Proposed Recapitalization” Note 12). The principal changes to the Credit Agreement included in the Amendment are as follows:

•	The definition of “Change of Control” was amended to replace the term “Sevin Group” with the term “Kestrel Group” and to define “Kestrel Group” to include Kestrel Energy Partners LLC and any officers, directors or employees of the general partner owning interests in the general partner.

•	The dividend covenant was amended to permit the payment of a dividend of $38 million as necessary to purchase Senior Notes, including accrued interest, and to pay expenses in connection with the transactions contemplated by the Unit Purchase Agreement and by the individual agreements between the Partnership and certain holders of Senior Notes dated as of December 5, 2005.

•	The definition of “Permitted Acquisitions,” which requires as a condition to making an acquisition, among other things, $40 million of availability (plus unexpended proceeds from the sale of the Partnership’s propane segment) during a 12 month look back period, was amended to eliminate the need to increase availability by the unexpended amounts from the sale of the Partnership’s propane segment, while including in the calculation of availability such unexpended proceeds as were invested in the Partnership.

In connection with the sale of the propane segment in December 2004 and pursuant to the terms of the indenture relating to the Partnership’s 10 1/4% Senior Notes due 2013 (“Senior Notes”), the Partnership is permitted, within 360 days of the sale, to apply the net proceeds (“Net Proceeds”) of the sale of the propane segment either to reduce indebtedness of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the business of the Partnership or any of its subsidiaries as in effect on the issue date of the Senior Notes (the “Issue Date”) or any business related, ancillary or complimentary to any of the businesses of the Partnership on the Issue Date (each a “Permitted Use” and collectively the “Permitted Uses”). To the extent any Net Proceeds that are not so applied exceed $10 million on December 12, 2005 (“Excess Proceeds”), the indenture requires the Partnership to make an offer to all holders of Senior Notes to purchase for cash that number of Senior Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of purchase.

The Partnership utilized the Net Proceeds from the sale of the propane segment to partially fund its working capital requirements through December 2, 2005. Star Gas’ board of directors and management considered, based on informal communications with certain noteholders and their counsel, that certain noteholders may take the position that the use of Net Proceeds to invest in working capital assets is not a Permitted Use under the indenture. Based upon the advice of counsel, the Partnership disagreed with this position. However, the Partnership recognized that if it was unsuccessful in defending its position, this would constitute an event of default under the indenture if declared either by the holders of 25% in principal amount of the Senior Notes or by the trustee. In such event, all amounts due under the Senior Notes would become immediately due and payable. An acceleration of the Senior Notes would have a material adverse effect on the Partnership’s ability to continue as a going concern. The report of the Partnership’s independent registered public accounting firm on its consolidated financial statements as of September 30, 2005 and 2004, and for the three years ended September 30, 2005, includes an explanatory paragraph with respect to the impact of this matter on the Partnership’s ability to continue as a going concern if this matter were resolved adversely to it. The Partnership has reached an agreement with the holders of 94% in aggregate principal amount of the Senior Notes to resolve this matter, which is subject to the completion of the proposed recapitalization, of which there can be no assurance. See “Proposed Recapitalization” below.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6)	Discontinued Operations

In December 2004, the Partnership completed the sale of its propane segment to Inergy for a cash purchase price of $481.3 million and recognized a gain of approximately $157 million (net of income taxes of $1.3 million). $311 million of the proceeds from the sale were used to repurchase senior secured notes and first mortgage notes of the heating oil segment and propane segment, together with associated prepayment premiums, accrued interest and the amounts then outstanding under the propane segment’s working capital facility. The remainder of the proceeds were contributed to the heating oil segment (Petro Holdings, Inc.) as a capital contribution. In accordance with the purchase agreement, the effective date of the disposition was November 30, 2004. The historical results of the propane segment are reflected as discontinued operations in the Partnership’s consolidated financial statements.

The components of discontinued operations of the propane segment for the three-month period ended December 31, 2004 is as follows (in thousands):

Sales	$58,722
Cost of sales	38,442
Delivery and branch	17,796
Depreciation and amortization	3,481
General and administrative expenses	2,096

Operating loss	(3,093)
Net interest expense	1,384
Amortization of debt issuance costs	27

Loss before income taxes	(4,504)
Income tax expense	48

Net loss	$(4,552)

7)	Segment Reporting

As of December 31, 2005, the Partnership has one reportable operating segment: retail distribution of heating oil. The administrative expenses for the public master limited partnership, Star Gas, have not been allocated to the segment.

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

The public master limited partnership (“Partnership and Others”) includes the office of the Chief Executive Officer and has the responsibility for, among other things, maintaining investor relations and investor reporting for the Partnership.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the condensed statements of operations and balance sheets for the heating oil segment and Star Gas as of and for the periods indicated.

	For the Three Months Ended December 31,
	2004			2005
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
	(in thousands)
Sales	$350,694	$—	$350,694	$414,381	$—	$414,381
Cost of sales	281,278	—	281,278	319,667	—	319,667
Delivery and branch	65,480	—	65,480	59,426	—	59,426
Depreciation & amortization	9,122	—	9,122	8,485	—	8,485
General & administrative expenses	6,856	8,986	15,842	2,990	3,376	6,366

Operating income (loss)	(12,042)	(8,986)	(21,028)	23,813	(3,376)	20,437
Net interest expense	7,871	2,621	10,492	4,216	2,466	6,682
Amortization of debt issuance costs	509	206	715	425	206	631
Loss on redemption of debt	24,192	17,890	42,082	—	—	—

Income (loss) from continuing operations before income taxes	(44,614)	(29,703)	(74,317)	19,172	(6,048)	13,124
Income tax expense	331	—	331	250	—	250

Income (loss) from continuing operations	(44,945)	(29,703)	(74,648)	18,922	(6,048)	12,874
Loss from discontinued operations before gain on sale of propane segment	—	(4,552)	(4,552)	—	—	—
Gain on sale of discontinued operations, net of income taxes	—	153,644	153,644	—	—	—

Income (loss) before cumulative effect of changes in accounting principles	(44,945)	119,389	74,444	18,922	(6,048)	12,874
Cumulative effect of changes in accounting principles	—	—	—	(344)	—	(344)

Net income (loss)	$(44,945)	$119,389	$74,444	$18,578	$(6,048)	$12,530

Capital expenditures	$806	$—	$806	$2,600	$—	$2,600

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2005			December 31, 2005
Balance Sheets	Heating Oil	Partners & Others (1)	Consol.	Heating Oil	Partners & Others (1)	Consol.
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$99,102	$46	$99,148	$9,171	$46	$9,217
Receivables, net	89,703	—	89,703	182,252	—	182,252
Inventories	52,461	—	52,461	66,122	—	66,122
Prepaid expenses and other current assets	67,908	2,212	70,120	60,299	2,507	62,806
Current assets held for sale	—	—	—	1,629	—	1,629

Total current assets	309,174	2,258	311,432	319,473	2,553	322,026

Property and equipment, net	50,022	—	50,022	47,152	—	47,152
Long-term portion of accts. rec.	3,788	—	3,788	2,643	—	2,643
Goodwill	166,522	—	166,522	166,522	—	166,522
Intangibles, net	82,345	—	82,345	73,233	—	73,233
Deferred charges & other assets, net	9,021	6,131	15,152	8,907	5,925	14,832
Assets held for sale	—	—	—	7,770	—	7,770

Total assets	$620,872	$8,389	$629,261	$625,700	$8,478	$634,178

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$19,807	$(27)	$19,780	$22,302	$(27)	$22,275
Working capital facility borrowings	6,562	—	6,562	33,251	—	33,251
Current maturities of long-term debt	796	—	796	754	—	754
Accrued expenses and other current liabilities	50,348	6,232	56,580	53,867	13,467	67,334
Due to affiliates	(8,667)	8,667	—	(7,703)	7,703	—
Unearned service contract revenue	36,602	—	36,602	40,739	—	40,739
Customer credit balances	65,287	—	65,287	47,837	—	47,837
Current liabilities associated with assets held for sale	—	—	—	6,126	—	6,126

Total current liabilities	170,735	14,872	185,607	197,173	21,143	218,316

Long-term debt	95	267,322	267,417	95	267,244	267,339
Due to affiliate	165,684	(165,684)	—	165,684	(165,684)	—
Other long-term liabilities	27,377	3,752	31,129	28,062	3,694	31,756
Partners’ capital:
Equity capital	256,981	(111,873)	145,108	234,686	(117,919)	116,767

Total liabilities and partners’ capital	$620,872	$8,389	$629,261	$625,700	$8,478	$634,178

(1)	The Partner and Other amounts include the balance sheet of the public master limited partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8)	Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership has one reporting unit which is consistent with the operating segments identified in Note 7—Segment Reporting.

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2005			December 31, 2005
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$189,559	$107,265	$82,294	$177,635	$104,408	$73,227
Covenants not to compete	4,755	4,704	51	4,498	4,492	6

	$194,314	$111,969	$82,345	$182,133	$108,900	$73,233

Amortization expense for intangible assets was $5.5 million for the three months ended December 31, 2004 compared to $5.3 million for the three months ended December 31, 2005. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2006, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2006	$20,002
2007	$19,080
2008	$17,410
2009	$11,229
2010	$6,418

9)	Employee Pension Plan

	Three Months Ended December 31,
	2004	2005
	(in thousands)
Components of net periodic benefit cost
Service cost	$—	$—
Interest cost	876	843
Expected return on plan assets	(1,020)	(989)
Net amortization	359	404

Net periodic benefit cost	$215	$258

The heating oil segment presently expects to contribute approximately $0.1 million to its plans during fiscal 2006 to fund its pension obligations.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10)	Supplemental Disclosure of Cash Flow Information

	Three Months Ended December 31,
	2004	2005
	(in thousands)
Cash paid (received) during the period for:
Income taxes, net	$741	$(382)
Interest, net	$7,297	$118
Non-cash financing activities:
Decrease in long-term debt—amortization of debt discount	$77	$78
Decrease in interest expense	$(77)	$(78)
Increase in fixed assets	$—	$969
Increase in other current and long-term liabilities for capital leases	$—	$(969)

11)	Earnings Per Limited Partner Unit

	Three Months Ended December 31,
	2004	2005
	(in thousands, except per unit data)
Income (loss) from continuing operations per Limited Partner Unit:
Basic	$(2.07)	$0.36
Diluted	$(2.07)	$0.36
Loss from discontinued operations, before gain on sale of propane segment, net of income taxes per Limited Partner Unit:
Basic	$(0.13)	$—
Diluted	$(0.13)	$—
Gain on sale of propane segment, net of income taxes per Limited Partner unit:
Basic	$4.26	$—
Diluted	$4.26	$—
Income before cumulative effect of changes in accounting principles
Basic	$2.06	$0.36
Diluted	$2.06	$0.36
Cumulative effect on changes in accounting principles
Basic	$—	$(0.01)
Diluted	$—	$(0.01)
Net income per Limited Partner Unit:
Basic	$2.06	$0.35
Diluted	$2.06	$0.35
Basic Earnings Per Unit:
Net income	$74,444	$12,530
Less: General Partner’s interest in net income	672	113

Limited Partners’ interest in net income	$73,772	$12,417

Common Units	32,166	32,166
Senior Subordinated Units	3,245	3,392
Junior Subordinated Units	345	345

Weighted average number of Limited Partner units outstanding	35,756	35,903

Basic earnings per unit	$2.06	$0.35

Diluted Earnings Per Unit:
Effect of dilutive securities	$—	$—

Limited Partners’ interest in net income	$73,772	$12,417

Weighted average number of Limited Partner Units outstanding	35,756	35,903

Diluted earnings per unit	$2.06	$0.35

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12)	Proposed Recapitalization

The board of directors of Star Gas LLC has approved a strategic recapitalization of the Partnership that, if approved by unitholders and completed, would result in a reduction in the outstanding amount of our Senior Notes of up to $100 million (assuming full noteholder participation in the Senior Notes tender offer described below under “Noteholder Agreements”) and the issuance of approximately 42,171,308 new common units.

The recapitalization includes a commitment by Kestrel Energy Partners, LLC (“Kestrel”) and its affiliates to purchase $15 million of new equity capital and provide a standby commitment in a $35 million rights offering to common unitholders, each at a price of $2.00 per common unit. The Partnership would utilize the $50 million in new equity financing, together with additional funds from operations, to repurchase at least $60 million in face amount of outstanding Senior Notes and, at the Partnership’s option, up to approximately $73.1 million of Senior Notes (less any principal, interest and premium payments required to be reserved for non-tendering noteholders in the Senior Notes tender offer). In addition, certain noteholders have agreed to convert approximately $26.9 million in face amount of such Senior Notes into 13,433,962 (subject to adjustment based on rounding) new common units at a conversion price of $2.00 per unit in connection with the closing of the recapitalization.

Unit Purchase Agreement. The Partnership entered into a unit purchase agreement with Kestrel and its affiliates, which provides for, among other things: the receipt by the Partnership of $50 million in new equity financing through the issuance to Kestrel’s affiliates of 7,500,000 common units at $2.00 per unit for an aggregate of $15 million and the issuance of an additional 17,500,000 common units in the rights offering to common unitholders at an exercise price of $2.00 per unit for an aggregate of $35 million. The rights will be non-transferable, and an affiliate of Kestrel has agreed to buy any common units not subscribed for in the rights offering. Under the terms of the unit purchase agreement, and subject to unitholder approval, Kestrel’s subsidiary, Kestrel Heat, LLC (“Kestrel Heat”) will become the new general partner and Star Gas, the current general partner, will receive no consideration for its withdrawal as general partner.

Noteholder Agreements. The Partnership has entered into agreements with an unaffiliated group of investors who hold approximately 94% of the principal amount of outstanding Senior Notes (sometimes referred to in this report as the “consenting noteholders”) that provide that these noteholders will tender their Senior Notes at par for:

•	a pro rata portion of $60 million or, at the Partnership’s option, up to approximately $73.1 million in cash (less any principal, interest and premium payments required to be reserved for non-tendering noteholders in the Senior Notes tender offer);

•	13,433,962 (subject to adjustment based on rounding) new common units at a conversion price of $2.00 per unit (which new units would be acquired by certain noteholders exchanging approximately $26.9 million in face amount of Senior Notes); and

•	new notes representing the remaining face amount of the tendered notes.

The closing of the tender offer for the Senior Notes is conditioned upon the simultaneous closing of the transactions under the Kestrel unit purchase agreement.

The closing of the recapitalization will be deemed a “change of control” under the indenture for the Senior Notes. Consequently, the Partnership will be required to make an offer to repurchase any Senior Notes that are not otherwise tendered in the Senior Notes tender offer at a purchase price equal to 101% of their face value. As of the date of this filing, the holders of an aggregate of approximately $15.3 million in senior notes have not yet agreed to tender their notes in the tender offer. The principal amount of any Senior Notes, plus any interest and premium payments that are required to be made in respect of Senior Notes tendered for repurchase in the change of control repurchase offer, will reduce on a dollar-for-dollar basis the amount of Senior Notes that the Partnership shall repurchase for cash in connection with the closing of the recapitalization.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subject to and until the closing of the recapitalization, these noteholders have agreed not to accelerate indebtedness due under the Senior Notes or initiate any litigation or proceeding with respect to the Senior Notes. The consenting noteholders have further agreed:

•	to waive certain potential defaults under the indenture;

•	not to tender their senior notes in the change of control offer which will be required to be made by the Partnership following the closing of the transactions under the unit purchase agreement with Kestrel; and

•	to consent to certain amendments to the existing indenture.

The agreements with the consenting noteholders further provide for the termination of their provisions in the event that the Kestrel unit purchase agreement is no longer in effect. The understandings and agreements contemplated by these transactions will terminate if the recapitalization does not close prior to April 30, 2006.

Amendments to Partnership Agreement. The unit purchase agreement provides for the adoption of a second amended and restated agreement of limited partnership that will, among other things, provide for the following:

•	Conversion of Senior Subordinated Units and Junior Subordinated Units into Common Units. The proposed amendments will provide for the mandatory conversion of each outstanding senior subordinated unit and each junior subordinated unit into one common unit, as a result of which the subordination period (as defined in the partnership agreement) will end.

•	Reduction of the Minimum Quarterly Distribution. The proposed amendment will reduce the minimum quarterly distribution on the common units from $0.575 per unit per quarter, or $2.30 per unit per year, to $0.0 per unit through September 30, 2008, or, if the Partnership elects to commence making distributions sooner, the quarter in which any distribution of available cash is made, and to $0.0675 per unit per quarter, or $0.27 per unit per year, thereafter. The amendment will also eliminate all previously accrued cumulative distribution arrearages on our common units, which aggregated $92.5 million at November 30, 2005. The Partnership believes that this amendment will more closely align the minimum quarterly distribution with the levels of available cash that it may be expected to generate in the future.

•	Reduction of Incentive Distribution Levels. The proposed amendments will reduce the target distribution levels for the incentive distribution rights so that, commencing with the quarter beginning October 1, 2008, or, if the Partnership elects to commence making distributions sooner, the quarter in which any distribution of available cash is made, the new general partner units in the aggregate will be entitled to receive 10% of the cash distributions in a quarter once each common unit and general partner unit has received $.0675 for that quarter, plus any arrearages on the common units from prior quarters, and 20% of the cash distributions in a quarter once each common unit and general partner unit has received $.1125 for that quarter, plus any arrearages on the common units from prior quarters. Under the partnership agreement as currently in effect, the senior subordinated units, junior subordinated units and general partner units are not entitled to receive incentive distributions until $0.604 has been distributed on each common unit for a quarter, plus any arrearages on the common units for prior quarters.

•	Suspension of Mandatory Distribution of Available Cash. The Partnership suspended distributions on the senior subordinated units, junior subordinated units and general partner units on July 29, 2004 and on our common units on October 18, 2004. The proposed amendments will provide that the Partnership is not required to distribute available cash through the quarter ending September 30, 2008. The Partnership currently does not intend to make distributions of available cash during this period, even if it has available cash to distribute.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recapitalization is subject to certain closing conditions including, the approval of the Partnership’s unitholders, and the successful completion of the tender offer for the Partnership’s Senior Notes.

As of December 31, 2005 the Partnership has incurred approximately $4.5 million in costs, consisting principally of legal and professional fees, in connection with this transaction. Of that amount approximately $2.4 million has been expensed and $2.1 million is being carried as a component of prepaid expenses and will be charged to equity as a component of the proceeds from the sale of common units upon completion of the proposed recapitalization.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the approval of the recapitalization, the effect of weather conditions on our financial performance, anticipated proceeds from weather insurance, sales of assets, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to effect strategic acquisitions or redeploy assets, the ultimate disposition of Excess Proceeds from the sale of the propane segment should the recapitalization not be consummated, the impact of litigation, the ongoing impact of the business process redesign project at the heating oil segment and our ability to address issues related to that project, natural gas conversions, future union relations and outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, customer credit worthiness, and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading Risk Factors. Without limiting the foregoing the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of the historical condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Report. We completed the sale of our propane segment in December 2004 and the following discussion reflects the historical results for the propane segment as discontinued operations.

In analyzing our financial results, the following matters should be considered. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter (October through December) and 45% of our volume in the second fiscal quarter (January through March) of each year, the peak heating season, because heating oil is primarily used for space heating in residential and commercial buildings. We generally realize net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is not only affected by weather patterns but also by changes in customer mix. For example, sales to our residential variable customers ordinarily generate higher margins than sales to our other customer groups, such as residential protected price or commercial customers. In addition, our gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

The home heating oil segment’s customer base is comprised of three types of customers, residential variable, residential protected price and commercial/industrial. The selling price for a residential variable customer is established by our pricing committee from time to time based on market conditions and generally has the highest per gallon gross profit margin. A residential protected price heating oil customer enters into an agreement to purchase home heating oil at a fixed or maximum price per gallon over a 12-month period. Due to the greater price sensitivity of residential protected price customers, the per gallon margins realized from that customer segment generally are less than variable priced residential customers. Commercial/industrial customers are characterized as large volume users and contribute the lowest per gallon margin.

Summary of Significant Events and Developments

•	Sale of propane segment

•	Credit facility

•	Unitholder suit

•	Senior Notes

•	Recapitalization

•	Home heating oil price volatility

•	Customer attrition

•	Warm weather

•	Assets held for sale

Sale of propane segment

In December 2004, we completed the sale of our propane segment to Inergy Propane, LLC (“Inergy”) for a cash purchase price of $481.3 million and recognized a gain of approximately $157 million from the sale after closing costs of approximately $14 million. $311 million of the proceeds from the sale were used to repurchase senior secured notes and first mortgage notes of the heating oil segment and propane segment, together with associated prepayment premiums, accrued interest and the amounts then outstanding under the propane segment’s working capital facility. The historical results of the propane segment are reflected as discontinued operations in our condensed consolidated financial statements.

Credit facility

On December 17, 2004 we entered into a new $260 million revolving credit facility with a group of lenders led by J.P. Morgan Chase Bank, N.A. This new facility provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) and replaced the heating oil segment’s existing $235 million credit facility. On November 3, 2005, the revolving credit facility was amended to increase the facility by $50 million to $310 million for the peak winter months from December through March of each year. Obligations under the new revolving credit facility are secured by liens on substantially all of our assets.

Unitholder Suit

In October 2004, a purported class action lawsuit was filed against the Partnership and various subsidiaries and current and former officers and directors. Subsequently, 16 additional class action complaints alleging the same or substantially similar claims were filed in the same district court. The complaints generally allege that the Partnership violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The court has consolidated the class action complaints and appointed a lead plaintiff. On September 23, 2005 we filed motions to dismiss. Plaintiffs replied to these motions on November 23, 2005 and defendants filed their reply briefs on December 20, 2005. The motion is now pending decision by the court. In the interim, discovery in the matter remains stayed. We intend to continue to defend against this purported class action lawsuit vigorously.

Senior Notes

In accordance with the terms of the indenture relating to the Partnership’s 10 1/4% Senior Notes (“Senior Notes”), we are permitted within 360 days of the sale, to apply the Net Proceeds (the “Net Proceeds”) of the sale of the propane segment either to reduce indebtedness (and reduce any related commitment) of the Partnership or of a restricted subsidiary, or to make an investment in assets or capital expenditures useful to the business of the Partnership or any of its subsidiaries as in effect on the issue date of the Senior Notes (the “Issue Date”) or any business related, ancillary or complementary to any of the businesses of the Partnership on the Issue Date (each a “Permitted Use” and collectively the “Permitted Uses”). To the extent any Net Proceeds that are not so applied exceed $10 million (“Excess Proceeds”), the indenture requires us to make an offer to all holders of Senior Notes to purchase for cash that number of Senior Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of purchase. As of December 2, 2005, all Excess Proceeds were applied toward a Permitted Use. Our board of directors and management considered, based on informal communications with certain noteholders and their counsel, that certain noteholders may take the position that the use of Net Proceeds to invest in working capital assets is not a Permitted Use under the indenture. Based upon the advice of counsel, we disagreed with this position. However, we recognized that if this position is challenged and we were unsuccessful in defending our position, this would constitute an event of default under the indenture if declared either by the holders of 25% in principal amount of the Senior Notes or by the trustee. In such event, all amounts due under the Senior Notes would become immediately due and payable. An acceleration of our Senior Notes would have a material adverse effect on our ability to continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements as of September 30, 2005 and 2004, and for the three years ended September 30, 2005, includes an explanatory paragraph with respect to the impact of this matter on our ability to continue as a going concern if this matter were resolved adversely to us. We have reached an agreement with the holders of 94% in aggregate principal amount of the Senior Notes to resolve this matter, which is subject to our completing the proposed recapitalization, of which there can be no assurance. See “Recapitalization” below.

Recapitalization

The board of directors of Star Gas LLC has approved a strategic recapitalization of the Partnership that, if approved by unitholders and completed, would result in a reduction in the outstanding amount of our Senior Notes of up to $100 million (assuming full noteholder participation in the Senior Notes tender offer described below under “Noteholder Agreements”) and the issuance of approximately 42,171,308 new common units.

The recapitalization includes a commitment by Kestrel Energy Partners, LLC (“Kestrel”) and its affiliates to purchase $15 million of new equity capital and provide a standby commitment in a $35 million rights offering to our common unitholders to purchase common units, each at a price of $2.00 per common unit. We would utilize the $50 million in new equity financing, together with additional funds from operations, to repurchase at least $60 million in face amount of our Senior Notes and, at our option, up to approximately $73.1 million of Senior Notes (less any principal, interest and premium payments required to be reserved for non-tendering noteholders in the Senior Notes tender offer). In addition, certain noteholders have agreed to convert approximately $26.9 million in face amount of such Senior Notes into 13,433,962 (subject to adjustment based on rounding) new common units at a conversion price of $2.00 per unit in connection with the closing of the recapitalization.

Unit Purchase Agreement. We have entered into a unit purchase agreement with Kestrel and its affiliates, which provides for, among other things: the receipt by us of $50 million in new equity financing through the issuance to Kestrel’s affiliates of 7,500,000 common units at $2.00 per unit for an aggregate of $15 million and the issuance of an additional 17,500,000 common units in the rights offering to our common unitholders at an exercise price of $2.00 per unit for an aggregate of $35 million. The rights will be non-transferable, and an affiliate of Kestrel has agreed to buy any common units not subscribed for in the rights offering. Under the terms of the unit purchase agreement, and subject to unitholder approval, Kestrel’s subsidiary, Kestrel Heat, LLC (“Kestrel Heat”) will become our new general partner and Star Gas, our current general partner, will receive no consideration for its withdrawal as general partner.

Noteholder Agreements. We have entered into agreements with an unaffiliated group of investors who hold approximately 94% of the principal amount of our Senior Notes that provide that these noteholders will tender their Senior Notes to us at par for:

•	a pro rata portion of $60 million or, at our option, up to approximately $73.1 million in cash (less any principal, interest and premium payments required to be reserved for non-tendering noteholders in the Senior Notes tender offer);

•	13,433,962 (subject to adjustment based on rounding) new common units at a conversion price of $2.00 per unit (which new units would be acquired by certain noteholders exchanging approximately $26.9 million in face amount of Senior Notes); and

•	new notes representing the remaining face amount of the tendered notes.

The closing of the tender offer for the Senior Notes is conditioned upon the simultaneous closing of the transactions under the Kestrel unit purchase agreement.

The closing of the recapitalization will be deemed a “change of control” under the indenture for our Senior Notes. Consequently, we will be required to make an offer to repurchase any senior notes that are not otherwise tendered in the senior notes tender offer at a purchase price equal to 101% of their face value. As of the date of this filing, the holders of an aggregate of approximately $15.3 million in Senior Notes have not yet agreed to tender their notes in the tender offer. The principal amount of any senior notes, plus any interest and premium payments that we are required to make in respect of Senior Notes tendered for repurchase in the change of control repurchase offer, will reduce on a dollar-for-dollar basis the amount of Senior Notes that we shall repurchase for cash in connection with the closing of the recapitalization.

Subject to and until the closing of the recapitalization, these noteholders have agreed not to accelerate indebtedness due under the Senior Notes or initiate any litigation or proceeding with respect to the Senior Notes, and:

•	to waive certain potential defaults under the indenture;

•	not to tender their Senior Notes in the change of control offer which will be required to be made by us following the closing of the transactions under the unit purchase agreement with Kestrel; and

•	to consent to certain amendments to the existing indenture.

The agreements with the consenting noteholders further provide for the termination of their provisions in the event that the Kestrel unit purchase agreement is no longer in effect. The understandings and agreements contemplated by these transactions will terminate if the recapitalization does not close prior to April 30, 2006.

Amendments to Partnership Agreement. The unit purchase agreement provides for the adoption of a second amended and restated agreement of limited partnership that will, among other things, provide for the following:

•	Conversion of Senior Subordinated Units and Junior Subordinated Units into Common Units. The proposed amendment would provide for the mandatory conversion of each outstanding senior subordinated unit and each junior subordinated unit into one common unit, as a result of which the subordination period (as defined in our partnership agreement) would end.

•	Reduction of the Minimum Quarterly Distribution. The proposed amendments would reduce the minimum quarterly distribution on the common units from $0.575 per unit per quarter, or $2.30 per unit per year, to $0.0 per unit through September 30, 2008, or, if we elect to commence making distributions sooner, the quarter in which any distribution of available cash is made, and to $0.0675 per unit per quarter, or $0.27 per unit per year, thereafter. The amendment would also eliminate all previously accrued cumulative distribution arrearages on our common units, which aggregated $92.5 million at November 30, 2005. We believe that this amendment would more closely align the minimum quarterly distribution with the levels of available cash that we may be expected to generate in the future.

•	Reduction of Incentive Distribution Levels. The proposed amendments will reduce the target distribution levels for the incentive distribution rights so that, commencing with the quarter beginning October 1, 2008, or, if we elect to commence making distributions sooner, the quarter in which any distribution of available cash is made, the new general partner units in the aggregate will be entitled to receive 10% of the cash distributions in a quarter once each common unit and general partner unit has received $.0675 for that quarter, plus any arrearages on the common units from prior quarters, and 20% of the cash distributions in a quarter once each common unit and general partner unit has received $.1125 for that quarter, plus any arrearages on the common units from prior quarters. Under the partnership agreement as currently in effect, the senior subordinated units, junior subordinated units and general partner units are not entitled to receive incentive distributions until $0.604 has been distributed on each common unit for a quarter, plus any arrearages on the common units for prior quarters.

•	Suspension of Mandatory Distribution of Available Cash. We suspended distributions on our senior subordinated units, junior subordinated units and general partner units on July 29, 2004 and on our common units on October 18, 2004. The proposed amendments will provide that we are not required to distribute available cash through the quarter ending September 30, 2008. We currently do not intend to make distributions of available cash prior to September 30, 2008, even if we have available cash to distribute.

The recapitalization is subject to certain closing conditions, including the approval of our unitholders and the successful completion of the tender offer for our Senior Notes.

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

Restriction on Use of NOLs. We believe that the issuance of units in our recapitalization would likely result in an “ownership change” of our corporate subsidiary, Star/Petro, Inc. (“Star/Petro”) under the Internal Revenue Code of 1986, as amended (“Tax Code”). As a result of this ownership change, Star/Petro would be materially restricted in its ability to use its net operating loss carryforwards to reduce its future taxable income. As of December 31, 2005, Star/Petro had a federal net operating loss carryforward of approximately $166.4 million. The net operating loss carryforwards (prior to an “ownership change”) will begin to expire in 2025 and are generally available to reduce future taxable income that would otherwise be subject to federal income taxes. As a result of the ownership change, Star/Petro will be restricted annually in its ability to use its net operating loss carryforwards to reduce its federal taxable income. We believe that the restriction may entirely eliminate Star/Petro’s ability to use its net operating loss carryforwards. The restriction on Star/Petro’s ability to use net operating loss carryforwards to reduce its federal tax liability will reduce the amount of cash Star/Petro has available to make distributions to us. Consequently, the restriction will reduce the amount of cash we have available to distribute to our unitholders.

Home heating oil price volatility

The wholesale price of heating oil, like any other market commodity, is generally set by the economic forces of supply and demand. Rapid global expansion is fueling an ever-increasing demand for oil. Home heating oil prices are closely linked to the price refiners pay for crude oil because crude oil is the principal cost component of home heating oil. Crude oil is bought and sold in the international marketplace and as such is subject to the economic forces of worldwide supply and demand. The United States imports more than 60% of the petroleum products it consumes. The wholesale cost of home heating oil as measured by the New York Mercantile Exchange (“Nymex”) at September 30, 2005, 2004 and 2003 was $2.06, $1.39 and $0.78, respectively. At December 31, 2005 and December 31, 2004, the wholesale cost of home heating oil was $1.73 and $1.23, respectively. At February 1, 2006, the price of home heating oil was $1.82.

The marketplace for petroleum products including home heating oil has been extremely volatile for the past two years. In a volatile market even small changes in supply or demand can dramatically affect prices. The changes we have seen this past year and continue to experience have been significant. Heating oil prices are subject to price fluctuations if demand rises sharply because of excessively cold weather and/or disruptions at refineries and instability in key oil producing regions. Ultimately, increases in wholesale prices are, in most instances, borne by our customers. For the fiscal year ended September 30, 2005 or fiscal 2005, over 75% of our revenue is attributable to the retail sale and delivery of home heating oil. About half of our retail sales of home heating oil are to customers who agree to pay a fixed or maximum price per gallon for each delivery over the next twelve months (protected price customers). The remaining retail sales are to customers that pay a variable price based principally on the daily cost plus our profit margin.

We mitigate our exposure to our protected price customers by hedging our fixed and maximum price sales through the purchase of exchange traded options and futures, and over the counter options and swaps, and we attempt to mitigate our exposure to variable priced customers, in most instances, by passing through higher home heating oil costs directly to such customers.

Customer attrition

Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of net customer attrition. The gain of a new customer does not fully compensate for the loss of an existing customer during the first year because of the expenses that must be incurred to acquire a new customer and the higher attrition rate associated with new customers. Gross customer losses are the result of a number of factors, including price competition, move-outs, and service issues. When a customer moves out of an existing home we count the “move-out” as a loss and if we are successful in signing up the new homeowner, the “move-in” is treated as a gain.

Gross customer gains and gross customer losses for fiscal 2003, 2004 and 2005 is found below:

	Fiscal Year Ended
Description	2003	2004	2005
Gross Customer Gains	71,800	67,400	63,800
Gross Customer Losses	(78,800)	(100,500)	(98,900)

Net Customer Loss	(7,000)	(33,100)	(35,100)

Net customer attrition as a percent of the home heating oil customer base for fiscal 2003, 2004 and 2005 is found below:

	Fiscal Year Ended
Description	2003	2004	2005
Gross Customer Gains	14.9%	13.1%	12.9%
Gross Customer Losses	(16.4)%	(19.5)%	(20.0)%

Net Customer Attrition	(1.5)%	(6.4)%	(7.1)%

Net home heating oil customers accounts added (lost) for fiscal 2003, 2004, and 2005 by quarter is as follows:

Quarter Ended	Fiscal 2003	Fiscal 2004	Fiscal 2005
December 31	3,500	(3,300)	(2,000)
March 31	(3,700)	(8,600)	(9,900)
June 30	(5,900)	(10,300)	(7,400)
September 30	(900)	(10,900)	(15,800)

Net Customer Loss	(7,000)	(33,100)	(35,100)

This increase in net customer attrition for both the fiscal year ended September 30, 2004 or fiscal 2004 and fiscal 2005 can be attributed to: (i) a combination of the effect of our premium service/premium price strategy during a volatile period when customer price sensitivity increased due to high energy prices; (ii) our decision in the summer of fiscal 2005 to maintain reasonable profit margins going forward in spite of competitors’ aggressive pricing tactics; (iii) the lag effect of customer attrition related to service and delivery problems experienced in prior fiscal years; (iv) continued customer dissatisfaction with the centralization of customer care; and (v) tightened customer credit standards. If wholesale prices remain high, we believe the risk of customer losses due to credit problems, especially for commercial customers, may increase and bad debt expense would also increase.

For fiscal 2005, we lost approximately 35,100 accounts (net) or 2,000 more than the 33,100 accounts (net) lost in fiscal 2004. This increased loss of 2,000 accounts is largely due to the factors described above as well as losses of fixed price accounts that were renewed at a low fixed price in the summer and fall of 2004, as the heating oil segment, in an attempt to retain customers, did not raise prices sufficiently to offset the increase in the cost of home heating oil and which chose not to renew at higher prices in fiscal 2005. During the three months ended September 30, 2005, we lost 15,800 accounts (net) or 3.2% of our home heating oil customer base, as compared to the three months ended September 30, 2004 in which we lost 10,900 accounts (net) or 2.1% of our home heating oil customer base. This increased loss of 4,900 accounts is largely due to losses attributable to accounts that were renewed at a low fixed price in the summer and fall of 2004 and who chose not to renew at higher prices in fiscal 2005. We cannot predict whether this trend will continue. Over the past several months, we have modified our marketing plan and are seeking to increase the home heating oil product margins realized on new accounts as well as some of our less profitable accounts.

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

We have continued to experience net customer attrition during the fiscal year ending September 30, 2006, or fiscal 2006.

Customer Attrition—Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004 and Twelve Months Ended December 31, 2005

Gross customer gains and gross customer losses for the three months ended December 31, 2005 and December 31, 2004 and the twelve months ended December 31, 2005 is found below:

	Three Months Ended		Twelve Months Ended 12/31/05
Description	12/31/05	12/31/04
Gross Customer Gains	25,000	27,600	61,200
Gross Customer Losses	(32,200)	(29,600)	(101,500)

Net Customer Loss	(7,200)	(2,000)	(40,300)

During the three months ended December 31, 2005, we lost 7,200 accounts (net) or 1.6% of our home heating oil customer base, as compared to the three months ended December 31, 2004 in which we lost 2,000 accounts (net) or 0.4% of our home heating oil customer base. The net customer loss increase of 5,200 is equally split between 2,600 fewer customer gains and 2,600 increased customer losses. We have achieved fewer customer gains as part of a selection strategy to acquire a higher quality customer who values the benefits of a higher cost premium full service supplier, coupled with a significant reduction in marketing spending. Customer losses can be attributed to various factors including price, credit and service. We believe that the 2,600 increase in customer losses in the three months ending December 31, 2005 is principally related to price sensitivity as customers reacted to unprecedented increases in energy costs.

Net customer attrition as a percent of the home heating oil customer base for the three months ended December 31, 2005 and December 31, 2004 and the twelve months ended December 31, 2005 is found below:

	Three Months Ended		Twelve Months Ended 12/31/05
Description	12/31/05	12/31/04
Gross Customer Gains	5.6%	5.7%	12.6%
Gross Customer Losses	(7.2)%	(6.1)%	(20.9)%

Net Customer Attrition	(1.6)%	(0.4)%	(8.3)%

Our gross customer loss rate for the following twelve month periods is found below:

Period	Loss Rate
December 31, 2005	(20.9)%
September 30, 2005	(20.0)%
June 30, 2005	(19.7)%
March 31, 2005	(20.3)%
September 30, 2004	(19.5)%
September 30, 2003	(16.4)%

For the month of January 2006, we lost 3,800 accounts (net) or 0.9% of our home heating oil customer base, as compared to the month of January 2005 in which we lost 3,200 accounts (net) or 0.6% of our home heating oil customer base. Both our gross customer loss rate and net customer attrition has increased since the fiscal year ended September 30, 2003, or fiscal 2003. We do not know if the acceleration in our rate of gross customer losses and net customer attrition can be halted.

Warm weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our operation results and financial condition. During the peak heating season of October through March, sales of home heating oil historically have represented approximately 75% to 80% of our annual home heating oil volume. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. We purchase weather insurance to help mitigate the adverse effect of weather volatility on our cash flows. Our current weather insurance covers the period from November 1, 2005 to February 28, 2006, taken as a whole. The strike or “pay-off” price is based on the 10-year moving average of degree days for the policy period and has been set at approximately 3% less than the 10-year moving average. For every degree day not realized below the strike-price, we will receive $35,000 up to a maximum of $20.0 million. Based on estimates of accumulated degree days from November 1, 2005 to January 31, 2006, we would receive approximately $5.5 million under the weather insurance policy for the fiscal quarter ending March 31, 2006, which will partially offset the impact of the warmer January 2006 and assumes that we will experience average 10-year weather for February 2006. If February 2006 is colder than the 10-year average, the projected proceeds under this policy would be reduced and could be zero. For January 2006, retail volume of home heating oil declined by 28.7 million gallons, or 32.4% to 59.9 million gallons as compared to 88.5 million gallons for January 2005. Average temperatures for January 2006 were 29.3% warmer than January 2005. We anticipate that the impact of the decline in volume attributable to the warmer weather in January 2006 as compared to January 2005 will result in a reduction in operating income of approximately $14.0 million before any estimated proceeds from weather insurance. We expect that home heating oil volume sold for the remainder of the fiscal quarter ended March 31, 2006 and for the balance of fiscal 2006 will be substantially less than in the comparable period in fiscal 2005 due to warm January 2006 weather, customer attrition, conservation and other factors such as delivery scheduling.

Assets held for sale

In the fiscal quarter ended December 31, 2005, we received two separate offers to sell certain net assets of two separate heating oil locations in New England. No impairment has been recorded in connection with these contemplated sales, as it is anticipated that proceeds from the sales will exceed the net book value of the assets sold. These locations had approximately 29,000 customers and were responsible for delivering approximately 32 million gallons of home heating oil per year.

One of the pending sales was closed on January 18, 2006 and we recognized a gain of approximately $1.0 million. We expect the other pending sale to close in the second fiscal quarter, although we cannot provide any assurance that the current negotiations will ultimately lead to a sale.

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Report. We completed the sale of the propane segment in December 2004. The following discussion reflects the historical results for the propane segment as discontinued operations.

Three Months Ended December 31, 2005

Compared to Three Months Ended December 31, 2004

Statements of Operations by Segment

	For the Three Months Ended December 31,
	2004			2005
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
	(in thousands)
Sales	$350,694	$—	$350,694	$414,381	$—	$414,381
Cost of sales	281,278	—	281,278	319,667	—	319,667
Delivery and branch	65,480	—	65,480	59,426	—	59,426
Depreciation & amortization	9,122	—	9,122	8,485	—	8,485
General & administrative expenses	6,856	8,986	15,842	2,990	3,376	6,366

Operating income (loss)	(12,042)	(8,986)	(21,028)	23,813	(3,376)	20,437
Net interest expense	7,871	2,621	10,492	4,216	2,466	6,682
Amortization of debt issuance costs	509	206	715	425	206	631
Loss on redemption of debt	24,192	17,890	42,082	—	—	—

Income (loss) from continuing operations before income taxes	(44,614)	(29,703)	(74,317)	19,172	(6,048)	13,124
Income tax expense	331	—	331	250	—	250

Income (loss) from continuing operations	(44,945)	(29,703)	(74,648)	18,922	(6,048)	12,874
Loss from discontinued operations before gain on sale of propane segment	—	(4,552)	(4,552)	—	—	—
Gain on sale of discontinued operations, net of income taxes	—	153,644	153,644	—	—	—

Income (loss) before cumulative effect of changes in accounting principles	(44,945)	119,389	74,444	18,922	(6,048)	12,874
Cumulative effect of changes in accounting principles	—	—	—	(344)	—	(344)

Net income (loss)	$(44,945)	$119,389	$74,444	$18,578	$(6,048)	$12,530

Volume

For the three months ended December 31, 2005, retail volume of home heating oil declined by 11.0 million gallons, or 7.7%, to 131.3 million gallons, as compared to 142.3 million gallons for the three months ended December 31, 2004. Volume of other petroleum products declined by 2.4 million gallons, or 12.1%, to 17.6 million gallons for the three months ended December 31, 2005, as compared to 20.0 million gallons for the three months ended December 31, 2004. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

Heating Oil Segment
(in millions of gallons)
Volume—Three Months Ended December 31, 2004	142.3
Impact of warmer temperatures (a)	(0.9)
Net customer attrition	(10.8)
Other	0.7

Change	(11.0)

Volume—Three Months Ended December 31, 2005	131.3

(a)	Represents actual reported temperatures adjusted to capture the lag effect of colder temperatures experienced in the last week of December 2004.

We believe that this 11.0 million gallon home heating oil decline was due almost entirely to net customer attrition, which occurred in fiscal 2005 and continued through the fiscal first quarter of 2006. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions do not impact the calculation of net customer attrition. For both fiscal 2005 and the twelve months ended December 31, 2005, the heating oil segment experienced net customer attrition of approximately 7.1% and 8.3%, respectively. (See discussion of customer attrition in the beginning of this section.) Temperatures in our geographic areas of operations for the three months ended December 31, 2005 were equal to the three months ended December 31, 2004 and approximately 2.4% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Due to the significant increase in the price per gallon of home heating oil, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods. Indications based on internal studies suggest that in fiscal 2005 customers reduced their consumption by approximately 4.4%. We cannot determine if conservation is a permanent or temporary phenomenon. Temperatures in our geographic areas of operations for January 2006 were 29.3% warmer than January 2005 as a result of significantly warmer-than-average temperatures in our locations. For January 2006, retail volume of home heating oil declined by 28.7 million gallons, or 32.4% to 59.9 million gallons as compared to 88.5 million gallons for January 2005. We expect that home heating oil volume sold for the remainder of the fiscal quarter ending March 31, 2006 and for the balance of fiscal 2006 will be substantially less than in the comparable period in fiscal 2005 due to warmer weather, net customer attrition, conservation and other factors such as delivery scheduling.

Product Sales

For the three months ended December 31, 2005, product sales increased $61.7 million, or 20.8%, to $358.9 million, as compared to $297.1 million for the three months ended December 31, 2004 due to an increase in selling prices, which more than offset a decline in home heating oil volume sold. Selling prices were higher in response to the increase in wholesale supply costs and our decision to achieve higher per gallon gross profit margins, especially from our price protected customers. Average home heating oil prices increased by $0.5950 per gallon from $1.869 per gallon for the three months ended December 31, 2004 to $2.464 for the three months ended December 31, 2005. In an effort to reduce net customer attrition, we delayed increasing our selling price to customers whose price plan agreements expired during the July to September 2004 time period. This decision negatively impacted product sales by an estimated $1.7 million (0.012 per gallon) for the three months ended December 31, 2004.

Installation and Service Sales

For the three months ended December 31, 2005, service and installation sales increased $1.9 million, or 3.6%, to $55.5 million, as compared to $53.6 million for the three months ended December 31, 2004 due to measures taken in the last several years to increase service billing rates and decrease the number of customers that receive a free or below market service contracts.

Cost of Product

For the three months ended December 31, 2005, cost of product increased $39.1 million, or 17.5%, to $262.0 million, as compared to $222.9 million for the three months ended December 31, 2004, as the impact of higher wholesale product cost was reduced by lower home heating oil volume of 7.7%. Average wholesale product cost for home heating oil increased by $0.37 per gallon, or 27.9%, to an average of $1.75 per gallon for the three months ended December 31, 2005, from an average of $1.38 for the three months ended December 31, 2004.

Home heating oil per gallon margins for the three months ended December 31, 2005 increased by 21.2 cents per gallon, as compared to the three months ended December 31, 2004 due largely to an increase in the margin realized on price protected customers, an increase in the percentage of volume sold to higher margin residential variable customers, an increase on the home heating oil margins realized on new accounts, the loss of some of our less profitable accounts and our decision in the summer of fiscal 2005 and fiscal 2006 to maintain reasonable profit margins going forward in spite of competitors’ aggressive pricing tactics. During the renewal period for price protected customers in fiscal 2004, which was a period of rising heating oil prices, a number of residential variable consumers migrated to price protection plans. This shift resulted in an increase in volume sold to residential price protected customers for the heating season of fiscal 2005. During the renewal period for price protected customers in fiscal 2005, a period with even higher average heating oil prices than the renewal period in fiscal 2004, a number of residential price protected customers elected variable pricing or failed to respond to our price protected programs, which resulted in a shift back to variable pricing. Based on the results for the three months ended December 31, 2005, we anticipate that the percentage of volume to residential variable customers for the remainder of fiscal 2006 will increase. The percentage of home heating oil volume sold to residential variable price customers increased to 46% of total home heating oil volume sales for the three months ended December 31, 2005, as compared to 34% for the three months ended December 31, 2004. Accordingly, the percentage of home heating oil volume sold to residential price protected customers decreased to 38% for the three months ended December 31, 2005, as compared to 49% for the three months ended December 31, 2004. For the three months ended December 31, 2005, sales to commercial/industrial customers represented 16% of total home heating oil volume sales, unchanged from the three months ended December 31, 2004.

Also contributing to the increase in home heating oil per gallon margins was the favorable market conditions experienced during the three months ended December 31, 2005, as compared to the three months ended December 31, 2004. During the three months ended December 31, 2004, home heating oil prices spiked by over 20 cents a gallon from the beginning of the period and contributed to margin compression experienced during the three months ended December 31, 2004. Conversely, during the three months ended December 31, 2005, home heating oil prices declined by over 30 cents from the beginning of the period, which contributed to the expansion of home heating oil margins during this period. During the summer of 2005, we experienced record wholesale prices for home heating oil due to the numerous hurricanes in Florida and the Gulf Coast. Subsequently, during the three months ended December 31, 2005, we were able to lag our variable selling prices as the wholesale cost of heating oil declined.

In addition, the quarter-to-quarter comparison was favorably impacted by $2.9 million ($0.020 per gallon) due to a delay in hedging the price of product for certain residential protected price customers during the three months ended December 31, 2004, as well as an additional $0.8 million ($0.006 per gallon) associated with not hedging until December 2004 the price of product for certain residential price protected customers that were incorrectly coded as variable customers. Effective October 1, 2005, the Partnership changed from the FIFO method to the weighted average cost method and favorably impacted product costs for the three months ended December 31, 2005 by $0.6 million.

For the three months ended December 31, 2005, product gross profit increased by $22.7 million, as compared to the three months ended December 31, 2004, as the decline in home heating oil volume was more than offset by higher home heating oil per gallon margins. Although we anticipate realizing higher margins for the remainder of fiscal 2006 versus the period from January 1, 2005 to September 30, 2005 we do not expect a 21.2 cents per gallon increase during the remainder of fiscal 2006.

Cost of Installations and Service

For the three months ended December 31, 2005, costs of installations, service and appliances decreased $0.7 million, or 1.2%, to $57.7 million, as compared to $58.4 million for the three months ended December 31, 2004. The decrease in cost of installation and service (1.2%) was less than the 8.3% decrease in customers for the twelve months ended December 31, 2005 due to the fixed nature of these expenses. The net loss realized from service (including installations) improved by $2.6 million, from a $4.8 million loss for the three months ended December 31, 2004 to a $2.2 million loss for the three months ended December 31, 2005. When measured on a per gallon of home heating oil sold basis, the loss from service improved by 1.7 cents per gallon, from 3.4 cents per gallon for the three months ended December 31, 2004 to 1.7 cents for the three months ended December 31, 2005.

Delivery and Branch Expenses

For the three months ended December 31, 2005, delivery and branch expenses decreased $6.1 million, or 9.2%, to $59.4 million, as compared to $65.5 million for the three months ended December 31, 2004. This decrease was due to lower marketing expenses of $3.7 million and an estimated $2.1 million decrease in certain variable operating expenses directly associated with the 7.7% decline in home heating oil volume. During the three months ended December 31, 2005, we added 25,000 accounts (gross customer gains) versus the three months ended December 31, 2004 in which we added 27,600 accounts (gross customer gains). As a result of the $3.7 million decline in marketing expenditures, the cost to acquire a new account was reduced significantly. On a cents per gallon basis, delivery and branch expenses decreased 0.8 cents per gallon, or 1.6%, from 46.0 cents per gallon for the three months ended December 31, 2004 to 45.3 cents per gallon for the three months ended December 31, 2005.

Depreciation and Amortization

For the three months ended December 31, 2005, depreciation and amortization expenses declined by $0.6 million, or 7.0%, to $8.5 million, as compared to $9.1 million for the three months ended December 31, 2004 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

For the three months ended December 31, 2005, general and administrative expenses decreased by $9.5 million, or 59.8%, to $6.4 million, as compared to $15.8 million for the three months ended December 31, 2004. At the Partnership level, general and administrative expenses decreased by $5.6 million, from $9.0 million in the three months ended December 31, 2004, to $3.4 million in the three months ended December 31, 2005 due to bridge financing expenses incurred in the three months ended December 31, 2004 that were not incurred in the three months ended December 31, 2005 of $7.5 million, lower compensation expense attributable to staff reductions of $0.4 million partially offset by higher directors and officers liability insurance expense of $0.5 million, and higher compensation expense of $2.1 million associated with unit appreciation rights when compared to the three months ended December 31, 2004. (In the three months ended December 31, 2004, the decline in the unit price for senior subordinated units resulted in reversing previously recorded expenses of $2.1 million.) At the heating oil segment, general and administrative expenses decreased by $3.9 million, or 56.4%, to $3.0 million for the three months ended December 31, 2005, from $6.9 million for the three months ended December 31, 2004 due to lower expenses and fees associated with certain bank amendments and waivers obtained during the three months ended December 31, 2004 of $2.9 million, lower professional expenses of $0.5 million and staff reductions of $0.5 million.

Operating Income (Loss)

For the three months ended December 31, 2005, operating income increased $41.4 million to $20.4 million, as compared to a loss of $21.0 million in operating income for the three months ended December 31, 2004. This increase was due to an increase in product gross profit margin of $22.7 million, improvements in net service and installation profitability of $2.6 million, lower bridge and financing expenses of $10.4 million and a reduction in marketing expenses of $3.7 million.

Loss on Redemption of Debt

For the three months ended December 31, 2004, we recorded a $42.1 million loss on the early redemption of certain notes at the heating oil and propane segments. The loss consists of cash premiums paid of $37.0 million for early redemption, the write-off of previously capitalized net deferred financing costs of $6.1 million and legal expenses of $0.7 million, reduced in part by a $1.7 million basis adjustment to the carrying value of long-term debt.

Interest expense

For the three months ended December 31, 2005, interest expense decreased $3.3 million, or 30.7%, to $7.5 million, as compared to $10.9 million for the three months ended December 31, 2004. This decrease resulted from a lower principal amount in total debt outstanding of approximately $193.1 million, which was offset in part by an increase in the Partnership’s weighted average interest rate from 8.7% during the three months ended December 31, 2004, to 10.2% for the three months ended December 31, 2005. On December 17, 2004, we sold the propane segment for $481.3 million. $311 million of the net proceeds was used to repurchase $182 million of senior secured notes, including accrued interest and prepayment premiums at the heating oil segment, $114 million of first mortgage notes including interest and prepayment premiums of the propane segment and $15.0 million was used to repay the outstanding balance and accrued interest of the propane segment’s working capital facility. The impact of the repayment of the propane segment’s debt instruments is reflected in discontinued operations. Working capital interest expense was also lower as a portion of the proceeds from the sale of the propane segment was used to fund working capital.

Interest Income

For the three months ended December 31, 2005, interest income increased by $0.5 million, or 124.0%, to $0.9 million, as compared to $0.4 million for the three months ended December 31, 2004 due to higher average invested cash balances.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2005, amortization of debt issuance costs decreased $0.1 million, or 11.7%, to $0.6 million, as compared to $0.7 million for the three months ended December 31, 2004.

Income Tax Expense

Income tax expense for the three months ended December 31, 2005 was $0.3 million and represents certain state income and capital taxes. Income tax expense for the three months ended December 31, 2005 was unchanged from the three months ended December 31, 2004.

Income (Loss) From Continuing Operations

For the three months ended December 31, 2005, income (loss) from continuing operations increased $87.5 million to $12.9 million, as compared to a loss of $74.6 million for the three months ended December 31, 2004.

This increase was due to the $41.4 million increase in operating income, lower interest expense of $3.3 million and higher interest income of $0.5 million. The quarter-to-quarter comparison was also favorably impacted by the $42.1 million loss on redemption of debt recorded in the three months ended December 31, 2004.

Income (Loss) From Discontinued Operations

For the three months ended December 31, 2005, income from discontinued operations increased $4.6 million as the discontinued propane segment, which was sold on December 17, 2004, generated a $4.6 million loss for the three months ended December 31, 2004.

Gain On Sale of the Propane Segment

For the three months ended December 31, 2004, the Partnership recorded a $153.6 million gain on the sale of the propane segment.

Cumulative Effect of Change in Accounting Principle

Effective October 1, 2005, we changed our method of accounting from the first-in, first-out method to the weighted average cost method for heating oil and other fuels. This change resulted in recording a loss of $0.3 million.

Net Income

For the three months ended December 31, 2005, net income declined by $61.9 million, to $12.5 million, as compared to $74.4 million in net income for the three months ended December 31, 2004, as an $87.5 million increase in income from continuing operations and a $4.6 million increase in income from discontinued operations in the 2006 first fiscal quarter was offset by a $153.6 million gain on the sale of the propane segment recorded in the year ago period.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the three months ended December 31, 2005, EBITDA increased $82.9 million, to $28.9 million, as compared to an EBITDA loss of $54.0 million for the three months ended December 31, 2004. This increase was due to an increase in home heating oil gross profit of $22.7 million, an improvement in net service profitability of $2.6 million, lower bridge and financing expenses of $10.4 million and a reduction in marketing expenses of $3.7 million. The quarter-to-quarter comparison was also favorably impacted as a $42.1 million loss on the redemption of debt was recorded in the three months ended December 31, 2004. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA is calculated for the three months ended December 31 as follows:

	Three Months Ended December 31,
	2004		2005
	(in thousands)
Income (loss) from continuing operations	$(74,648)		$12,874
Plus:
Income tax expense	331		250
Amortization of debt issuance costs	715		631
Interest expense, net	10,492		6,682
Depreciation and amortization	9,122		8,485

EBITDA	(53,988	)(a)	28,922
Add/(subtract)
Income tax expense	(331)		(250)
Interest expense, net	(10,492)		(6,682)
Unit compensation expense	(2,094)		—
Provision for losses on accounts receivable	1,721		1,977
Unrealized loss on derivative instruments	3,941		1,089
Loss on redemption of debt	42,082		—
(Gain) loss on sales of fixed assets, net	(73)		427
Change in operating assets and liabilities	(132,661)		(137,932)

Net cash used in operating activities	$(151,895)		$(112,449)

(a)	Includes one-time expenses of $42.1 million related to early debt redemption.

Liquidity and Capital Resources

Our ability to satisfy our obligations will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. See “Risk Factors.” Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at December 31, 2005 or a combination thereof. To the extent future capital requirements exceed cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility as discussed below and repaid from subsequent seasonal reductions in inventory and accounts receivable. We also believe that we will able to reduce our peak inventory levels (in gallons), which will positively impact our liquidity. See “Recapitalization.”

Operating Activities

For the three months ended December 31, 2005, net cash used in operating activities was $112.4 million, or $39.5 million lower than net cash used in operating activities of $151.9 million for the three months ended

December 31, 2004 due largely to an increase in operating income of $41.4 million. At December 31, 2005, accounts receivable were $26.8 million higher than at December 31, 2004 and accounts receivable at December 31, 2004 were $3.0 million higher than at December 31, 2003 due to higher per gallon selling prices resulting from the continuing increase in the wholesale cost of home heating oil throughout this two-year period. As a result of the change in accounts receivable in the three months ended December 31, 2005, when compared to the three months ended December 31, 2004, cash flow from operating activities was reduced by $23.0 million. Despite an increase in home heating oil average selling prices of 31.8%, our days sales outstanding for accounts receivable increased only slightly from 39.8 days for the three months ended December 31, 2004 to 40.6 days for the three months ended December 31, 2005. The continuing increase in the wholesale cost of home heating oil over the last two years resulted in higher inventory values at both December 31, 2004 and December 31, 2005. The change in inventory for the three months ended December 31, 2005 was $22.0 million less than the change for the three months ended December 31, 2004, as we reduced our quantity of home heating oil on hand at December 31, 2005 versus December 31, 2004 by 13.1 million gallons or $23.1 million. Cash flow from operating activities was positively impacted by increasing the monthly budget payments for those customers participating in our budget payment plan, as $3.7 million more in cash was received (net of deliveries) as of December 31, 2005 when compared to December 31, 2004.

Investing Activities

During the three months ended December 31, 2005, we spent $2.6 million for fixed assets. Cash flow provided by investing activities was $463.7 million for the three months ended December 31, 2004, primarily due to the sale of the propane segment in December 2004.

Financing Activities

For the three months ended December 31, 2005, cash flows from financing activities were $25.1 million, as we borrowed $33.3 million under our revolving credit facility and repaid $6.6 million previously borrowed under this facility. Cash flows used in financing activities were $192.7 million for the three months ended December 31, 2004. During this period, $230.0 million of cash was provided from borrowings under our new revolving credit facility, which was used to repay $119.0 million borrowed under our previous credit agreement. Also during the three months ended December 31, 2004, we repaid $258.3 million in long-term debt, paid $37.7 million in debt prepayment premiums and expenses and paid $7.7 million in fees and expenses related to refinancing our bank credit facilities.

As a result of the above activity, cash decreased by $89.9 million, to $9.2 million as of December 31, 2005.

Financing and Sources of Liquidity

We had $268.1 million of long-term debt outstanding as of December 31, 2005 (excluding working capital borrowings of $33.3 million). The following summarizes our long-term debt maturities occurring over the next five years as of December 31, 2005:

	(in millions)
2006	$0.7
2007	$0.1
2008	$—
2009	$—
2010	$—
Thereafter	$267.3	(a)

(a)	The Board of Directors has approved a strategic recapitalization of the Partnership that, if approved by unitholders and completed, would result in a reduction of up to $100 million in Senior Notes. (See Recapitalization.)

On December 17, 2004, we entered into a $260 million asset based revolving credit facility with a group of lenders led by JP Morgan Chase Bank, which was amended in November 2005. The revolving credit facility provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $75 million in letters of credit. From December through March of each year, the heating oil segment can borrow up to $310.0 million. Obligations under the revolving credit facility are secured by liens on substantially all of the assets of the heating oil segment, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of December 31, 2005, availability was $124.6 million and the fixed charge coverage ratio (as defined in the credit agreement) was 1.26 to 1.0. In December 2005, we announced a strategic recapitalization of Star Gas. As part of that recapitalization, we expect to use approximately $35.0 million to repay debt and fund transaction expenses. As a result, availability would be reduced by approximately $35.0 million to $89.6 million if the recapitalization was completed on December 31, 2005. We also expect that availability during the remainder of fiscal 2006 will be impacted by the warmer temperatures experienced in January 2006. For January 2006, retail volume of home heating oil declined by 28.7 million gallons, or 32.4% to 59.9 million gallons as compared to 88.5 million gallons for January 2005. (To a certain extent, the impact of the warm weather experienced in January 2006 will be reduced by amounts receivable under our weather insurance policy.) Availability will be further reduced for the balance of fiscal 2006 by $3.7 million, as budget payment plan customers have prepaid for a greater proportion of their home heating oil as of December 31, 2005 than December 31, 2004. As of December 31, 2005, $52.9 million in letters of credit had been issued, primarily for current and future insurance reserves. For the balance of fiscal 2006, we expect to issue an additional $4.5 million in letters of credit in connection with our insurance renewal. We expect that availability as of December 31, 2005 will be reduced over the next 60 days as our greatest working capital need usually occurs during the month of February for the October to March heating season.

We enter into various hedging arrangements to manage the majority of our exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to our protected price customers. To a certain extent, availability must be set aside to respond to the volatile home heating oil markets. Futures contracts are marked to market on a daily basis and require an initial cash margin deposit and potentially require a daily adjustment to such cash deposit (maintenance margin). For example, assuming 100 million gallons, based on the volume hedged under the fixed price program as of December 31, 2005, a 30 cent per gallon decline in the market value of these hedged instruments (as we experienced from September 2005 to October 2005) would create an additional cash margin requirement of approximately $30.0 million (while a 30 cent per gallon increase in market value would provide $30.0 million in available margin). In this example, availability in the short-term is reduced, as we fund the margin call. This availability reduction should be temporary, as we should be able to purchase product at a later date for 30 cents a gallon less than the anticipated strike price when the agreement with the price-protected customer was entered into. In addition, a spike in wholesale heating oil prices could also reduce availability, as we must finance a portion of our inventory and accounts receivable with internally generated cash as the net advance for eligible accounts receivable is 85% and 40% to 80% of eligible inventory. Availability includes our ability to borrow up to $35 million against fixed assets and customer lists, which is reduced by $7.0 million each year over the life of the agreement. As of December 31, 2005, the amount included in the borrowing base for fixed assets and customer lists was $29.7 million.

Prior to October 18, 2004, we were generally able to obtain trade credit from home heating oil suppliers of two to three business days. Since October 18, 2004, we must now prepay for our heating oil supply by at least two days. The loss of trade credit has reduced availability.

As of December 31, 2005, our accounts receivable balance net of allowances totaled $182.3 million, which represents an increase of $92.6 million when compared to the balance as of September 30, 2005 of $89.7 million.

Our ability to collect these receivables over the upcoming months will impact our borrowing base availability, as the borrowing base, which is used to measure availability, does not include accounts receivable over 60 days past due. At December 31, 2005, accounts receivable over 60 days past due were approximately $10.9 million compared to $8.7 million as of December 31, 2004, or an increase of $2.2 million. A component of accounts receivable at December 31, 2005 represent amounts due from customers under a budget payment plan, which permits a customer to pay their annual consumption ratably over the year. As of December 31, 2005, the aggregate amount due from budget customers over 60 days past due whose billings exceeded their payments was $1.1 million, compared to $0.7 million at December 31, 2004. This increase of $0.4 million is primarily due to the increase in the per-gallon selling price of home heating oil. In addition, we have $2.7 million of accounts receivable over 60 days past due at December 31, 2005 for certain commercial accounts, compared to $2.7 million at December 31, 2004.

For the majority of our fiscal year, the amount of cash received from customers with a budget payment plan is greater than actual billings. This amount is reflected on the balance sheet under the caption “customer credit balances.” At December 31, 2005, customer credit balances aggregated $47.8 million. Generally, customer credit balances are at their low point after the end of the heating season and peak prior to the beginning of the heating season. At December 31, 2004, customer credit balances were $44.1 million. During the non-heating season, cash is provided from customer credit balances to fund operating activities. If net receipts from budget customers are reduced, cash availability in the non-heating season would be reduced and we would need to borrow under the revolving credit facility to fund operations.

Before August 2006, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures are estimated to be approximately $3.5 million, excluding the capital requirements for environmental compliance.

In December 2004, we completed the sale of our propane segment. Pursuant to the terms of the indenture relating to the Senior Notes, we are permitted, within 360 days of the sale, to apply the Net Proceeds to a Permitted Use. To the extent there are any Excess Proceeds, the indenture requires the Partnership to make an offer to all holders of Senior Notes to purchase for cash that number of Senior Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of purchase. After repayment of certain debt and transaction expenses and estimated taxes paid of $1.0 million, the Net Proceeds from the propane segment sale were approximately $157 million. As of December 2, 2005 all Excess Proceeds were applied toward a Permitted Use. See “Management’s Discussion and Analysis of Financial Condition on Results of Operations—Summary of Significant Events and Developments—Senior Notes.”

In general, we have distributed to our partners on a quarterly basis, all Available Cash. Available Cash is defined for any of our fiscal quarters, as all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partner to (i) provide for the proper conduct of the business; (ii) comply with applicable law, any of its debt instruments or other agreements; or (iii) provide funds for distributions to the common unitholders and the senior subordinated unitholders during the next four quarters, in some circumstances. On October 18, 2004, we announced that we would not pay a distribution on the common units. We had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004. We did not pay distributions on any of our outstanding units in fiscal 2005. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future. While we hope to position ourselves to pay some regular distribution on our common units in future years, of which there can be no assurance, it is considerably less likely that regular distributions will ever resume on the senior subordinated units because of their subordination terms and the existing arrearages on our common units. The revolving credit facility and the indenture for the Senior Notes both impose certain restrictions on our ability to pay distributions to unitholders. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future. See “Recapitalization.”

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our Bank Credit Facility due to the fact that we are subject to variable interest rates. We utilized these borrowings to meet our working capital needs and also to fund the short-term needs of our acquisition program.

At December 31, 2005, we had outstanding borrowings totaling $301.3 million, of which approximately $33.3 million is subject to variable interest rates under our Bank Credit Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $0.3 million annually.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. We do not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price, we would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2005, the potential gain on our hedging activity would be to increase the fair value of these outstanding derivatives by $18.1 million to a fair value of $12.3 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair value of these outstanding derivatives by $18.0 million to a fair value of $(23.7) million.

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

(c)	The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II OTHER INFORMATION

Item 1

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

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’ heating oil segment’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil segment; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 or PSLRA, and the Federal Rules of Civil Procedure. Plaintiffs filed their response to defendants’ motions to dismiss on or about November 23, 2005 and defendants filed their reply briefs on December 20, 2005. The motion is now pending decision by the Court. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

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

Recent dynamics of the heating oil industry have adversely impacted working capital requirements, principally as follows:

•	High selling prices require additional borrowing to finance accounts receivable; however, we may borrow only approximately 85% against eligible accounts receivable and 40% to 80% of eligible inventory. In addition we may borrow up to $35 million against fixed assets and customer lists, which is reduced by $7.0 million each year over the life of the credit agreement. As of December 31, 2005, the amount included in the borrowing base for fixed assets and customer lists was $28.0 million.

•	At present, suppliers are not providing credit terms to us, requiring us to pay in advance for product. Historically, we have enjoyed, on average, two-to three-day credit terms providing additional credit support during the heating season.

•	Due to our current credit position, our ability to execute certain hedging strategies has been curtailed, which we anticipate will require us to purchase a greater proportion of New York Mercantile Exchange (“Nymex”) futures contracts to implement our hedging strategy than we have in the past. These contracts require an initial margin at the time of purchase and we are required to fund maintenance margins based on daily market adjustments should the market price of home heating oil decrease. The payment of these margins, if required, may be well in advance of settlement and will have an adverse impact on liquidity.

•	In addition to the foregoing, there is a risk that accounts receivable collection experience may not equal that of prior periods since customers are owing larger amounts which could be outstanding for longer periods of time.

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

We had total debt, exclusive of our working capital facility, of approximately $268.1 million as of December 31, 2005. Our substantial indebtedness and other financial obligations could:

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

If our use of the net proceeds from the sale of the propane segment does not comply with the terms of the Indenture for the Senior Notes, we may be subject to liability to the note holders, which could have a material adverse effect on us.

In December 2004, we completed the sale of our propane segment. Pursuant to the terms of the indenture relating to the Senior Notes, we are permitted, within 360 days of the sale, to apply the Net Proceeds to a Permitted Use. To the extent there are any Excess Proceeds, the indenture requires us to make an offer to all holders of Senior Notes to purchase for cash that number of Senior Notes that may be purchased with Excess Proceeds at a purchase price equal to 100% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of purchase.

After payment of certain debt and transaction expenses, the Net Proceeds from the propane segment sale were approximately $156.3 million. As of December 31, 2005, we had utilized all the Net Proceeds to invest in working capital assets, purchase capital assets and repay long-term debt.

Our board of directors and management considered, based on informal communications with certain noteholders and their counsel, that certain noteholders may take the position that the use of Net Proceeds to invest in working capital assets is not a Permitted Use under the indenture. Based upon the advice of counsel, we disagreed with this position. However, we recognized that if we were unsuccessful in defending our position, this would constitute an event of default under the indenture if declared either by the holders of 25% in principal amount of the Senior Notes or by the trustee. In such event, all amounts due under the Senior Notes would become immediately due and payable. An acceleration of our Senior Notes would have a material adverse effect on our ability to continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements as of September 30, 2005 and 2004, and for the three years ended September 30, 2005, includes an explanatory paragraph with respect to the impact of this matter on our ability to continue as a going concern if this matter were resolved adversely to us. We have reached an agreement with the holders of 94% in aggregate principal amount of the Senior Notes to resolve this matter, which is subject to our completing the proposed recapitalization, of which there can be no assurance. See “Recapitalization.”

Since weather conditions may adversely affect the demand for home heating oil, our financial condition is vulnerable to warm winters.

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our operating results and financial condition. During the peak heating season of October through March, sales of home heating oil historically have represented approximately 75% to 80% of our annual home heating oil volume. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. For example, in fiscal 2000 and especially fiscal 2002, temperatures were significantly warmer than normal for the areas in which we sell home heating oil, which adversely affected the amount of EBITDA that we generated during these periods. In fiscal 2002, temperatures in our areas of operation were an average of 18.4% warmer than in fiscal 2001 and 18.0% warmer than normal. We purchase weather insurance to help minimize the adverse effect of weather volatility on our cash flows. However, there can be no assurance that this insurance will be adequate to protect us from adverse effects of weather conditions.

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

Our net attrition rate of home heating oil customers for fiscal 2003, 2004 and 2005 was approximately 1.5%, 6.4% and 7.1%, respectively. This rate represents the net of our annual customer loss rate after customer gains. For fiscal 2003, 2004 and 2005, gross customer losses were 16.4%, 19.5% and 20%, respectively. For fiscal 2003, 2004 and 2005, gross customer gains were 14.9%, 13.1% and 12.9%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer during the first year because of the expenses incurred to acquire a new customer and the higher attrition rate associated with new customers. Customer losses are the result of various factors, including:

•	supplier changes based primarily on price competition, particularly during periods of high energy costs;

•	quality of service issues, including those related to our centralized call center;

•	credit problems; and

•	customer relocations.

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

We believe that the increase in net customer attrition over the past two years can be attributed to: (i) a combination of the effect of our premium service/premium price strategy when customer price sensitivity increased due to high energy prices; (ii) our decision in fiscal 2005 to maintain reasonable profit margins going forward in spite of competitors’ aggressive pricing tactics; (iii) the lag effect of customer attrition related to service and delivery problems experienced by customers in prior fiscal years; (iv) continued customer dissatisfaction with the centralization of customer care; and (v) tightened customer credit standards.

We have continued to experience net customer attrition during fiscal 2006. If wholesale prices remain high, we believe the risk of customer losses due to credit problems, especially for commercial customers, may increase and bad debt expense may also increase.

We may not be able to achieve net gains of customers and may continue to experience net customer attrition in the future.

Sudden and sharp oil price increases that cannot be passed on to customers may adversely affect our operating results.

The retail home heating oil industry is a “margin-based” business in which gross profit depends on the excess of retail sales prices over supply costs. Consequently, our profitability is sensitive to changes in the wholesale price of home heating oil caused by changes in supply or other market conditions. These factors are beyond our control and thus, when there are sudden and sharp increases in the wholesale cost of home heating oil, we may not be able to pass on these increases to customers through increased retail sales prices. As of December 31, 2005, the wholesale cost of home heating oil, as measured by the closing price on the New York Mercantile Exchange (“Nymex”), had increased by 40.5% to $1.73 per gallon from $1.23 per gallon as of December 31, 2004. During fiscal 2005, per gallon wholesale home heating oil prices peaked at $2.18 on September 1, 2005. Wholesale price increases could reduce our gross profits and could, if continuing over an extended period of time, reduce demand by encouraging conservation or conversion to alternative energy sources. In an effort to retain existing accounts and attract new customers, we may offer discounts, which will impact the net per gallon gross margin realized.

A significant portion of our home heating oil volume is sold to price-protected customers and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under an agreement pre-establishing the maximum sales price or a fixed price of home heating oil over a 12-month period. For the fiscal year ended September 30, 2005 and the three months ended December 31, 2005, approximately 48% and 38%, respectively, of our retail home heating oil volume sales were under a price protected plan. The price at which home heating oil is sold to these price protected customers is generally renegotiated prior to the heating season of each year based on current market conditions. We currently purchase futures contracts, swaps and option contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers that have agreements in place in advance and at a fixed or maximum cost per gallon. We purchase these positions when a price protected customer renews his purchase commitment for the next 12 months. We utilize various hedging strategies in order to “lock in” the per gallon margin for price protected customers. The amount of home heating oil volume that we hedge per price protected customer is based upon the estimated fuel consumption per customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage be less than the hedged volume we may have excess inventory on hand at unfavorable costs.

If we do not make acquisitions on economically acceptable terms, our future financial performance will be limited.

The home heating oil industry is not a growth industry because new housing generally does not use oil heat and increased competition exists from alternative energy sources. A significant portion of our growth in the past decade has been directly tied to our acquisition program. Accordingly, future financial performance will depend on our ability to make acquisitions at attractive prices. We cannot assure that we will be able to identify attractive acquisition candidates in the home heating oil industry in the future or that we will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect home heating oil operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our revolving credit facility, the heating oil segment was restricted from making any acquisitions through June 17, 2005 and thereafter individual acquisitions may not exceed $10 million or an aggregate of $25 million in any fiscal year. In addition, the heating oil segment is restricted from making any acquisition unless availability (essentially borrowing base availability less borrowings) would be at least $40 million, on a pro forma basis, during the last 12 month period ending on the date of such acquisition. These restrictions severely limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

•	an increase in our indebtedness;

•	an increase in our working capital requirements;

•	our inability to integrate the operations of the acquired business;

•	our inability to successfully expand our operations into new territories;

•	the diversion of management’s attention from other business concerns; and

•	an excess of customer loss or loss of key employees from the acquired business.

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

If our home heating oil operations are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which would have a material adverse effect on our results of operations and financial condition.

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

We can make no assurances that we will be able to compete successfully. If competitors continue to increase market share by reducing their prices, as we believe occurred recently, our operating results and financial condition could be materially and adversely affected. We also compete for customers with suppliers of alternative energy products, principally natural gas. Competition from alternative energy sources has been increasing as a result of reduced regulation of many utilities, including natural gas and electricity, and the high price of oil. We could face additional price competition from electricity and natural gas as a result of deregulation in those industries. Over the past five years, conversions by our customers from heating oil to natural gas have averaged approximately 1% per year.

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

We self-insure a portion of workers’ compensation, automobile and general liability claims. We establish reserves based upon expectations as to what our ultimate liability will be for these claims using developmental factors based upon historical claim experience. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of December 31, 2005, we had approximately $35.3 million of insurance reserves and had issued $44.9 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on our results of operations.

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

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’ heating oil segment’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil segment; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 or PSLRA, and the Federal Rules of Civil Procedure. Plaintiffs filed their response to defendants’ motions to dismiss on or about November 23, 2005 and defendants filed their reply briefs on December 20, 2005. The motion is now pending decision by the Court. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity.

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

The home heating oil business is subject to a wide range of federal and state laws and regulations related to environmental and other regulated matters. We have implemented environmental programs and policies designed to avoid potential liability and costs under applicable environmental laws. It is possible, however, that we will experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New environmental regulations might adversely impact operations, including underground storage and transportation of home heating oil. In addition, there are environmental risks inherently associated with home heating oil operations, such as the risks of accidental releases or spill. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons. Before August 2006, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million.

In our acquisition of Meenan, we assumed all of Meenan’s environmental liabilities.

In our acquisition of Meenan Oil Co. L.P., or “Meenan,” in August 2001, we assumed all of Meenan’s environmental liabilities, including those related to the cleanup of contaminated properties, in consideration of a reduction of the purchase price of $2.7 million. Subsequent to closing, we established an additional reserve of $2.3 million to cover potential costs associated with remediating known environmental liabilities, bringing the total reserve to $5.0 million. To date, remediation expenses against this reserve have totaled $3.3 million. While we believe this reserve is adequate, it is possible that the extent of the contamination at issue or the expense of addressing it could exceed our estimates and thus the costs of remediating these known liabilities could materially exceed the amount reserved.

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

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates, on the one hand, and the Partnership or any of the limited partners, on the other hand. As a result of these conflicts the general partner may favor its own interests and those of its affiliates over the interests of the unitholders. The nature of these conflicts is ongoing and includes the following considerations:

•	Except for Irik P. Sevin, an affiliate of our current general partner who is subject to a non-competition agreement, the general partner’s affiliates are not prohibited from engaging in other business or activities, including direct competition with us.

•	The general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and reserves, each of which can impact the amount of cash, if any, available for distribution to unitholders, and available to pay principal and interest on debt.

•	The general partner controls the enforcement of obligations owed to the Partnership by the general partner.

•	The general partner decides whether to retain separate counsel, or others to perform services for the Partnership.

•	In some instances the general partner may borrow funds in order to permit the payment of distributions to unitholders.

•	The general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders for actions that might, without limitations, constitute breaches of fiduciary duty. Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.

•	The general partner is allowed to take into account the interests of parties in addition to Star Gas Partners in resolving conflicts of interest, thereby limiting its fiduciary duty to the unitholders.

•	The general partner determines whether to issue additional units or other securities of Star Gas Partners.

•	The general partner determines which costs are reimbursable by us.

•	Some officers of the general partner, who will provide services to us, may also devote significant time to the businesses of the general partner’s affiliates and will be compensated by these affiliates for the services rendered to them. Paul Vermylen, who is proposed to become the Chairman of Kestrel Heat at the closing of the recapitalization, serves as President of Kestrel Energy Partners. Kestrel Energy Partners is a private equity partnership that makes investments in energy-related projects.

•	The general partner is not restricted from causing us to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

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

Because distributions on the common and subordinated units are dependent on the amount of cash generated, distributions may fluctuate based on our performance. The actual amount of cash that is available will depend upon numerous factors, including:

•	profitability of operations;

•	required principal and interest payments on debt;

•	debt covenants;

•	margin account requirements;

•	cost of acquisitions;

•	issuance of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves;

•	prevailing economic conditions;

•	financial, business and other factors; and

•	increased pension funding requirements;

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

On October 18, 2004, we announced that we would not pay a distribution on the common units as a result of the requirements of our bank lenders. We had previously announced the suspension of distributions on the senior subordinated units on July 29, 2004. As of December 31, 2005, the amount of accrued and unpaid arrearages was $92.5 million. The revolving credit facility and the indenture for the Senior Notes both impose certain restrictions on our ability to pay distributions to unitholders. It is unlikely that regular distributions on the common units or senior subordinated units will be resumed in the foreseeable future. See “Recapitalization.”

Item 5.

Other Information

Second Amendment to the Credit Agreement dated as of December 17, 2004

Effective as of February 6, 2006, Petroleum Heat and Power Co., Inc., a Minnesota corporation (“Petro” or the “heating oil segment”), which is an indirect subsidiary of Star Gas Partners, L.P., a Delaware limited partnership (the “Partnership”), signed an amendment (the “Amendment”) to its revolving credit facility agreement that will become effective upon the closing of that certain unit purchase agreement dated as of December 5, 2005 (the “Unit Purchase Agreement”), by and among the Partnership, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”), and its wholly owned subsidiaries, Kestrel Heat LLC, a Delaware limited liability company (“Kestrel Heat”), and KM2, LLC, a Delaware limited liability company (“M2”). The principal changes to the Credit Agreement included in the Amendment are the following:

(a)	The definition of “Change of Control” was amended to replace the term “Sevin Group” with the term “Kestrel Group” and to define “Kestrel Group” to include Kestrel Energy Partners LLC and any officers, directors or employees of the general partner owning interests in the general partner.

(b)	The dividend covenant was amended to permit the payment of a dividend of $38 million as necessary to purchase senior notes, including accrued interest, and to pay expenses in connection with the transactions contemplated by the Unit Purchase Agreement and by the individual agreements between the Partnership and certain holders of senior notes dated as of December 5, 2006.

(c)	The definition of “Permitted Acquisitions,” which requires as a condition to making an acquisition, among other things, $40 million of Availability (plus unexpended proceeds from the sale of the Partnership’s propane segment) during a 12 month look back period, was amended to eliminate the need to increase Availability by the unexpended amounts from the sale of the Partnership’s propane segment, while including in the calculation of Availability such unexpended proceeds as were invested in Petro.

Item 6.

Exhibits

(a)	Exhibits Included Within:

	10.18	Accountants Preferability letter

	10.60	Second Amendment, dated as of February 3, 2006 to Credit Agreement dated as of December 17, 2004.

	31.1	Rule 13a-14(a) Certification.

	31.2	Rule 13a-14(a) Certification.

	32.1	Section 906 Certification.

	32.2	Section 906 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P. (Registrant)

By:	STAR GAS LLC AS GENERAL PARTNER

Signature	Title	Date

/S/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer Star Gas LLC (Principal Financial Officer)	February 6, 2006

Star Gas Finance Company

(Registrant)

Signature	Title	Date

/S/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer (Principal Financial Officer)	February 6, 2006