Form 10-Q
period 2006-03-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2006-05-09
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 2, 2006, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	Sept. 30, 2005	March 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$99,148	$9,198
Receivables, net of allowances of $5,622 and $8,859, respectively	89,703	211,988
Inventories	52,461	43,776
Prepaid expenses and other current assets	70,120	47,058
Current assets held for sale	—	2,023

Total current assets	311,432	314,043

Property and equipment, net	50,022	44,605
Long-term portion of accounts receivables	3,788	3,999
Goodwill	166,522	166,522
Intangibles, net	82,345	68,323
Deferred charges and other assets, net	15,152	14,036
Long-term assets held for sale	—	5,630

Total assets	$629,261	$617,158

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$19,780	$17,421
Working capital facility borrowings	6,562	—
Current maturities of long-term debt	796	94
Accrued expenses	56,580	63,626
Unearned service contract revenue	36,602	36,500
Customer credit balances	65,287	26,067
Current liabilities associated with assets held for sale	—	3,754

Total current liabilities	185,607	147,462

Long-term debt	267,417	267,215
Other long-term liabilities	31,129	31,645

Partners’ capital (deficit)
Common unitholders	144,312	194,109
Subordinated unitholders	(8,930)	(3,145)
General partner	(3,936)	(3,431)
Accumulated other comprehensive income (loss)	13,662	(16,697)

Total partners’ capital	145,108	170,836

Total liabilities and partners’ capital	$629,261	$617,158

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
Sales:
Product	$510,869	$495,797	$807,988	$854,666
Installations and service	44,448	43,324	98,023	98,835

Total sales	555,317	539,121	906,011	953,501
Cost and expenses:
Cost of product	362,741	367,870	585,644	629,841
Cost of installations and service	50,335	47,661	108,710	105,356
Delivery and branch expenses	70,643	57,917	136,123	116,915
Depreciation and amortization expenses	9,021	7,924	18,143	16,410
General and administrative expenses	12,918	6,001	28,760	12,794
Goodwill impairment loss	67,000	—	67,000	—

Operating income (loss)	(17,341)	51,748	(38,369)	72,185
Interest expense	(9,071)	(7,958)	(19,946)	(15,498)
Interest income	1,052	849	1,435	1,707
Amortization of debt issuance costs	(590)	(642)	(1,305)	(1,273)
Loss on redemption of debt	—	—	(42,082)	—

Income (loss) from continuing operations before income taxes	(25,950)	43,997	(100,267)	57,121
Income tax expense	669	440	1,000	690

Income (loss) from continuing operations,	(26,619)	43,557	(101,267)	56,431
Income (loss) from discontinued operations, net of taxes	—	—	(4,552)	—
Gains on sale of discontinued operations, net of taxes	2,520	—	156,164	—

Income (loss) before cumulative effect of changes in accounting principles	(24,099)	43,557	50,345	56,431
Cumulative effect of changes in accounting principles-change in inventory pricing method	—	—	—	(344)

Net income (loss)	$(24,099)	$43,557	$50,345	$56,087

General Partner’s interest in net income (loss)	$(218)	$392	$454	$505

Limited Partners’ interest in net income (loss)	$(23,881)	$43,165	$49,891	$55,582

Basic and Diluted Income (Loss) per Limited Partner Unit:
Continuing operations	$(0.74)	$1.20	$(2.81)	$1.55
Discontinued operations	—	—	(0.13)	—
Gain on sale of discontinued operations	0.07	—	4.33	—

Income (loss) before cumulative effect of changes in accounting principles	(0.67)	1.20	1.39	1.55
Cumulative effect of changes in accounting principles-change in inventory pricing method				(0.01)

Net income (loss)	$(0.67)	$1.20	$1.39	$1.54

Weighted average number of Limited Partner units outstanding	35,783	35,903	35,770	35,903

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
Net income (loss)	$(24,099)	$43,557	$50,345	$56,087
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	14,405	10,512	(9,024)	(30,359)
Other comprehensive income (loss) from discontinued operations	—	—	(1,637)	—

Other comprehensive income (loss)	14,405	10,512	(10,661)	(30,359)

Comprehensive income (loss)	$(9,694)	$54,069	$39,684	$25,728

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations	Derivative Instruments	Total
Balance as of September 30, 2004	$(16,055)	$28,929	$12,874
Reclassification to earnings	—	(20,709)	(20,709)
Unrealized gain on derivative instruments	—	11,685	11,685
Other comprehensive income from discontinued operations	—	(1,637)	(1,637)

Other comprehensive loss	—	(10,661)	(10,661)

Balance as of March 31, 2005	$(16,055)	$18,268	$2,213

Balance as of September 30, 2005	$(19,758)	$33,420	$13,662
Reclassification to earnings	—	(14,884)	(14,884)
Unrealized loss on derivative instruments	—	(15,475)	(15,475)

Other comprehensive loss	—	(30,359)	(30,359)

Balance as of March 31, 2006	$(19,758)	$3,061	$(16,697)

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except per unit amounts)	Units
	Common	Sr. Sub.	Jr. Sub.	General Partner	Common	Senior Sub.	Junior Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2005	32,166	3,392	345	326	$144,312	$(6,403)	$(2,527)	$(3,936)	$13,662	$145,108
Net income					49,797	5,251	534	505		56,087
Other comprehensive loss, net									(30,359)	(30,359)

Balance as of March 31, 2006	32,166	3,392	345	326	$194,109	$(1,152)	$(1,993)	$(3,431)	$(16,697)	$170,836

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)	Six Months Ended March 31,
	2005	2006
Cash flows provided by (used in) operating activities:
Net income	$50,345	$56,087
Deduct: Loss from discontinued operations	4,552	—
Deduct: Gain on sale of discontinued operations	(156,164)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,143	16,410
Amortization of debt issuance cost	1,305	1,273
Cumulative effect of change in accounting principle	—	344
Unit compensation expense	(2,104)	—
Provision for losses on accounts receivable	4,407	4,459
(Gain) loss on sales of fixed assets, net	58	(451)
Loss on redemption of debt	42,082	—
Unrealized loss on derivative instruments, net	3,172	149
Goodwill impairment loss	67,000	—
Changes in operating assets and liabilities:
Increase in receivables	(142,979)	(127,177)
Decrease (increase) in inventories	(21,100)	8,253
Increase in other assets	(15,643)	(1,996)
Increase (decrease) in accounts payable	724	(2,358)
Decrease in other current and long-term liabilities	(31,611)	(31,343)
Increase in assets held for sale, net	—	(3,900)

Net cash used in operating activities	(177,813)	(80,250)

Cash flows provided by (used in) investing activities:
Capital expenditures	(1,432)	(3,091)
Cash proceeds from disposition of propane segment	467,190	—
Proceeds from sales of fixed assets	3,433	1,295

Net cash provided by (used in) investing activities	469,191	(1,796)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	292,200	46,336
Working capital facility repayments	(167,055)	(52,898)
Repayment of debt	(259,484)	(748)
Debt repayment costs	(37,688)	—
Increase in deferred charges	(7,701)	(594)

Net cash used in financing activities	(179,728)	(7,904)

Cash flows of discontinued operations: (revised, see note 2)
Operating activities	(21,402)	—
Investing activities	(664)	—
Financing activities	10,700	—

Net cash used in discontinued operations	(11,366)	—

Net increase (decrease) in cash	100,284	(89,950)

Cash at beginning of period	4,692	99,148

Cash at end of period	$104,976	$9,198

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners” or the “Partnership”) is a home heating oil distributor and services provider. Star Gas Partners is a master limited partnership, which at March 31, 2006 had outstanding 32.2 million common units (NYSE: “SGU” representing an 88.8% limited partner interest in Star Gas Partners) and 3.4 million senior subordinated units (NYSE: “SGH” representing a 9.4% limited partner interest in Star Gas Partners). Additional Partnership interests included 0.3 million junior subordinated units (representing a 0.9% limited partner interest) and a 0.3 million general partner units (representing a 0.9% general partner interest).

As of March 31, 2006 the Partnership was organized as follows:

•	The general partner of the Partnership was Star Gas LLC, a Delaware limited liability company (“Star Gas”). The Board of Directors of Star Gas was appointed by its members. The general partner’s interest owned by Star Gas represented approximately a 0.9% interest in the Partnership.

•	The Partnership’s heating oil operations (the “heating oil segment”) are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is an indirect wholly owned subsidiary of Star/Petro, Inc., which is a 99.99% subsidiary of the Partnership. The remaining .01% equity interest in Star/Petro, Inc., was owned by Star Gas. Petro is a retail distributor of home heating oil as of March 31, 2006 and serves approximately 450,000 customers in the Northeast and Mid-Atlantic regions.

•	Star Gas Finance Company is a direct wholly owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $265 million 10 1/4% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including intercompany interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

Effective as of April 28, 2006, the Partnership completed a strategic recapitalization pursuant to the terms of the unit purchase agreement dated as of December 5, 2005, as amended (the “unit purchase agreement”), by and among, the Partnership, Star Gas, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”) and its wholly owned subsidiaries, Kestrel Heat LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”), and KM2, LLC, a Delaware limited liability company (“M2”). In connection with the recapitalization, Star Gas withdrew as the general partner of the Partnership and Kestrel Heat became the general partner of the Partnership. (See Note 12—Subsequent Events—Recapitalization).

Immediately following the closing of the recapitalization the Partnership had 75,774,336 common units outstanding, representing a 99.6% limited partner interest in the Partnership, 325,729 general partner units outstanding, representing a 0.4% general partner interest in the Partnership, and no subordinated or junior subordinated units outstanding.

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

2)	Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Star Gas Partners, and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. The results of operations for the three and six-month periods ended March 31, 2005 and March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the Partnership’s Annual Report on Form 10-K/A for the year ended September 30, 2005.

The Partnership completed the sale of its propane segment on December 17, 2004. As a result of the sale of the propane segment, the Partnership has included the results of the propane segment as a component of discontinued operations for the six months ended March 31, 2005, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Revenue Recognition

Sales of heating oil and heating oil and air conditioning equipment are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contract, on a straight-line basis, which generally do not exceed one year. To the extent that the Partnership anticipates that future costs for fulfilling its contractual obligations under its service maintenance contracts will exceed the amount of deferred revenue currently attributable to these contracts, the Partnership recognizes a loss in current period earnings equal to the amount that anticipated future costs exceed related deferred revenues.

Basic and Diluted Net Income (Loss) per Limited Partner Unit

Net income (loss) per limited partner unit is computed by dividing net income (loss), after deducting the general partner’s interest, by the weighted average number of common units, senior subordinated units and junior subordinated units outstanding. Each unit in each of the partnership’s ownership classes participates in net income (loss) equally.

Revised Consolidated Statement of Cash Flows

The Partnership has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, in accordance with SFAS No. 95, for the six month period ended March 31, 2005, which were previously reported on a combined basis as a single amount.

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

	Sept. 30, 2005	March 31, 2006
Heating oil and other fuels	$39,858	$31,834
Fuel oil parts and equipment	12,603	11,942

	$52,461	$43,776

Property, plant and equipment, consists of the following (in thousands):

	Sept. 30, 2005	March 31, 2006
Property, plant and equipment	$120,844	$118,231
Less: accumulated depreciation	70,822	73,626

Property and equipment, net	$50,022	$44,605

Prepaid expenses and other current assets

The Partnership recorded $35.1 million and $3.3 million for the fair value of its derivative instruments to prepaid expenses and other current assets at September 30, 2005 and March 31, 2006, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Derivatives and Hedging

The Partnership uses derivative instruments to manage the majority of its exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to protected-price customers. It is the Partnership’s objective to hedge the cash flow variability associated with forecasted purchases of its inventory held for resale to protected price customers through the use of derivative instruments when appropriate. To a lesser extent, the Partnership may hedge the fair value of inventory on hand or firm commitments to purchase inventory. To meet these objectives, it is the Partnership’s policy to enter into various types of derivative instruments to (i) manage the variability of cash flows resulting from the price risk associated with forecasted purchases of home heating oil purchased for resale to protected-price customers, and (ii) hedge the downside price risk of firm purchase commitments and in some cases physical inventory on hand.

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

For each of the six-month periods ended March 31, 2005 and 2006, the change in accumulated other comprehensive income (loss) is principally attributable to the decrease in fair value of existing cash flow hedges and the reclassification to earnings of accumulated gains on cash flow hedges that settled during the period.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Pro forma amounts assuming the change in accounting principle is applied retroactively are:

In thousands except per share data	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
Net income (loss) as previously reported	$(24,099)	$43,557	$50,345	$56,087
Pro forma net income (loss)	$(26,555)	$43,557	$49,251	$56,431
General Partners interests in pro forma net income (loss)	$(239)	$392	$443	$508
Limited Partners interests in pro forma net income (loss)	$(26,316)	$43,165	$48,808	$55,923
Basic and fully diluted earnings per unit as previously reported	$(0.67)	$1.20	$1.39	$1.54
Pro forma basic and fully diluted earnings per unit	$(0.74)	$1.20	$1.36	$1.55

4)	Assets Held for Sale

Prior to December 31, 2005, the Partnership received two separate offers to sell certain net assets of two separate heating oil locations in New England. The Partnership determined at that time that the assets being offered in these pending sales met the criteria as “Assets Held for Sale” in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, in contemplation of the future sale of these assets, the carrying value of the assets and liabilities were reclassified on the Partnership’s Condensed Consolidated Balance Sheet. One of the pending sales was closed on January 18, 2006 and the

Partnership recognized a gain of approximately $0.8 million. The remaining location is still on the market and the Partnership is actively seeking a suitable buyer. The Partnership cannot provide any assurance that these activities will ultimately lead to a sale. In the event that a suitable buyer cannot be found, the Partnership will reclassify these assets from assets held for sale and will resume normal depreciation and amortization of the assets. No impairment has been recorded in connection with the contemplated sale, as it is anticipated that proceeds from any future sales will exceed the net book value of the assets sold. The net book value of the net assets anticipated to be sold is approximately $3.9 million.

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

The revolving credit facility provides the Partnership with the ability to borrow up to $260 million ($310 million during the peak winter months) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $75 million in letters of credit. The facility expires in December 2009. In December 2004, this facility replaced the former credit facilities entered into in December 2003, which totaled $235 million. The former credit facilities consisted of a working capital facility, a letter of credit facility, and an acquisition facility. The Partnership borrowed an initial $119 million under the new revolving credit facility on December 17, 2004, which it used to repay amounts outstanding under the heating oil segment’s former credit facilities. The Partnership recognized a loss of approximately $3 million in the quarter ended December 31, 2004 as a result of the early redemption of this debt. The Partnership had no outstanding borrowings under this facility at March 31, 2006.

On February 3, 2006, the Partnership signed an amendment (the “Amendment”) to its revolving credit facility agreement that became effective as of April 28, 2006, upon the closing of the unit purchase agreement. (See Note 12—Subsequent Events—Recapitalization).

The principal changes to the Credit Agreement included in the Amendment are as follows:

•	The definition of “Change of Control” was amended to replace the term “Sevin Group” with the term “Kestrel Group” and to define “Kestrel Group” to include Kestrel Energy Partners LLC and any officers, directors or employees of the general partner owning interests in the general partner.

•	The dividend covenant was amended to permit the payment of a dividend of $38 million as necessary to purchase senior notes, including accrued interest, and to pay expenses in connection with the transactions contemplated by the unit purchase agreement and by the individual agreements between the Partnership and certain holders of senior notes dated as of December 5, 2005.

•	The definition of “Permitted Acquisitions,” which requires as a condition to making an acquisition, among other things, $40 million of availability (plus unexpended proceeds from the sale of the Partnership’s propane segment) during a 12-month look back period, was amended to eliminate the need to increase availability by the unexpended amounts from the sale of the Partnership’s propane segment, while including in the calculation of availability such unexpended proceeds as were invested in the Partnership.

As of March 31, 2006 the Partnership had $265 million in 10 1/4% senior notes, due 2013 outstanding, (the “existing notes”). On April 28, 2006 in connection with a recapitalization of the Partnership, (see Note 12), the Partnership (i) repurchased $65.3 million of existing notes, (ii) converted $26.9 million in face amount of existing notes into 13.4 million common units at a conversion price of $2.00 per unit and (iii) exchanged $165.3 million in principal amount of existing notes for a like amount of new 10 1/4% senior notes due 2013 (the “new notes”) that were issued under an indenture dated as of April 28, 2006 (the “new indenture”.)

The terms of the new indenture are substantially the same as the terms of the indenture under which the existing notes were issued (the “existing indenture”), except that the new indenture permits restricted payments of $22 million and allows the Partnership to make acquisitions of up to $60 million without passing certain financial tests. In addition, the new indenture provides that proceeds of asset sales may not be invested in current assets for purposes of the “asset sale” covenant. The repurchase, conversion and exchange of the existing notes in connection with the recapitalization has resolved any claims of the participating noteholders resulting from the sale of the Partnership’s propane business in December 2004, including the Partnership’s use of such proceeds to purchase working capital inventory and Star Gas Partners’ determination that “excess proceeds” (as defined in the existing indenture) did not include any amounts invested in such inventory and the granting of liens or collateral to the lenders pursuant to the credit facility. The existing notes conversion price was $2.00 per unit while the closing price of the Partnership’s units on April 27, 2006 was $2.40 per unit. As such, the Partnership expects to book a loss on the conversion of the existing debt in its third fiscal quarter totaling approximately $5.4 million. The Partnership also entered into an amended and restated indenture (the “amended indenture”) for $7.6 million in face amount of existing notes that remain outstanding that removed the following restrictive covenants from the existing indenture:

•	the limitation on restricted payments;

•	the limitation on dividends and other payment restrictions affecting restricted subsidiaries;

•	the limitation on indebtedness;

•	the limitation on transactions with affiliates;

•	the limitation on liens;

•	the limitation on the sale of assets;

•	the limitation on sale and leaseback transactions;

•	the limitation on other lines of business; and

•	the limitation on co-issuers.

The closing of the recapitalization was deemed to be a “change of control” under the existing indenture for the remaining $7.6 million in face amount of existing notes that were not repurchased, converted into common units or exchanged for new notes in connection with the recapitalization. Consequently, the Partnership is required to make an offer to repurchase such existing notes at a purchase price equal to 101% of their face value.

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

The components of discontinued operations of the propane segment for the six-month period ended March 31, 2005 is as follows (in thousands):

Sales	$58,722
Cost of sales	38,442
Delivery and branch	17,796
Depreciation and amortization	3,481
General and administrative expenses	2,096

Operating loss	(3,093)
Net interest expense	1,384
Amortization of debt issuance costs	27

Loss before income taxes	(4,504)
Income tax expense	48

Net loss	$(4,552)

7)	Segment Reporting

As of March 31, 2006, the Partnership has one reportable operating segment: retail distribution of heating oil. The administrative expenses for Star Gas Partners, have not been allocated to the segment. The heating oil segment is engaged in the retail distribution of home heating oil, related equipment services and equipment sales to residential and commercial customers. It operates primarily in the Northeast and Mid-Atlantic states. Home heating oil is principally used by the Partnership’s residential and commercial customers to heat their homes and buildings, as a result, weather conditions have a significant impact on the demand for home heating oil.

The public master limited partnership includes the office of the Chief Executive Officer and has the responsibility for maintaining investor relations and investor reporting for the Partnership and providing strategic direction to the heating oil segment.

The following are the condensed statements of operations and balance sheets for the heating oil segment as of and for the periods indicated. There were no inter-segment sales.

(in thousands)	For the Three Months Ended March 31,
	2005			2006
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales	$555,317	$—	$555,317	$539,121	$—	$539,121
Cost of sales	413,076	—	413,076	415,531	—	415,531
Delivery and branch	70,643	—	70,643	57,917	—	57,917
Depreciation & amortization	9,021	—	9,021	7,924	—	7,924
General & administrative expenses	5,046	7,872	12,918	3,462	2,539	6,001
Goodwill impairment loss	67,000	—	67,000	—	—	—

Operating income (loss)	(9,469)	(7,872)	(17,341)	54,287	(2,539)	51,748
Net interest expense	5,632	2,387	8,019	4,643	2,466	7,109
Amortization of debt issuance costs	385	205	590	436	206	642

Income (loss) from continuing operations before income taxes	(15,486)	(10,464)	(25,950)	49,208	(5,211)	43,997
Income tax expense	669	—	669	440	—	440

Income (loss) from continuing operations	(16,155)	(10,464)	(26,619)	48,768	(5,211)	43,557
Gains on sale of discontinued operations, net of income taxes	761	1,759	2,520	—	—	—

Net income (loss)	$(15,394)	$(8,705)	$(24,099)	$48,768	$(5,211)	$43,557

Capital expenditures	$626	$—	$626	$507	$—	$507

(in thousands)	For the Six Months Ended March 31,
	2005			2006
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales	$906,011	$—	$906,011	$953,501	$—	$953,501
Cost of sales	694,354	—	694,354	735,197	—	735,197
Delivery and branch	136,123	—	136,123	116,915	—	116,915
Depreciation & amortization	18,143	—	18,143	16,410	—	16,410
General & administrative expenses	11,902	16,858	28,760	6,879	5,915	12,794
Goodwill impairment loss	67,000	—	67,000	—	—	—

Operating income (loss)	(21,511)	(16,858)	(38,369)	78,100	(5,915)	72,185
Net interest expense	13,503	5,008	18,511	8,858	4,933	13,791
Amortization of debt issuance costs	894	411	1,305	862	411	1,273
Loss on redemption of debt	24,192	17,890	42,082	—	—	—

Income (loss) from continuing operations before income taxes	(60,100)	(40,167)	(100,267)	68,380	(11,259)	57,121
Income tax expense	1,000	—	1,000	690	—	690

Income (loss) from continuing operations	(61,100)	(40,167)	(101,267)	67,690	(11,259)	56,431
Loss from discontinued operations, net of income taxes	—	(4,552)	(4,552)	—	—	—
Gains on sale of discontinued operations, net of income taxes	761	155,403	156,164	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(60,339)	110,684	50,345	67,690	(11,259)	56,431
Cumulative effect of change in accounting principle—change in inventory pricing method	—	—	—	(344)	—	(344)

Net income (loss)	$(60,339)	$110,684	$50,345	$67,346	$(11,259)	$56,087

Capital expenditures	$1,432	$—	$1,432	$3,091	$—	$3,091

(in thousands)	September 30, 2005			March 31, 2006
Balance Sheets	Heating Oil	Partners & Others (1)	Consol.	Heating Oil	Partners & Others (1)	Consol.
ASSETS

Current assets:
Cash and cash equivalents	$99,102	$46	$99,148	$9,152	$46	$9,198
Receivables, net	89,703	—	89,703	211,988	—	211,988
Inventories	52,461	—	52,461	43,776	—	43,776
Prepaid expenses and other current assets	67,908	2,212	70,120	42,260	4,798	47,058
Current assets held for sale	—	—	—	2,023	—	2,023

Total current assets	309,174	2,258	311,432	309,199	4,844	314,043

Property and equipment, net	50,022	—	50,022	44,605	—	44,605
Long-term portion of accts. receivable	3,788	—	3,788	3,999	—	3,999
Goodwill	166,522	—	166,522	166,522	—	166,522
Intangibles, net	82,345	—	82,345	68,323	—	68,323
Deferred charges & other assets, net	9,021	6,131	15,152	8,316	5,720	14,036
Assets held for sale	—	—	—	5,630	—	5,630

Total assets	$620,872	$8,389	$629,261	$606,594	$10,564	$617,158

LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities:
Accounts payable	$19,807	$(27)	$19,780	$17,449	$(28)	$17,421
Working capital facility borrowings	6,562		6,562	—	—
Current maturities of long-term debt	796		796	94	—	94
Accrued expenses and other current liabilities	50,348	6,232	56,580	56,703	6,923	63,626
Due to affiliates	(8,667)	8,667	—	(16,588)	16,588	—
Unearned service contract revenue	36,602	—	36,602	36,500	—	36,500
Customer credit balances	65,287	—	65,287	26,067	—	26,067
Current liabilities associated with assets held for sale	—	—	—	3,754	—	3,754

Total current liabilities	170,735	14,872	185,607	123,979	23,483	147,462

Long-term debt	95	267,322	267,417	50	267,165	267,215
Due to affiliate	165,684	(165,684)	—	165,684	(165,684)	—
Other long-term liabilities	27,377	3,752	31,129	28,003	3,642	31,645
Partners’ capital:
Equity capital	256,981	(111,873)	145,108	288,878	(118,042)	170,836

Total liabilities and partners’ capital	$620,872	$8,389	$629,261	$606,594	$10,564	$617,158

(1)	The Partner and Other amounts include the balance sheet of the public master limited partnership, Star Gas Finance Company, as well as the necessary consolidation entries to eliminate the investment in Petro Holdings.

8)	Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill. The Partnership has one reporting unit, which is consistent with the operating segments identified in Note 7—Segment Reporting.

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2005			March 31, 2006
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$189,559	$107,265	$82,294	$177,635	$109,316	$68,319
Covenants not to compete	4,755	4,704	51	4,499	4,495	4

	$194,314	$111,969	$82,345	$182,134	$113,811	$68,323

Amortization expense for intangible assets was $10.9 million for the six months ended March 31, 2005 compared to $10.2 million for the six months ended March 31, 2006. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2006, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2006	$20,002
2007	$19,080
2008	$17,410
2009	$11,229
2010	$6,418

9)	Employee Pension Plan

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—
Interest cost	875	843	1,751	1,686
Expected return on plan assets	(1,020)	(989)	(2,040)	(1,978)
Net amortization	359	404	718	808
Effect of Settlement	—	—	—	—

Net periodic benefit cost	$214	$258	$429	$516

The heating oil segment expects to contribute approximately $0.1 million to its plans during fiscal 2006 to fund its pension obligations.

10)	Supplemental Disclosure of Cash Flow Information

(in thousands)	Six Months Ended March 31,
	2005	2006
Cash paid (received) during the period for:
Income taxes, net	$2,382	$(303)
Interest, net	$22,490	$13,904
Non-cash financing activities:
Decrease in long-term debt—amortization of debt discount	$146	$156
Decrease in interest expense	$(146)	$(156)
Increase in fixed assets	$—	$874
Increase in other current and long-term liabilities for capital leases	$—	$(874)

11)	Earnings Per Limited Partner Unit

(in thousands, except per unit data)	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
	(in thousands, except per unit data)
Income (loss) from continuing operations per limited partner unit:
Basic and diluted	$(0.74)	$1.20	$(2.81)	$1.55
Loss from discontinued operations, before gain on sale of propane segment, net of income taxes per limited partner unit:
Basic and diluted	$—	$—	$(0.13)	$—
Gain on sale of propane segment, net of income taxes per limited partner unit:
Basic and diluted	$0.07	$—	$4.33	$—
Income before cumulative effect of changes in accounting principles:
Basic and diluted	$(0.67)	$1.20	$1.39	$1.55
Cumulative effect on changes in accounting principles:
Basic and diluted	$—	$—	$—	$(0.01)
Net income per limited partner unit:
Basic and diluted	$(0.67)	$1.20	$1.39	$1.54
Basic and Diluted Earnings Per Limited Partner Unit:
Net income	$(24,099)	$43,557	$50,345	$56,087
Less: general partner’s interest in net income (loss)	$(218)	$392	$454	$505

Limited partners’ interest in net income (loss)	$(23,881)	$43,165	$49,891	$55,582

Common units	32,166	32,166	32,166	32,166
Senior subordinated units	3,272	3,392	3,259	3,392
Junior subordinated units	345	345	345	345

Weighted average number of limited partner units outstanding	35,783	35,903	35,770	35,903

Basic and diluted earnings per limited partner unit	$(0.67)	$1.20	$1.39	$1.54

12)	Subsequent Event—Recapitalization

Effective as of April 28, 2006 the Partnership completed a recapitalization of the Partnership pursuant to the terms of the unit purchase agreement. In connection with the recapitalization:

•	The Partnership received an aggregate of $57.7 million in new equity financing (i) through the sale of an aggregate of 6,750,000 common units to Kestrel Heat and M2 at a purchase price of $2.50 per unit and (ii) pursuant to the sale of 19,687,500 common units in a rights offering to common unitholders at a subscription price of $2.00 per common unit ($2.25 per unit in the case of 5,972,523 units purchased by M2 pursuant to a standby commitment).

•	The Partnership (i) repurchased $65.3 million in face amount of its existing notes, (ii) converted $26.9 million in face amount of existing notes into 13.4 million common units at a conversion price of $2.00 per unit and (iii) exchanged $165.2 million in principal amount of existing notes for a like amount of new notes that were issued under the new indenture . The terms of the new indenture are substantially the same as the terms of the existing indenture except that the new indenture permits restricted payments of $22 million and allows the Partnership to make acquisitions of up to $60 million without passing certain financial tests. In addition, the new indenture provides that proceeds of asset sales may not be invested in current assets for purposes of the “asset sale” covenant. The repurchase, conversion and exchange of the existing notes in connection with the recapitalization has resolved any claims of the participating noteholders resulting from the sale of the Partnership’s propane business in December 2004, including the Partnership’s use of such proceeds to purchase working capital inventory and the Partnership’s determination that “excess proceeds” (as defined in the existing indenture) did not include any amounts invested in such inventory and the granting of liens or collateral to the lenders pursuant to the credit facility.

•	The Partnership also entered into the amended indenture for the $7.6 million in face amount of existing notes that remain outstanding that removed the following restrictive covenants from the existing indenture:

•	the limitation on restricted payments;

•	the limitation on dividends and other payment restrictions affecting restricted subsidiaries;

•	the limitation on indebtedness;

•	the limitation on transactions with affiliates;

•	the limitation on liens;

•	the limitation on the sale of assets;

•	the limitation on sale and leaseback transactions;

•	the limitation on other lines of business; and

•	the limitation on co-issuers.

•	The Partnership entered into the amended partnership agreement pursuant to which, among other things:

•	Star Gas withdrew as the general partner of the Partnership, and Kestrel Heat was appointed the general partner of the Partnership and received 325,729 general partner units in the Partnership;

•	each outstanding senior subordinated unit and each junior subordinated unit was converted into one common unit, as a result of which the subordination period has ended;

•	the minimum quarterly distribution on the common units was reduced from $0.575 per unit per quarter, or $2.30 per year, to $0.0 per unit through September 30, 2008. Beginning October 1, 2008, minimum quarterly distributions will start accruing at a rate of $0.0675 per quarter ($0.27 on an annual basis). If the Partnership elects to commence making distributions of available cash before October 1, 2008, minimum quarterly distributions will start accruing at that earlier date;

•	all previously accrued cumulative distribution arrearages, which aggregated $111.0 million at February 14, 2006, were eliminated;

•	the target distribution levels for the incentive distribution rights were reduced so that, commencing with the quarter beginning October 1, 2008, or, if the Partnership elects to commence making distributions sooner, the quarter in which any distribution of available cash is made, the new general partner units in the aggregate will be entitled to receive 10% of the cash distributions in a quarter once each common unit and general partner unit has received $.0675 for that quarter, plus any arrearages on the common units from prior quarters, and 20% of the cash distributions in a quarter once each common unit and general partner unit has received $.1125 for that quarter, plus any arrearages on the common units from prior quarters;

•	the Partnership is not required to distribute available cash through the quarter ending September 30, 2008.

Restriction on Use of NOLs. The issuance of units in our recapitalization will likely result in an “ownership change” of our corporate subsidiary, Star/Petro, Inc. (“Star/Petro”) under the Internal Revenue Code of 1986, as amended (“Tax Code”). As a result of this ownership change, Star/Petro would be materially restricted in its ability to use its net operating loss carryforwards to reduce its future taxable income. As of the last calendar tax year ended December 31, 2005, Star/Petro had a federal net operating loss carryforward of approximately $166.4 million. The net operating loss carryforwards (prior to an “ownership change”) will begin to expire in 2025 and are generally available to reduce future taxable income that would otherwise be subject to federal income taxes. As a result of the ownership change, Star/Petro will be restricted annually in its ability to use its net operating loss carryforwards to reduce its federal taxable income. We believe that the restriction may entirely eliminate Star/Petro’s ability to use its net operating loss carryforwards. The restriction on Star/Petro’s ability to use net operating loss carryforwards to reduce its federal tax liability will reduce the amount of cash Star/Petro has available to make distributions to us. Consequently, the restriction will reduce the amount of cash we have available to distribute to our unitholders.

The following table shows the amount of units before and after the April 28, 2006 recapitalization described above.

	Before Recapitalization*		After Recapitalization**
	Number	Percentage	Number	Percentage
Common Units
Existing common units	32,165,528	88.8%	32,165,528	42.3%
Issued to Kestrel entities	—	—	6,750,000	8.9%
Issued in rights offering (1)	—	—	19,687,500	25.9%
Issued to senior noteholders	—	—	13,433,962	17.6%
Issued to subordinated unitholders	—	—	3,737,346	4.9%

Subtotal	32,165,528	88.8%	75,774,336	99.6%

Subordinated Units
Senior subordinated units	3,391,982	9.4%	—	—
Junior subordinated units	345,364	0.9%	—	—

Subtotal	3,737,346	10.3%	—	—

General Partner Units	325,729	0.9%	325,729	0.4%

Total	36,228,603	100%	76,100,065	100%

*	As of March 31, 2006
**	As of April 28, 2006
(1)	Includes 5,972,523 common units issued to Kestrel @ $2.25 per share, pursuant to its standby commitment. As part of the recapitalization a total of 12,722,523 common units were issued to Kestrel entities, representing approximately 16.7% of total units after the recapitalization.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, anticipated proceeds from weather insurance, sales of assets, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to effect strategic acquisitions or redeploy assets, the impact of litigation, the ongoing impact of the business process redesign project at the heating oil segment and our ability to address issues related to that project, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, customer credit worthiness, and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading Risk Factors. Without limiting the foregoing the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

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

Recapitalization

Effective as of April 28, 2006 we completed a recapitalization of the Partnership pursuant to the terms of the unit purchase agreement. In connection with the recapitalization:

•	We received an aggregate of $57.7 million in new equity financing (i) through the sale of an aggregate of 6,750,000 common units to Kestrel Heat and M2 at a purchase price of $2.50 per unit and (ii) pursuant to the sale of 19,687,500 common units in a rights offering to common unitholders at a subscription price of $2.00 per common unit ($2.25 per unit in the case of units purchased by M2 pursuant to a standby commitment).

•	We (i) repurchased $65.3 million in face amount of our existing notes”, (ii) converted $26.9 million in face amount of existing notes into 13.4 million common units at a conversion price of $2.00 per unit and (iii) exchanged $165.3 million in principal amount of existing notes for a like amount of new notes that were issued under the new indenture. The terms of the new indenture are substantially the same as the terms of the existing indenture except that the new indenture permits restricted payments of $22 million and allows the Partnership to make acquisitions of up to $60 million without passing certain financial tests. In addition, the new indenture provides that proceeds of asset sales may not be invested in current assets for purposes of the “asset sale” covenant. The repurchase, conversion and exchange of the existing notes in connection with the recapitalization has resolved any claims of the participating noteholders resulting from the sale of our propane business in December 2004, including the use of such proceeds to purchase working capital inventory and Star Gas Partners’ determination that “excess proceeds” (as defined in the existing indenture) did not include any amounts invested in such inventory and the granting of liens or collateral to the lenders pursuant to the credit facility.

•	We also entered into an amended indenture for $7.6 million in face amount of existing notes that remain outstanding that removed the following restrictive covenants from the existing indenture:

•	the limitation on restricted payments;

•	the limitation on dividends and other payment restrictions affecting restricted subsidiaries;

•	the limitation on indebtedness;

•	the limitation on transactions with affiliates;

•	the limitation on liens;

•	the limitation on the sale of assets;

•	the limitation on sale and leaseback transactions;

•	the limitation on other lines of business; and

•	the limitation on co-issuers.

•	We entered into an amended partnership agreement pursuant to which, among other things:

•	Star Gas LLC withdrew as the general partner, and Kestrel Heat was appointed the new general partner and received 325,729 general partner units;

•	each outstanding senior subordinated unit and each junior subordinated unit was converted into one common unit, as a result of which the subordination period has ended;

•	the minimum quarterly distribution on the common units was reduced from $0.575 per unit per quarter, or $2.30 per year, to $0.0 per unit through September 30, 2008. Beginning October 1, 2008, minimum quarterly distributions will start accruing at a rate of $0.0675 per quarter ($0.27 on an annual basis). If we elect to commence making distributions of available cash before October 1, 2008, minimum quarterly distributions will start accruing at that earlier date;

•	all previously accrued cumulative distribution arrearages, which aggregated $111.0 million at February 14, 2006, were eliminated;

•	the target distribution levels for the incentive distribution rights were reduced so that, commencing with the quarter beginning October 1, 2008, or, if the Partnership elects to commence making distributions sooner, the quarter in which any distribution of available cash is made, the new general partner units in the aggregate will be entitled to receive 10% of the cash distributions in a quarter once each common unit and general partner unit has received $.0675 for that quarter, plus any arrearages on the common units from prior quarters, and 20% of the cash distributions in a quarter once each common unit and general partner unit has received $.1125 for that quarter, plus any arrearages on the common units from prior quarters;

•	we are not required to distribute available cash through the quarter ending September 30, 2008

Restriction on Use of NOLs. The issuance of units in our recapitalization will likely result in an “ownership change” of our corporate subsidiary, Star/Petro, Inc. (“Star/Petro”) under the Internal Revenue Code of 1986, as amended (“Tax Code”). As a result of this ownership change, Star/Petro would be materially restricted in its ability to use its net operating loss carryforwards to reduce its future taxable income. As of the last calendar tax year ended December 31, 2005, Star/Petro had a federal net operating loss carryforward of approximately $166.4 million. The net operating loss carryforwards (prior to an “ownership change”) will begin to expire in 2025 and are generally available to reduce future taxable income that would otherwise be subject to federal income taxes. As a result of the ownership change, Star/Petro will be restricted annually in its ability to use its net operating loss carryforwards to reduce its federal taxable income. We believe that the restriction may entirely eliminate Star/Petro’s ability to use its net operating loss carryforwards. The restriction on Star/Petro’s ability to use net operating loss carryforwards to reduce its federal tax liability will reduce the amount of cash Star/Petro has available to make distributions to us. Consequently, the restriction will reduce the amount of cash we have available to distribute to our unitholders.

Home Heating Oil Price Volatility

The wholesale price of heating oil, like any other market commodity, is generally set by the economic forces of supply and demand. Rapid global economic expansion is fueling an ever-increasing demand for oil. Home heating oil prices are closely linked to the price refiners pay for crude oil because crude oil is the principal cost component of home heating oil. Crude oil is bought and sold in the international marketplace and as such is subject to the economic forces of worldwide supply and demand. The United States imports more than 60% of the petroleum products it consumes. The average per-gallon wholesale cost of home heating oil as measured by the New York Mercantile Exchange (“Nymex”) for fiscal 2003, 2004, 2005 and 2006 by quarter is as follows:

Quarter Ended	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006
December 31	$.7757	$.8562	$1.396		$1.804
March 31.9620		.9351	1.408		1.753
June 30.7452		.9786	1.517		1.979	(a)
September 30.7858		1.182	1.835		—

Year Average	$.8172	$.9880	$1.539	$

(a)	For the month of April 2006 only. On April 28, 2006, the wholesale cost of home heating oil closed at $2.01 per gallon and represents an increase of over 57 cents per gallon from the close on April 29, 2005 of $1.44 per gallon.

The market for petroleum products, including home heating oil, has been extremely volatile for the past several years. In a volatile market even small changes in supply or demand can dramatically affect prices. The changes we have seen this past year, and continue to experience have been significant. Heating oil prices are subject to price fluctuations if demand rises sharply because of excessively cold weather and/or disruptions at refineries and instability in key oil producing regions. For the fiscal year ended September 30, 2005, over 75% of our revenue was attributable to the retail sale and delivery of home heating oil. About half of our retail sales of home heating oil are to customers who agree to pay a fixed or maximum price per gallon for each delivery over the next twelve months (protected price customers). The remaining retail sales are to customers who pay a variable price, based principally on the daily cost plus our profit margin.

We mitigate our exposure to our protected price customers by hedging our fixed and maximum price sales through the purchase of exchange traded options and futures and over the counter options and swaps, and we attempt to mitigate our exposure to variable priced customers, in most instances, by passing through higher home heating oil costs directly to such customers.

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

Net home heating oil customer accounts added (lost) for fiscal 2003, 2004, and 2005 by quarter is as follows:

Quarter Ended	Fiscal 2003	Fiscal 2004	Fiscal 2005
December 31	3,500	(3,300)	(2,000)
March 31	(3,700)	(8,600)	(9,900)
June 30	(5,900)	(10,300)	(7,400)
September 30	(900)	(10,900)	(15,800)

Net Customer Loss	(7,000)	(33,100)	(35,100)

This increase in net customer attrition for fiscal 2004 and fiscal 2005 can be attributed to: (i) a combination of the effect of our premium service/premium price strategy during a volatile period when customer price sensitivity increased due to high energy prices; (ii) our decision in the summer of fiscal 2005 to maintain reasonable profit margins going forward in spite of competitors’ aggressive pricing tactics; (iii) the lag effect of customer attrition related to service and delivery problems experienced in prior fiscal years; (iv) continued customer dissatisfaction with the centralization of customer care; and (v) tightened customer credit standards. If wholesale prices remain high, we believe the risk of customer losses due to credit problems, especially for commercial customers, may increase and bad debt expense would also increase.

For fiscal 2005, we lost approximately 35,100 accounts (net) or 2,000 more than the 33,100 accounts (net) lost in fiscal 2004. This increased loss of 2,000 accounts is largely due to the factors described above as well as losses of fixed price accounts that were renewed at a low fixed price in the summer and fall of 2004, as the heating oil segment, in an attempt to retain customers, did not raise prices sufficiently to offset the increase in the cost of home heating oil and which chose not to renew at higher prices in fiscal 2005. During the three months ended September 30, 2005, we lost 15,800 accounts (net) or 3.2% of our home heating oil customer base, as compared to the three months ended September 30, 2004 in which we lost 10,900 accounts (net) or 2.1% of our home heating oil customer base. This increased loss of 4,900 accounts is largely due to losses attributable to accounts that were renewed at a low fixed price in the summer and fall of 2004 and that chose not to renew at higher prices in fiscal 2005. We cannot predict whether this trend will continue. Over the past several months, we have modified our marketing plan and are seeking to increase the home heating oil product margins realized on new accounts as well as on some of our less profitable accounts.

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

We believe we have identified the problems associated with the past centralization efforts and continue to address these issues by structuring the customer call center into work groups that parallel Petro’s district structure, adding customer service specialists at the district level, providing continuous in-house training at the customer care center, and establishing a general manager of customer retention. In addition, we are answering all customer calls locally in five districts and are answering a portion of our customer calls in our other districts. Currently, approximately 30% of customer calls are being answered locally. We are continuing our initiative of moving toward decentralization of our operations to maximize contact at the local level, while continuing to assess the efficiency of certain centralized operations. The general manager of customer retention reports directly to the president and chief operating officer of the Partnership. Despite these efforts, we continued to experience high net attrition rates in fiscal 2005 and during the six months ended March 31, 2006, and we expect that high net attrition rates may continue through the balance of fiscal 2006 and perhaps beyond. Even to the extent that the rate of attrition can be reduced, the current reduced customer base will adversely impact net income in the future.

Customer Attrition—Three and Six Months Ended March 31, 2006 Compared to Three and Six Months Ended March 31, 2005 and Twelve Months Ended March 31, 2006

Gross customer gains and gross customer losses for the three and six months ended March 31, 2005 and March 31, 2006 and the twelve months ended March 31, 2006 are found below:

	Six Months Ended		Three Months Ended		Twelve Months Ended 03/31/06
Description	03/31/06	03/31/05	03/31/06	03/31/05
Gross customer gains	36,300	42,200	11,300	14,600	57,800
Gross customer losses	(53,200)	(54,100)	(21,000)	(24,500)	(98,000)

Net Customer Loss	(16,900)	(11,900)	(9,700)	(9,900)	(40,200)

Net customer attrition as a percent of the home heating oil customer base for the three and six months ended March 31, 2005 and March 31, 2006 and the twelve months ended March 31, 2006 are found below:

	Six Months Ended		Three Months Ended		Twelve Months Ended 03/31/06
Description	03/31/06	03/31/05	03/31/06	03/31/05
Gross customer gains	8.1%	8.5%	2.5%	2.9%	12.2%
Gross customer losses	(11.8)%	(11.0)%	(4.7)%	(5.0)%	(20.7)%

Net Customer Attrition	(3.7)%	(2.5)%	(2.2)%	(2.1)%	(8.5)%

During the three months ended March 31, 2006, we lost 9,700 accounts (net) or 2.2% of our home heating oil customer base, as compared to the three months ended March 31, 2005 in which we lost 9,900 accounts (net) or 2.1% of our home heating oil customer base. During the first quarter of fiscal 2006 we lost approximately 7,200 accounts (net) or 1.6% of our home heating oil customer base compared to the first quarter of fiscal 2005 in which we lost 2,000 accounts (net) or 0.4% of our home heating oil customer base. Continued customer losses can be attributed to: (i) a premium service/premium price strategy with the discipline to let unprofitable customers depart (ii) reduced customer focus on premium service due to moderate temperatures and reduced heating system stress and demand (iii) increased customer price sensitivity due to high energy prices; (iv) the lag effect of customer attrition and lost new customer referrals related to service and delivery problems experienced in prior fiscal years; (v) continued customer dissatisfaction with the centralization of customer care; and (vi) tightened customer credit standards.

During the six months ended March 31, 2006, we lost 16,900 accounts (net) or 3.7% of our home heating oil customer base, as compared to the six months ended March 31, 2005 in which we lost 11,900 accounts (net) or 2.5% of our home heating oil customer base. The principal change in performance was a reduction of 6,000 new customer gains and 1,000 less customer losses. The reduction in new customer gains can be attributed to: (i) higher minimum profitability standards for new customers in fiscal 2005; (ii) a reduction in mass market advertising spending, which attracted transient customers in fiscal 2004; (iii) increased customer price sensitivity due to high energy prices; and (iv) increased new customer credit quality standards.

We cannot predict whether this trend will continue. Over the past several months, we have modified our marketing plan and are seeking to increase the home heating oil product margins realized on new accounts as well as on some of our less profitable accounts.

Our gross customer loss rate for the following twelve-month periods is found below:

Period	Loss Rate
March 31, 2006	(21.0)%
December 31, 2005	(20.9)%
September 30, 2005	(20.0)%
June 30, 2005	(19.7)%
March 31, 2005	(20.3)%
September 30, 2004	(19.5)%
September 30, 2003	(16.4)%

For the month of April 2006, we lost 2,500 accounts (net) or 0.5% of our home heating oil customer base, as compared to the month of April 2005 in which we lost 2,000 accounts (net) or 0.4% of our home heating oil customer base. Both our gross customer loss rate and net customer attrition have increased since the fiscal year ended September 30, 2003, or fiscal 2003. We do not know if the acceleration in our rate of gross customer losses and net customer attrition can be halted. Subsequent to March 31, 2006, home heating oil prices have increased to near record levels and spiked at $2.0788 per gallon on May 2, 2006. We believe that the continued volatility in home heating oil prices will adversely impact customer attrition.

Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our operating results and financial condition. During the peak heating season of October through March, sales of home heating oil historically have represented approximately 75% to 80% of our annual home heating oil volume. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales, and, consequently, our operating results. We purchase weather insurance to help mitigate the adverse effect of weather volatility on our cash flows. Our current weather insurance in the amount of $12.5 million covers the period from November 1, 2006 to February 28, 2007, taken as a whole. The strike or “pay-off” price is based on the 10-year moving average of degree-days for the policy period and has been set at approximately 3% less than the 10-year moving average. For every degree-day not realized below the strike-price, we will receive $35,000 up to the policy maximum of $12.5 million. For the period from November 1, 2005 to February 28, 2006, we received $4.4 million under the weather insurance policy, which is recorded as a decrease in branch and operating expenses.

Assets held for sale

In the fiscal quarter ended December 31, 2005, we received two separate offers to sell certain net assets of two separate heating oil locations in New England. No impairment has been recorded in connection with the contemplated sale, as it is anticipated that proceeds from the sale will exceed the net book value of the assets sold. These locations had approximately 29,000 customers and were responsible for delivering approximately 32 million gallons of home heating oil per year.

On January 18, 2006, we completed the sale of one heating oil location with approximately 3,900 customers and 4 million gallons. We recognized a gain of approximately $0.9 million on this sale. The Partnership has not come to terms for the sale of the other location with approximately 25,000 customers and 28 million gallons. The location is still on the market and we are actively seeking a suitable buyer and continue to discuss the sale of this location with other potential purchasers.

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report. We completed the sale of the propane segment in December 2004. The following discussion reflects the historical results for the propane segment as discontinued operations.

Three Months Ended March 31, 2006

Compared to Three Months Ended March 31, 2005

Statements of Operations by Segment

(in thousands)	Three Months Ended March 31,
	2005			2006
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales:
Product	$510,869	$—	$510,869	$495,797	$—	$495,797
Installations and service	44,448	—	44,448	43,324	—	43,324

Total sales	555,317		555,317	539,121		539,121
Cost and expenses:
Cost of product	362,741	—	362,741	367,870	—	367,868
Cost of installations and service	50,335	—	50,335	47,661	—	47,663
Delivery and branch expenses	70,643	—	70,643	57,917	—	57,917
Depreciation & amortization expenses	9,021	—	9,021	7,924	—	7,924
General and administrative expenses	5,046	7,872	12,918	3,462	2,539	6,001
Goodwill impairment charge	67,000	—	67,000	—	—	—

Operating income (loss)	(9,469)	(7,872)	(17,341)	54,287	(2,539)	51,748
Interest expense—net	5,632	2,387	8,019	4,643	2,466	7,109
Amortization of debt issuance costs	385	205	590	436	206	642

Income (loss) from continuing operations before income taxes	(15,486)	(10,464)	(25,950)	49,208	(5,211)	43,997
Income tax expense	669	—	669	440	—	440

Income (loss) from continuing operations	(16,155)	(10,464)	(26,619)	48,768	(5,211)	43,557
Gains on sale of discounted operations net of income taxes	761	1,759	2,520	—	—	—

Net income (loss)	$(15,394)	$(8,705)	$(24,099)	$48,768	$(5,211)	$43,557

Volume

For the three months ended March 31, 2006, retail volume of home heating oil declined by 62.5 million gallons, or 25.5%, to 182.5 million gallons, as compared to 245.0 million gallons for the three months ended March 31, 2005. Volume of other petroleum products declined by 5.5 million gallons, or 22.0%, to 19.5 million gallons for the three months ended March 31, 2006, as compared to 25.0 million gallons for the three months ended March 31, 2005. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil Segment
Volume—Three Months Ended March 31, 2005	245.0
Impact of warmer temperatures	(39.9)
Net customer attrition	(20.8)
Asset sale	(1.0)
Other, net	(0.8)

Change	(62.5)

Volume—Three Months Ended March 31, 2006	182.5

We believe that this 62.5 million gallon home heating oil decline was due to net customer attrition, which occurred in fiscal 2005 and continued through fiscal 2006, the impact of warmer temperatures and continued customer conservation efforts. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions do not impact the calculation of net customer attrition. For both fiscal 2005 and the twelve months ended March 31, 2006, the heating oil segment experienced net customer attrition of approximately 7.1% and 8.5%, respectively. (See discussion of customer attrition in the beginning of this section.) Temperatures (measured on a degree day basis) in our geographic areas of operations for the three months ended March 31, 2006 were approximately 16.2% warmer than the three months ended March 31, 2005 and approximately 13.3% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Due to the significant increase in the price per gallon of home heating oil, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods. Indications based on internal studies suggest that in fiscal 2005 customers reduced their consumption by approximately 4.4%. To a certain extent, we believe that our customers in fiscal 2006 have increased their conservation efforts. We cannot determine if conservation is a permanent or temporary phenomenon. We believe that the volume delivered during the three months ended March 31, 2006 was positively impacted by approximately 4 to 5 million gallons due to delivery scheduling as certain deliveries that would have normally been scheduled for the fiscal third quarter were made in March 2006. In addition, home heating oil volume declined by approximately 1.0 million gallons due to the sale of certain assets in New England.

For April 2006, retail volume of home heating oil declined by 8.5 million gallons, or 27.2% to 22.7 million gallons, as compared to 31.2 million gallons for April 2005 due to the warmer weather, net customer attrition, conservation and delivery scheduling. We expect that home heating oil volume sold for the fiscal quarter ending June 30, 2006 and for the balance of fiscal 2006 will be substantially less than in the comparable periods in fiscal 2005 due to warmer weather, net customer attrition, conservation and other factors such as delivery scheduling.

Product Sales

For the three months ended March 31, 2006, product sales declined $15.1 million, or 3.0%, to $495.8 million, as compared to $510.9 million for the three months ended March 31, 2005 due to a decrease in home heating oil volume, which more than offset an increase in home heating oil selling prices. Selling prices were higher in response to the increase in wholesale supply costs noted below of $0.4894 per gallon and our decision to achieve higher per gallon gross profit margins, especially from our price-protected customers. Average home heating oil prices increased by $0.5824 per gallon, or 30.3%, from $1.9252 per gallon for the three months ended March 31, 2005 to $2.5076 for the three months ended March 31, 2006.

Installation and Service Sales

For the three months ended March 31, 2006, service and installation sales decreased $1.1 million, or 2.5%, to $43.3 million, as compared to $44.5 million for the three months ended March 31, 2005 due to the decline in the number of customers. The decline in service and installation revenue was less than the percentage decline in the customer base (8.5%) due to measures taken over the last several years to increase billing rates for service contracts and billable service.

Cost of Product

For the three months ended March 31, 2006, cost of product increased $5.1 million, or 1.4%, to $367.9 million, as compared to $362.7 million for the three months ended March 31, 2005, as the impact of higher wholesale product cost was reduced by 25.5% lower home heating oil volume. Average wholesale product cost for home heating oil increased by $0.4894 per gallon, or 36.5%, to an average of $1.8290 per gallon for the three months ended March 31, 2006, from an average of $1.3396 for the three months ended March 31, 2005.

Home heating oil per gallon margins for the three months ended March 31, 2006 increased by 9.3 cents per gallon, as compared to the three months ended March 31, 2005 due to an increase in the margin realized on variable priced customers, an increase in the margin realized on price protected customers, an increase in the percentage of volume sold to higher margin residential variable customers, an increase in the home heating oil margins realized on new accounts, the loss of some of our less profitable accounts and our decision in the summer of fiscal 2005 and fiscal 2006 to maintain reasonable profit margins going forward in spite of competitors’ aggressive pricing tactics. During the heavy renewal period for price-protected customers in fiscal 2004, which was a period of rising heating oil prices, a number of residential variable consumers migrated to price protection plans. This shift resulted in an increase in volume sold to residential price protected customers for the heating season of fiscal 2005. During the renewal period for price protected customers in fiscal 2005, a period with even higher average heating oil prices than the renewal period in fiscal 2004, a number of residential price protected customers elected variable pricing or failed to respond to our price protected programs, which resulted in a shift back to variable pricing. The percentage of home heating oil volume sold to residential variable price customers increased to 45.5% of total home heating oil volume sales for the three months ended March 31, 2006, as compared to 36.3% for the three months ended March 31, 2005. Accordingly, the percentage of home heating oil volume sold to residential price protected customers decreased to 39.1% for the three months ended March 31, 2006, as compared to 48.9% for the three months ended March 31, 2005. For the three months ended March 31, 2006, sales to commercial/industrial customers represented 15.4% of total home heating oil volume sales, compared to 14.8% for the three months ended March 31, 2005.

For the three months ended March 31, 2006, product gross profit decreased by $20.2 million, or 13.6%, as compared to the three months ended March 31, 2005, as the decline in home heating oil volume (25.5%) more than offset the impact of higher home heating oil per gallon margins.

Cost of Installations and Service

For the three months ended March 31, 2006, costs of installations, service and appliances decreased $2.7 million, or 5.3%, to $47.7 million, as compared to $50.3 million for the three months ended March 31, 2005. The decrease in cost of installation and service (5.3%) was less than the 8.5% decrease in customers for the twelve months ended March 31, 2006 due to the fixed nature of certain of these expenses. The net loss realized from service (including installations) was reduced by $1.6 million, from a $5.9 million loss for the three months ended March 31, 2005 to a $4.3 million loss for the three months ended March 31, 2006. When measured on a per gallon of home heating oil sold, the loss from service was 2.4 cents per gallon for the three months ended March 31, 2006, unchanged from the three months ended March 31, 2005.

Delivery and Branch Expenses

For the three months ended March 31, 2006, delivery and branch expenses decreased $12.7 million, or 18.0%, to $57.9 million, as compared to $70.6 million for the three months ended March 31, 2005. This decrease was due to lower marketing expenses of $1.7 million, an estimated $7.1 million decrease in certain variable operating expenses directly associated with the 25.5% decline in home heating oil volume and $4.4 million received under our weather insurance policy. On a cents per gallon basis, delivery and branch expenses (excluding the proceeds received from weather insurance) increased 5.3 cents per gallon, or 18.4%, from 28.8 cents per gallon for the three months ended March 31, 2005 to 34.1 cents per gallon for the three months ended March 31, 2006, as the heating oil segment could not fully reduce its operating expenses in conjunction with the decline in volume attributable to the warmer temperatures and customer attrition due to the fixed nature of certain expenses.

Depreciation and Amortization

For the three months ended March 31, 2006, depreciation and amortization expenses declined by $1.1 million, or 12.2%, to $7.9 million, as compared to $9.0 million for the three months ended March 31, 2005 as certain assets, that were not replaced, became fully depreciated.

General and Administrative Expenses

For the three months ended March 31, 2006, general and administrative expenses decreased by $6.9 million, or 53.5%, to $6.0 million, as compared to $12.9 million for the three months ended March 31, 2005. At the Partnership level, general and administrative expenses decreased by $5.3 million, from $7.9 million in the three months ended March 31, 2005, to $2.5 million in the three months ended March 31, 2006. During the three months ended March 31, 2005, the Partnership incurred certain expenses, which were not repeated in the three months ended March 31, 2006, such as professional expenses of $1.1 million relating to first-year compliance with Sarbanes-Oxley, legal expenses of $1.6 million incurred relating to defending several purported class action suits and inquiries from regulatory agencies, and compensation expense of $3.1 million resulting from a separation agreement entered into with the former CEO of the Partnership. At the heating oil segment, general and administrative expenses decreased by $1.6 million, or 31.4%, to $3.5 million for the three months ended March 31, 2006, from $5.1 million for the three months ended March 31, 2005, due to lower professional expenses of $0.1 million, staff reductions of $0.5 million and a gain of $0.8 million on the sale of certain assets which occurred during the three months ended March 31, 2006, and reduced general and administrative expenses.

Goodwill Impairment Charge

During the second quarter of fiscal 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included; our determination in February 2005 of significantly lower than expected operating results for the heating oil segment for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS No. 142 impairment review with the assistance of a third party valuation firm at February 28, 2005. This review resulted in a non-cash goodwill impairment charge of approximately $67.0 million, which reduced the carrying amount of goodwill of the heating oil segment. There was no goodwill impairment charge recorded during the second quarter of fiscal 2006.

Operating Income (Loss)

For the three months ended March 31, 2006, operating income increased $69.1 million to $51.7 million, as compared to an operating loss of $17.3 million for the three months ended March 31, 2005 due principally to the $67.0 million non-cash goodwill impairment charge recorded during the three months ended March 31, 2005.

Interest expense

For the three months ended March 31, 2006, interest expense decreased $1.1 million, or 12.3%, to $8.0 million, as compared to $9.1 million for the three months ended March 31, 2005. This decline resulted from a lower principal amount in total debt outstanding of approximately $117.0 million, which was offset in part by an increase in the Partnership’s weighted average interest rate from 8.4% during the three months ended March 31, 2005, to 9.9% for the three months ended March 31, 2006.

Interest Income

For the three months ended March 31, 2006, interest income decreased by $0.2 million, or 19.4%, to $0.8 million, as compared to $1.1 million for the three months ended March 31, 2005 due to lower average invested cash balances.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2006, amortization of debt issuance costs were $0.6 million, unchanged from the three months ended March 31, 2005.

Income Tax Expense

Income tax expense for the three months ended March 31, 2006 was $0.4 million and represents certain state income and capital taxes. Income tax expense for the three months ended March 31, 2005 was $0.7 million.

Income (Loss) from Continuing Operations

For the three months ended March 31, 2006, income from continuing operations increased $70.2 million to $43.6 million, as compared to a loss of $26.6 million for the three months ended March 31, 2005. This increase was primarily due to the $69.1 million increase in operating income.

Gains on Sale of Segments

For the three months ended March 31, 2005, the Partnership recorded additional gains on the sale of segments. During the three months ended March 31, 2005, the purchase price resulting from the sale of the TG&E segment was finalized and a positive adjustment of $0.7 million was recorded. During the three months ended December 31, 2004, the Partnership recorded a gain of $153.6 million from the sale of the propane segment, which was subject to adjustment. During the three months ended March 31, 2005, the purchase price for the sale of the propane segment was finalized and a positive adjustment to the gain of $1.8 million was recorded which brings the total gain from the sale of the propane segment to $155.4 million. There were no additional gains on the sale of segments recorded during the second quarter of fiscal 2006.

Net Income

For the three months ended March 31, 2006, net income increased by $67.7 million, to $43.6 million, as compared to a $24.1 million net loss for the three months ended March 31, 2005, due to the $70.2 million increase in income from continuing operations, partially offset by gains on the sale of segments of $2.5 million recorded at March 31, 2005.

Six Months Ended March 31, 2006

Compared to Six Months Ended March 31, 2005

Statements of Operations by Segment

(in thousands)	Six Months Ended March 31,
	2005			2006
Statements of Operations	Heating Oil	Partners & Others	Consol.	Heating Oil	Partners & Others	Consol.
Sales:
Product	$807,988	—	$807,988	$854,666	—	$854,666
Installations and service	98,023	—	98,023	98,835	—	98,835

Total sales	906,011	—	906,011	953,501	—	953,501
Cost and expenses:
Cost of product	585,644	—	585,644	629,841	—	629,841
Cost of installations and service	108,710	—	108,710	105,356	—	105,356
Delivery and branch expenses	136,123	—	136,123	116,915	—	116,915
Depreciation & amortization expenses	18,143	—	18,143	16,410	—	16,410
General and administrative expenses	11,902	$16,858	28,760	6,879	$5,915	12,794
Goodwill impairment charge	67,000	—	67,000	—	—	—

Operating income (loss)	(21,511)	(16,858)	(38,369)	78,100	(5,915)	72,185
Interest expense—net	13,503	5,008	18,511	8,858	4,933	13,791
Amortization of debt issuance costs	894	411	1,305	862	411	1,273
Loss on redemption of debt	24,192	17,890	42,082	—	—	—

Income (loss) from continuing operations before income taxes	(60,100)	(40,167)	(100,267)	68,380	(11,259)	57,121
Income tax expense	1,000	—	1,000	690	—	690

Income (loss) from continuing operations	(61,100)	(40,167)	(101,267)	67,690	(11,259)	56,431
Loss from discontinued operations before gains on sale of segments, net of income taxes	—	(4,552)	(4,552)	—	—	—
Gains on sale of discontinued operations, net of income taxes	761	155,403	156,164	—	—	—
Cumulative effect of change in accounting principles	—	—	—	(344)	—	(344)

Net income (loss)	$(60,339)	$110,684	$50,345	$67,346	$(11,259)	$56,087

Volume

For the six months ended March 31, 2006, retail volume of home heating oil declined by 73.5 million gallons, or 19.0%, to 313.8 million gallons, as compared to 387.3 million gallons for the six months ended March 31, 2005. Volume of other petroleum products declined by 8.0 million gallons, or 17.6%, to 37.1 million gallons for the six months ended March 31, 2006, as compared to 45.1 million gallons for the six months ended March 31, 2005. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil Segment
Volume—Six Months Ended March 31, 2005	387.3
Impact of warmer temperatures	(39.9)
Net customer attrition	(32.9)
Asset sale	(1.0)
Other, net	0.3

Change	(73.5)

Volume—Six Months Ended March 31, 2006	313.8

We believe that this 73.5 million gallon home heating oil decline was due primarily to net customer attrition, which occurred in fiscal 2005 and continued through fiscal 2006, the impact of warmer temperatures and continued customer conservation efforts. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions do not impact the calculation of net customer attrition. For fiscal 2005 and the twelve months ended March 31, 2006, the heating oil segment experienced net customer attrition of approximately 7.1% and 8.5%, respectively. (See discussion of customer attrition in the beginning of this section.) Temperatures in our geographic areas of operations for the six months ended March 31, 2006 were 10.2% warmer than the six months ended March 31, 2005 and approximately 9.0% warmer than normal, as reported by the NOAA. Due to the significant increase in the price per gallon of home heating oil, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods. Indications based on internal studies suggest that in fiscal 2005 customers reduced their consumption by approximately 4.4%. To a certain extent, we believe that our customers have increased their conservation efforts in fiscal 2006. We cannot determine if conservation is a permanent or temporary phenomenon.

We believe that 4 to 5 million gallons due to delivery scheduling positively impacted the volume delivered during the six months ended March 31, 2006. In addition, home heating oil volume declined by 1.0 million gallons due to the sale of certain of our assets in New England. We expect that home heating oil volume for the fiscal quarter ended June 30, 2006 and for the balance of fiscal 2006 will be substantially less than the comparable period in fiscal 2005 due to warmer weather, net customer attrition, conservation and other factors such as delivery scheduling.

Product Sales

For the six months ended March 31, 2006, product sales increased $46.7 million, or 5.8%, to $854.7 million, as compared to $808.0 million for the six months ended March 31, 2005 due to an increase in selling prices, which more than offset a decline in home heating oil volume sold. Selling prices were higher in response to the increase in wholesale supply costs noted below of $0.4463 per gallon and our decision to achieve higher per gallon gross profit margins, especially from our price protected customers. Average home heating oil prices increased by $0.5845 per gallon from $1.9045 per gallon for the six months ended March 31, 2005 to $2.489 for the six months ended March 31, 2006. In an effort to reduce net customer attrition, we delayed increasing our selling price to customers whose price plan agreements expired during the July to September 2004 time period. This decision negatively impacted product sales by an estimated $1.7 million for the six months ended March 31, 2005.

Installation and Service Sales

For the six months ended March 31, 2006, service and installation sales increased $0.8 million, or 0.8%, to $98.8 million, as compared to $98.0 million for the six months ended March 31, 2005. Service and installation revenue increased slightly in fiscal 2006 due to measures taken in the last several years to increase service billing and service contract rates.

Cost of Product

For the six months ended March 31, 2006, cost of product increased $44.2 million, or 7.5%, to $629.8 million, as compared to $585.6 million for the six months ended March 31, 2005, as the impact of higher wholesale product cost was reduced by lower home heating oil volume of 19.0%. Average wholesale product cost for home heating oil increased by $0.4463 per gallon, or 33.0%, to an average of $1.7975 per gallon for the six months ended March 31, 2006, from an average of $1.3511 for the six months ended March 31, 2005.

Home heating oil per gallon margins for the six months ended March 31, 2006 increased by 13.9 cents per gallon, as compared to the six months ended March 31, 2005 due largely to an increase in the margin realized on price protected customers, an increase in the percentage of volume sold to higher margin residential variable customers, an increase on the home heating oil margins realized on new accounts, the loss of some of our less profitable accounts and our decision in the summer of fiscal 2005 and fiscal 2006 to maintain reasonable profit margins going forward in spite of competitors’ aggressive pricing tactics. During the renewal period for price-protected customers in fiscal 2004, which was a period of rising heating oil prices, a number of residential variable consumers migrated to price protection plans. This shift resulted in an increase in volume sold to residential price protected customers for the heating season of fiscal 2005. During the renewal period for price protected customers in fiscal 2005, a period with even higher average heating oil prices than the renewal period in fiscal 2004, a number of residential price protected customers elected variable pricing or failed to respond to our price protected programs, which resulted in a shift back to variable pricing. The percentage of home heating oil volume sold to residential variable price customers increased to 45.5% of total home heating oil volume sales for the six months ended March 31, 2006, as compared to 35.6% for the six months ended March 31, 2005. Accordingly, the percentage of home heating oil volume sold to residential price protected customers decreased to 38.7% for the six months ended March 31, 2006, as compared to 49.0% for the six months ended March 31, 2005. For the six months ended March 31, 2006, sales to commercial/industrial customers represented 15.7% of total home heating oil volume sales, as compared to 15.4% for the six months ended March 31, 2005.

Also contributing to the increase in home heating oil per gallon margins was the favorable market conditions experienced during the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005. During the three months ended December 31, 2004, home heating oil prices spiked by over 20 cents a gallon from the beginning of the period and contributed to margin compression experienced during the three months ended December 31, 2004. Conversely, during the three months ended December 31, 2005, home heating oil prices declined by over 30 cents from the beginning of the period, which contributed to the expansion of home heating oil margins during this period. During the summer of 2005, we experienced record wholesale prices for home heating oil due to the numerous hurricanes in Florida and the Gulf Coast. Subsequently, during the three months ended December 31, 2005, we were able to lag our variable selling prices as the wholesale cost of heating oil declined.

In addition, the six month comparison was favorably impacted by $2.9 million due to a delay in hedging the price of product for certain residential protected price customers during the six months ended March 31, 2005, as well as an additional $0.8 million associated with not hedging until December 2004 the price of product for certain residential price protected customers that were incorrectly coded as variable customers.

For the six months ended March 31, 2006, product gross profit increased by $2.5 million, as compared to the six months ended March 31, 2005, as the decline in home heating oil volume was more than offset by higher home heating oil per gallon margins.

Cost of Installations and Service

For the six months ended March 31, 2006, cost of installations, service and appliances decreased $3.4 million, or 3.1%, to $105.4 million, as compared to $108.7 million for the six months ended March 31, 2005. The 3.1% decrease in cost of installation and service was less than the 8.5% decrease in customers for the twelve months ended March 31, 2006 due to the fixed nature of these expenses. The net loss realized from service (including installations) improved by $4.2 million, from a $10.7 million loss for the six months ended March 31, 2005 to a $6.5 million loss for the six months ended March 31, 2006. When measured on a per gallon of home heating oil sold basis, the loss from service improved by 0.7 cents per gallon, from 2.8 cents per gallon for the six months ended March 31, 2005 to 2.1 cents for the six months ended March 31, 2006.

Delivery and Branch Expenses

For the six months ended March 31, 2006, delivery and branch expenses decreased $19.2 million, or 14.1%, to $116.9 million, as compared to $136.1 million for the six months ended March 31, 2005. This decrease was due to lower marketing expenses of $5.5 million, an estimated $9.4 million decrease in certain variable operating expenses directly associated with the 19.0% decline in home heating oil volume and $4.4 million received under our weather insurance policy which reduced operating expenses. On a cents per gallon basis (excluding the proceeds received from weather insurance), delivery and branch expenses increased 3.5 cents per gallon, or 10.0%, from 35.2 cents per gallon for the six months ended March 31, 2005 to 38.7 cents per gallon for the six months ended March 31, 2006.

Depreciation and Amortization

For the six months ended March 31, 2006, depreciation and amortization expenses declined by $1.7 million, or 9.6%, to $16.4 million, as compared to $18.1 million for the six months ended March 31, 2005 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

For the six months ended March 31, 2006, general and administrative expenses decreased by $16.0 million, or 55.5%, to $12.8 million, as compared to $28.8 million for the six months ended March 31, 2005. At the Partnership level, general and administrative expenses decreased by $11.0 million, from $16.9 million in the six months ended March 31, 2005, to $5.9 million in the six months ended March 31, 2006 due to the absence of bridge financing expenses of $7.5 which was incurred in the six months ended March 31, 2005 that were not incurred during the six months ended March 31, 2006, lower compensation expense attributable to staff reductions of $0.9 million, lower legal expenses of $2.8 million related to defending several purported class action lawsuits, lower first year Sarbanes-Oxley compliance cost of $1.6 million and $3.1 million in lower compensation expense related to a separation agreement recorded in the prior period with the former CEO. Offsetting these reductions was higher compensation expense of $2.1 million associated with unit appreciation rights, an increase in directors and officers liability insurance expense of $1.2 million and $1.3 million of legal and professional expenses relating to the Kestrel/recapitalization transaction. (In the six months ended March 31, 2005, the decline in the unit price for senior subordinated units resulted in reversing previously recorded expenses of $2.1 million.) At the heating oil segment, general and administrative expenses decreased by $5.0 million, or 42.2%, to $6.9 million for the six months ended March 31, 2006, from $11.9 million for the six months ended March 31, 2005 due to staff reductions of $ 0.9 million and lower fees and expenses totaling $3.4 million associated with certain amendments and waivers on our previous bank credit facility obtained during the first fiscal quarter of 2005, and a gain on the sale of certain assets for the six months ended March 31, 2006 of $0.4 million.

Goodwill Impairment Charge

During the second fiscal quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included our determination in February 2005 of significantly lower than expected operating results for the heating oil segment for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS 142 impairment review with the assistance of a third party valuation firm at February 28, 2005. This review resulted in a non-cash goodwill impairment charge of approximately $67.0 million, which reduced the carrying amount of goodwill of the heating oil segment. There was no goodwill impairment charge recorded during the six months ended March 31, 2006.

Operating Income (Loss)

For the six months ended March 31, 2006, operating income increased $110.6 million to $72.2 million, as compared to an operating loss of $38.4 million for the six months ended March 31, 2005. This increase was due to an increase in product gross profit margin of $2.5 million, improvements in net service and installation profitability of $4.2 million, lower delivery, branch and general and administrative expenses of $35.2 million, lower depreciation and amortization of $1.7 million, the non reoccurrence during the six months ended March 31, 2006, of a $67.0 million goodwill impairment charge recorded in the six months ended March 31, 2005.

Loss on Redemption of Debt

For the six months ended March 31, 2005, we recorded a $42.1 million loss on the early redemption of certain notes at the heating oil and propane segments in connection with the sale of the propane segment. The loss consists of cash premiums paid of $37.0 million for early redemption, the write-off of previously capitalized net deferred financing costs of $6.1 million and legal expenses of $0.7 million, reduced in part by a $1.7 million basis adjustment to the carrying value of long-term debt.

Interest expense

For the six months ended March 31, 2006, interest expense decreased $4.4 million, or 22.3%, to $15.5 million, as compared to $19.9 million for the six months ended March 31, 2005. This decrease resulted from a lower principal amount in total debt outstanding of approximately $154.8 million, which was offset in part by an increase in the Partnership’s weighted average interest rate from 8.6% during the six months ended March 31, 2005, to 10.0% for the six months ended March 31, 2006. On December 17, 2004, we sold the propane segment for $481.3 million. $311 million of the net proceeds was used to repurchase $182 million of senior secured notes, including accrued interest and prepayment premiums at the heating oil segment, $114 million of first mortgage notes including interest and prepayment premiums of the propane segment and $15.0 million was used to repay the outstanding balance and accrued interest of the propane segment’s working capital facility. The impact of the repayment of the propane segment’s debt instruments is reflected in discontinued operations. Working capital interest expense was also lower as a portion of the proceeds from the sale of the propane segment was used to fund working capital.

Interest Income

For the six months ended March 31, 2006, interest income increased by $0.3 million, or 19.0%, to $1.7 million, as compared to $1.4 million for the six months ended March 31, 2005.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2006, amortization of debt issuance costs was $1.3 million, unchanged from the six months ended March 31, 2005.

Income Tax Expense

Income tax expense for the six months ended March 31, 2006 was $0.7 million and represents certain state income and capital taxes. Income tax expense for the six months ended March 31, 2005 was $1.0 million.

Income (Loss) From Continuing Operations

For the six months ended March 31, 2006, income (loss) from continuing operations increased $157.7 million to $56.4 million, as compared to a loss of $101.3 million for the six months ended March 31, 2005. This increase was due to the $110.6 million increase in operating income, lower interest expense of $4.4 million, and higher interest income of $0.3 million. The six-month comparison was also favorably impacted by the $42.1 million loss on redemption of debt recorded in the six months ended March 31, 2005.

Income From Discontinued Operations

For the six months ended March 31, 2005 the discontinued propane segment, which was sold on December 17, 2004, generated a $4.6 million loss.

Gains On Sale of Segments

During the six months ended March 31, 2005, the purchase price for the TG&E segment was finalized and a positive adjustment of $0.7 million was recorded. During the three months ended March 31, 2005, the purchase price for the sale of the propane segment was finalized which resulted in an adjustment to the gain of $1.8 million and brings the total gain for the sale of the propane segment to $155.4 million. There were no additional gains on the sale of segments recorded during the six months ended March 31, 2006.

Cumulative Effect of Change in Accounting Principle

Effective October 1, 2005, we changed our method of accounting from the first-in, first-out method to the weighted average cost method for heating oil and other fuels. This change resulted in recording a charge of $0.3 million.

Net Income

For the six months ended March 31, 2006, net income increased by $5.7 million, to $56.1 million, as compared to $50.3 million in net income for the six months ended March 31, 2005, as an $157.4 million increase in income from continuing operations and a $4.6 million decline in the loss from discontinued operations in the 2006 first fiscal quarter was offset by the gains on the sale of discontinued operations recorded in the year ago period of $156.2 million.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For the six months ended March 31, 2006, EBITDA increased $150.9 million, to $88.6 million, as compared to an EBITDA loss of $62.3 million for the six months ended March 31, 2005. This increase was due to an increase in home heating oil gross profit of $2.5 million, an improvement in net service loss of $4.2 million, lower bridge and financing expenses of $10.9 million, a reduction in marketing expenses of $5.5 million, lower operating expenses of $9.4 million due to the reduction in home heating oil volume delivered, lower compensation expense of $3.1 million relating to the separation agreement recorded during the six months ended March 31, 2005 and $4.4 million in weather insurance proceeds. The six-month comparison was also favorably impacted by the non-reoccurrence during the six months ended March 31, 2006 of a $42.1 million loss on the redemption of debt and a $67.0 million goodwill impairment charge recorded in the six months ended March 31, 2005. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA is calculated for the six months ended March 31 as follows:

(in thousands)	Six Months Ended March 31,
	2005		2006
Income (loss) from continuing operations	$(101,267)		$56,431
Plus:
Income tax expense	1,000		690
Amortization of debt issuance costs	1,305		1,273
Interest expense, net	18,511		13,791
Depreciation and amortization	18,143		16,410

EBITDA	(62,308	)(a)	88,595

Add/(subtract)
Income tax expense	(1,000)		(690)
Interest expense, net	(18,511)		(13,791)
Unit compensation expense	(2,104)		—
Provision for losses on accounts receivable	4,407		4,459
Unrealized loss on derivative instruments	3,172		149
Loss on redemption of debt	42,082		—
(Gain) loss on sales of fixed assets, net	58		(451)
Goodwill impairment loss	67,000		—
Change in operating assets and liabilities	(210,609)		(158,521)

Net cash used in operating activities	$(177,813)		$(80,250)

(a)	Includes one-time expenses of $42.1 million related to early debt redemption.

Liquidity and Capital Resources

Our ability to satisfy our obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. See “Risk Factors.” Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at March 31, 2006 or a combination thereof. To the extent future capital requirements exceed cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility as discussed below and repaid from subsequent seasonal reductions in inventory and accounts receivable. See “Recapitalization.”

Operating Activities

For the six months ended March 31, 2006, net cash used in operating activities was $80.3 million, or $97.5 million lower than net cash used in operating activities of $177.8 million for the six months ended March 31, 2005 due largely to an increase in operating income of $43.6 million (before the non cash goodwill impairment charge of $67.0 million recorded in March 2005), and lower cash requirements to finance accounts receivable and inventory of $15.8 million and $29.4 million, respectively. During the six months ended March 31, 2006, the increase in accounts receivable was $128.6 million (which includes accounts receivable included in assets held for sale), or $14.3 million less than the comparable increase in accounts receivable at March 31, 2005 of $143.0 million, due principally to a decline in total sales for the three months ended March 31, 2006 of $16.2 million. Despite an increase in home heating oil average selling prices of 30.3%, days sales outstanding for accounts receivable decreased from 37 days at March 31, 2005 to 36 days at March 31, 2006. Generally, accounts receivable collections were favorably impacted by warmer temperatures, which mitigated the impact of the increase in selling prices. The decrease in inventory for the six months ended March 31, 2006 was $8.3 million or $29.4 million less than the increase for the six months ended March 31, 2005 of $21.1 million, as we reduced our quantity of home heating oil on hand at March 31, 2005 versus March 31, 2006 by 9.0 million gallons or $10.8 million and the quantity of inventory at the beginning of fiscal 2006 was greater than the level at the beginning of fiscal 2005, which also reduced the cash requirement to finance inventory during the six months ended March 31, 2006. Cash flow from operating activities was positively impacted by increasing the monthly budget payments for those customers participating in our budget payment plan and the warmer temperatures which reduced consumption and resulted in $6.7 million more in cash received (net of deliveries) as of March 31, 2006 when compared to March 31, 2005.

Investing Activities

During the six months ended March 31, 2006, we spent $3.0 million for fixed assets and received $1.3 million from the sale of certain fixed assets. Cash flow provided by investing activities was $469.2 million for the six months ended March 31, 2005, primarily due to the sale of the propane segment in December 2004.

Financing Activities

For the six months ended March 31, 2006, cash flows used in financing activities were $7.9 million, as we borrowed $46.3 million under our revolving credit facility, repaid $52.9 million previously borrowed under this facility, repaid long-term debt of $0.7 million and spent $0.6 million to amend our bank facility. Cash flows used in financing activities were $179.7 million for the six months ended March 31, 2005. During the six months ended March 31, 2005, $292.2 million of cash was provided from borrowings under our new revolving credit facility, which was used to repay $119.0 million borrowed under our previous credit agreement and $48.1 million borrowed under the new agreement. Also, during the six months ended March 31, 2005, we repaid $259.5 million in long-term debt, paid $37.7 million in debt prepayment premiums and expenses and paid $7.7 million in fees and expenses related to refinancing our bank credit facilities.

As a result of the above activity, cash decreased by $90.0 million, to $9.2 million as of March 31, 2006.

Financing and Sources of Liquidity

We had $267.4 million of long-term debt outstanding as of March 31, 2006 which includes $265 million in 10 1/4% notes due 2013. The following summarizes our long-term debt maturities occurring over the next five years as of March 31, 2006:

	(in millions)
2006	$0.1
2007	$—
2008	$—
2009	$—
2010	$—
Thereafter	$267.3	(a)

(a)	As a result of the recapitalization of the Partnership, this amount was reduced by approximately $92.1 million subsequent to March 31, 2006. (See Recapitalization). The closing of the recapitalization was deemed to be a “change of control” under the existing indenture for the remaining $7.6 million in face amount of existing notes that were not repurchased, converted into common units or exchanged for new notes in connection with the recapitalization. Consequently, we are required to make an offer to repurchase such existing notes at a purchase price equal to 101% of their face value within 30 days following the closing of the recapitalization.

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

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of March 31, 2006, availability was $159.8 million and the fixed charge coverage ratio (as defined in the credit agreement) was 1.2 to 1.0. In April 2006, we completed our recapitalization of Star Gas Partners. As part of that recapitalization, we used approximately $18.8 million to repay debt and fund transaction expenses. As a result, availability as of March 31, 2006, on a pro-forma basis would have been $141.0 million. As of March 31, 2006, $54.4 million in letters of credit had been issued, primarily for current and future insurance reserves. For the balance of fiscal 2006, we expect to issue an additional $1.5 million in letters of credit in connection with our insurance program.

We enter into various hedging arrangements to manage the majority of our exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to our protected price customers. To a certain extent, availability must be set aside to respond to the volatile home heating oil markets. Futures contracts are marked to market on a daily basis and require an initial cash margin deposit and potentially require a daily adjustment to such cash deposit (maintenance margin). For example, assuming 100 million gallons, a 30-cent per gallon decline in the market value of these hedged instruments (as we experienced from September 2005 to October 2005) would create an additional cash margin requirement of approximately $30.0 million (while a 30 cent per gallon increase in market value would provide $30.0 million in available margin). In this example, availability in the short-term is reduced, as we fund the margin call. This availability reduction should be temporary, as we should be able to purchase product at a later date for 30 cents a gallon less than the anticipated strike price when the agreement with the price-protected customer was entered into. In addition, a spike in wholesale heating oil prices could also reduce availability, as we must finance a portion of our inventory and accounts receivable with internally generated cash as the net advance for eligible accounts receivable is 85% and 40% to 80% of eligible inventory. Availability includes our ability to borrow up to $35 million against fixed assets and customer lists, which is reduced by $7.0 million each year over the life of the agreement. As of March 31, 2006, the amount included in the borrowing base for fixed assets and customer lists was $28.0 million.

Prior to October 18, 2004, we were generally able to obtain trade credit from home heating oil suppliers of two to three business days. Since October 18, 2004, we must now prepay for our heating oil supply by at least two days. The loss of trade credit has reduced availability.

As of March 31, 2006, our accounts receivable balance net of allowances totaled $212.0 million (which excludes accounts receivable included in assets held for sale), and represents an increase of $122.3 million when compared to the balance as of September 30, 2005 of $89.7 million. Our ability to collect these receivables over the upcoming months will impact our borrowing base availability, as the borrowing base, which is used to measure availability, does not include accounts receivable over 60 days past due. At March 31, 2006, accounts receivable over 60 days past due were approximately $13.5 million compared to $10.8 million as of March 31, 2005, or an increase of $2.7 million. A component of accounts receivable at March 31, 2006 represent amounts due from customers under a budget payment plan, which permits a customer to pay for their annual consumption ratably over the year. As of March 31, 2006, the aggregate amount due from budget customers over 60 days past due whose billings exceeded their payments was $2.9 million, compared to $1.8 million at March 31, 2005. This increase of $1.1 million is due principally to the increase in the per-gallon selling price of home heating oil. In addition, we have $5.8 million of accounts receivable over 60 days past due at March 31, 2006 for certain commercial accounts, compared to $6.3 million at March 31, 2005.

For the majority of our fiscal year, the amount of cash received from customers with a budget payment plan is greater than actual billings. This amount is reflected on the balance sheet under the caption “customer credit balances.” At March 31, 2006, customer credit balances aggregated $26.1 million. Generally, customer credit balances are at their low point after the end of the heating season and peak prior to the beginning of the heating season. At March 31, 2005, customer credit balances were $20.5 million. During the non-heating season, cash is provided from customer credit balances to fund operating activities. If net receipts from budget customers are reduced, cash availability in the non-heating season would be reduced and we would need to borrow under the revolving credit facility to fund operations.

Before August 2007, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures are estimated to be approximately $3.5 million, excluding the capital requirements for environmental compliance.

There will be no mandatory distributions of available cash by us through the fiscal quarter ending September 30, 2008. Beginning October 1, 2008, minimum quarterly distributions will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis). If the Partnership elects to commence making distributions of available cash before October 1, 2008, minimum quarterly distributions will begin to accrue at such earlier date. Thereafter, in general, we intend to distribute to our partners on a quarterly basis, all of our available cash, if any, in the manner described below. “Available cash” generally means, for any of our fiscal quarters, all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partners to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments or other agreements; or

•	provide funds for distributions to the common unitholders during the next four quarters, in some circumstances.

Available cash will generally be distributed as follows:

•	first, 100% to the common units, pro rata, until we distribute to each common unit the minimum quarterly distribution of $0.0675;

•	second, 100% to the common units, pro rata, until we distribute to each common unit any arrearages in payment of the minimum quarterly distribution on the common units for prior quarters;

•	third, 100% to the general partner units, pro rata, until we distribute to each general partner unit the minimum quarterly distribution of $0.0675;

•	fourth, 90% to the common units, pro rata, and 10% to the general partner units, pro rata, until we distribute to each common unit the first target distribution of $0.1125; and

•	thereafter, 80% to the common units, pro rata, and 20% to the general partner units, pro rata.

The revolving credit facility and the indenture for the new notes both impose certain restrictions on our ability to pay distributions to unitholders.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facility due to the fact that we are subject to variable interest rates. We utilized these borrowings to meet our working capital needs and also to fund the short-term needs of our acquisition program.

At March 31, 2006, we did not have any outstanding borrowings under our bank credit facility.

We selectively uses derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. We do not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price, we would pay for the product being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2006, the potential gain on our hedging activity would be to increase the fair value of these outstanding derivatives by $5.8 million to a fair value of $9.1 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair value of these outstanding derivatives by $5.6 million to a fair value of $(2.3) million.

Item 4.

CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The general partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership is accumulated and communicated to the appropriate management, including the principle executive and financial officers, on a basis that permits timely decisions regarding timely disclosure. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Partnership’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’ heating oil segment’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil segment; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 or PSLRA, and the Federal Rules of Civil Procedure. Plaintiffs filed their response to defendants’ motions to dismiss on or about November 23, 2005 and defendants filed their reply briefs on December 20, 2005. The motion is now pending decision by the Court. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity

Item 1A.

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

Recent dynamics of the heating oil industry have adversely impacted working capital requirements, principally as follows:

•	High selling prices require additional borrowing to finance accounts receivable; however, we may borrow only approximately 85% against eligible accounts receivable and 40% to 80% of eligible inventory. In addition we may borrow up to $35 million against fixed assets and customer lists, which is reduced by $7.0 million each year over the life of the credit agreement. As of March 31, 2006, the amount included in the borrowing base for fixed assets and customer lists was $28.0 million.

•	At present, suppliers are not providing credit terms to us, requiring us to pay in advance for product. Historically, we have enjoyed, on average, two-to three-day credit terms providing additional credit support during the heating season.

•	Due to our current credit position, our ability to execute certain hedging strategies has been curtailed, which we anticipate will require us to purchase a greater proportion of New York Mercantile Exchange (“Nymex”) futures contracts to implement our hedging strategy than we have in the past. These contracts require an initial margin at the time of purchase and we are required to fund maintenance margins based on daily market adjustments should the market price of home heating oil decrease. The payment of these margins, if required, may be well in advance of settlement and will have an adverse impact on liquidity.

•	In addition to the foregoing, there is a risk that accounts receivable collection experience may not equal that of prior periods since customers are owing larger amounts which could be outstanding for longer periods of time.

If our credit requirements should exceed the amounts available under our revolving credit facility or should we fail to maintain the required availability, we would not have sufficient working capital to operate our business, which could have a material adverse effect on our financial condition and results of operations.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. (see Recapitalization)

On a pro-forma basis, after giving effect to the recapitalization and the offer to repurchase $7.6 million in notes under the change in control provision, we would have had total debt, exclusive of our working capital facility, of approximately $166.7 million as of March 31, 2006. Our substantial indebtedness and other financial obligations could:

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

The retail home heating oil industry is a “margin-based” business in which gross profit depends on the excess of retail sales prices over supply costs. Consequently, our profitability is sensitive to changes in the wholesale price of home heating oil caused by changes in supply or other market conditions. These factors are beyond our control and thus, when there are sudden and sharp increases in the wholesale cost of home heating oil, we may not be able to pass on these increases to customers through increased retail sales prices. As of March 31, 2006, the wholesale cost of home heating oil, as measured by the closing price on the New York Mercantile Exchange (“Nymex”), had increased by 12.1% to $1.86 per gallon from $1.66 per gallon as of March 31, 2005. During fiscal 2005, per gallon wholesale home heating oil prices peaked at $2.18 on September 1, 2005. Wholesale price increases could reduce our gross profits and could, if continuing over an extended period of time, reduce demand by encouraging conservation or conversion to alternative energy sources. In an effort to retain existing accounts and attract new customers, we may offer discounts, which will impact the net per gallon gross margin realized.

A significant portion of our home heating oil volume is sold to price-protected customers and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under an agreement pre-establishing the maximum sales price or a fixed price of home heating oil over a 12-month period. For the fiscal year ended September 30, 2005 and the six months ended March 31, 2006, approximately 48% and 39%, respectively, of our retail home heating oil volume sales were under a price-protected plan. The price at which home heating oil is sold to these price protected customers is generally renegotiated prior to the beginning of the heating season of each year based on current market conditions. We currently purchase futures contracts, swaps and option contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers that have agreements in place in advance and at a fixed or maximum cost per gallon. We purchase these positions when a price-protected customer renews his purchase commitment for the next 12 months. We utilize various hedging strategies in order to “lock in” the per gallon margin for price protected customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage be less than the hedged volume we may have excess inventory on hand at unfavorable costs.

If we do not make acquisitions on economically acceptable terms, our future financial performance will be limited.

The home heating oil industry is not a growth industry because new housing generally does not use oil heat and increased competition exists from alternative energy sources. A significant portion of our growth in the past decade has been directly tied to our acquisition program. Accordingly, future financial performance will depend on our ability to make acquisitions at attractive prices. We cannot assure that we will be able to identify attractive acquisition candidates in the home heating oil industry in the future or that we will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect home heating oil operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our revolving credit facility, the heating oil segment was restricted from making any acquisitions through June 17, 2005 and thereafter individual acquisitions may not exceed $10 million or an aggregate of $25 million in any fiscal year. In addition, the heating oil segment is restricted from making any acquisition unless availability (essentially borrowing base availability less borrowings) would be at least $40 million, on a pro forma basis, during the last 12-month period ending on the date of such acquisition. These restrictions severely limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

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

We self-insure a portion of workers’ compensation, automobile and general liability claims. We establish reserves based upon expectations as to what our ultimate liability will be for these claims using developmental factors based upon historical claim experience. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of March 31, 2006, we had approximately $36.2 million of insurance reserves and had issued $43.6 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on our results of operations.

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

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’ heating oil segment’s business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins in its heating oil segment; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 or PSLRA, and the Federal Rules of Civil Procedure. Plaintiffs filed their response to defendants’ motions to dismiss on or about November 23, 2005 and defendants filed their reply briefs on December 20, 2005. The motion is now pending decision by the Court. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

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

In our acquisition of Meenan Oil Co. L.P., or “Meenan,” in August 2001, we assumed all of Meenan’s environmental liabilities, including those related to the cleanup of contaminated properties, in consideration of a reduction of the purchase price of $2.7 million. Subsequent to closing, we established an additional reserve of $2.3 million to cover potential costs associated with remediating known environmental liabilities, bringing the total reserve to $5.0 million. To date, remediation expenses against this reserve have totaled $[3.3] million. While we believe this reserve is adequate, it is possible that the extent of the contamination at issue or the expense of addressing it could exceed our estimates and thus the costs of remediating these known liabilities could materially exceed the amount reserved.

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

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates, on the one hand, and the Partnership or any of the limited partners, on the other hand. As a result of these conflicts the general partner may favor its own interests and those of its affiliates over the interests of the unitholders. The nature of these conflicts is ongoing and includes the following considerations:

•	The general partner’s affiliates are not prohibited from engaging in other business or activities, including direct competition with us.

•	The general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and reserves, each of which can impact the amount of cash, if any, available for distribution to unitholders, and available to pay principal and interest on debt.

•	The general partner controls the enforcement of obligations owed to the Partnership by the general partner.

•	The general partner decides whether to retain separate counsel, or others to perform services for the Partnership.

•	In some instances the general partner may borrow funds in order to permit the payment of distributions to unitholders.

•	The general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders for actions that might, without limitations, constitute breaches of fiduciary duty. Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.

•	The general partner is allowed to take into account the interests of parties in addition to the Partnership in resolving conflicts of interest, thereby limiting its fiduciary duty to the unitholders.

•	The general partner determines whether to issue additional units or other securities of the Partnership.

•	The general partner determines which costs are reimbursable by us.

•

Some officers of the general partner, who provide services to us, may also devote significant time to the businesses of the general partner’s affiliates and will be compensated by these affiliates for the services rendered to them. Paul Vermylen, who, effective April 28, 2006 is Chairman of Kestrel Heat (the successor general partner—see Recapitalization), serves as President of Kestrel Energy Partners. Kestrel Energy Partners is a private equity partnership that makes investments in energy-related projects.

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

There will be no mandatory distributions of available cash by us through the fiscal quarter ending September 30, 2008. Thereafter distributions on the common units are dependent on the amount of cash generated, distributions may fluctuate based on our performance. The actual amount of cash that is available will depend upon numerous factors, including:

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

The revolving credit facility and the indenture for the new notes both impose certain restrictions on our ability to pay distributions to unitholders. See Recapitalization.

Item 6.

EXHIBITS

Exhibits Included Within:

3.1	Amended and Restated Certificate of Limited Partnership.

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

31.3	Rule 13a-14(a) Certification.

31.4	Rule 13a-14(a) Certification.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Kestrel Heat LLC, as General Partner

Signature	Title	Date
/S/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer Kestrel Heat LLC (Principal Financial Officer)	May 9, 2006

Star Gas Finance Company

(Registrant)

Signature	Title	Date
/S/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer (Principal Financial Officer)	May 9, 2006