Form 10-K
period 2006-09-30
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2007-01-17
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on March 31, 2006 was approximately $89,627,000. As of December 14, 2006, the registrants had units and shares outstanding for each of the issuers’ classes of common stock as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions, on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to effect strategic acquisitions or redeploy assets, the impact of litigation, the continuing impact of the business process redesign project and our ability to address issues related to that project, our ability to contract for our future supply needs, natural gas conversions, future union relations and outcome of current and future union negotiations, the impact of current and future environmental, health, and safety regulations, customer credit worthiness, and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy.” Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Structure

Star Gas Partners, L.P. (“Star Gas Partners”, the “Partnership”, “we,” “us” or “our”) is a home heating oil distributor and services provider. Star Gas Partners is a master limited partnership, which at September 30, 2006 had outstanding 75.8 million common units (NYSE: “SGU” representing an 99.6% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing an 0.4% general partner interest in Star Gas Partners).

The Partnership is organized as follows:

•	The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership’s heating oil operations are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is a wholly-owned subsidiary of Star/Petro, Inc. (“Star/Petro”), which is a wholly-owned subsidiary of the Partnership.

•	Star Gas Finance Company is a wholly owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $172.8 million 10 1/4% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including intercompany interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.star-gas.com/Edgar.cfm. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005.

Recapitalization

Effective as of April 28, 2006, the Partnership completed its recapitalization pursuant to the terms of a unit purchase agreement dated as of December 5, 2005, as amended, by and among, the Partnership, Star Gas LLC (the former general partner), Kestrel and its wholly-owned subsidiaries, Kestrel Heat (the new general partner) and KM2, LLC, a Delaware limited liability company (“M2”). (See Note 3 – Recapitalization to the Consolidated Financial Statements)

Business Overview

As of September 30, 2006 we serviced approximately 430,000 home heating oil customers from locations in the Northeast and Mid-Atlantic regions. We believe we are the largest retail distributor of home heating oil in the United States. In addition to selling home heating oil, we install, maintain and repair heating and air conditioning equipment. To a limited extent, we also market other petroleum products including diesel fuel and gasoline to approximately 10,000 commercial customers. During fiscal 2006, total sales were comprised of approximately 75% from sales of home heating oil; 15% from the installation and repair of heating equipment; and 10% from the sale of other petroleum products. We provide home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our heating oil business, and are intended to maximize customer satisfaction and loyalty.

In fiscal 2006, sales to residential customers represented 85% of the retail heating oil gallons sold and 92% of heating oil gross profits.

We have operations and markets in the following states:

Connecticut	Massachusetts	New York	Rhode Island
Fairfield	Suffolk	Dutchess	Providence
New Haven	Norfolk	Ulster	Kent
Middlesex	Essex	Orange	Washington
Litchfield	Bristol	Westchester	Newport
Hartford	Middlesex	Putnam	Bristol
	Barnstable	Nassau
Maryland	Plymouth	Suffolk	Virginia
Baltimore	Worcester	Queens	Loudoun
Harford		Kings	Prince William
Cecil	New Jersey	Richmond	Fauquier
Anne Arundel	Salem	New York	Stafford
Carroll	Gloucester		Arlington
Howard	Camden	Pennsylvania	Fairfax
Montgomery	Burlington	Philadelphia
Prince George’s	Ocean	Bucks	Washington, D.C.
Calvert	Monmouth	Montgomery
Charles	Somerset	Chester
Frederick	Middlesex	Lehigh
	Mercer	Northampton
	Hunterdon	Berks
	Union	Monroe
	Hudson	Dauphin
	Bergen	Cumberland
	Essex	York
Passaic
Sussex
Morris
Warren

Industry Characteristics

Home heating oil is primarily used as a source of fuel to heat residences and businesses in the New England and Mid-Atlantic regions. According to the U.S. Department of Energy—Energy Information Administration, 2001 Residential Energy Consumption Survey (the latest survey published), these regions account for 77% of the households in the United States where heating oil is the main space-heating fuel and 31% of the homes in these regions use home heating oil as their main space-heating fuel. In recent years, as the price of home heating oil increased, customers have tended to increase their conservation efforts, which has decreased their consumption of home heating oil. Weather conditions have a significant impact on demand for home heating oil as we have seen in fiscal 2006 and fiscal 2002 when temperatures were significantly warmer than normal for the areas in which we sell home heating oil.

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas. We have lost an average of 1.0% of our customers per year over the last five years due to conversions to natural gas. Therefore, our ability to grow within the industry is dependent on the acquisition of other retail distributors as well as the success of our marketing programs designed to attract and retain customers to help offset customer losses. It is common practice in the home heating oil distribution industry to price products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their margins by passing wholesale price increases through to customers, thus insulating themselves from the volatility in wholesale heating oil prices. However, during periods of significant volatility in wholesale prices, which occurred over the last three fiscal years, distributors may be unable or unwilling to pass the entire product cost increases through to customers. In these cases, significant decreases in per gallon margins may result. The timing of cost pass-throughs can also significantly affect margins. The retail home heating oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Some dealers provide full service, like ourselves, and others offer delivery only on a cash on delivery basis. The industry is becoming more complex and costly due to increasing regulations, working capital requirements and the need to hedge. We purchase derivative instruments (futures, options and swaps) in order to hedge a substantial majority of the heating oil volume we expect to sell to protected-price customers that have renewed their price plans, mitigating our exposure to changing commodity prices.

Business Initiatives and Strategy

Prior to the fiscal 2004 winter heating season, we attempted to develop a competitive advantage in customer service through a business process redesign project and, as part of that effort, centralized our heating equipment service and oil dispatch functions and engaged a centralized customer care center to fulfill our telephone requirements for a majority of our home heating oil customers. We experienced difficulties in advancing this initiative, which adversely impacted the customer base in fiscal years 2004, 2005 and 2006.

We believe we have identified the problems associated with the past centralization efforts and continue to address these issues. Our goal is to reestablish a more traditional customer service model in which the majority of the customer service calls will be handled locally in each district with minimal reliance on a centralized call center. We initiated this change with a test in several districts to measure the impact on retention of customers as well as to get a better understanding of what our local needs would be. Based on the results of these tests, we have begun to move forward more aggressively with our return to a more localized customer service model.

Going forward, our strategy is to increase unit-holder value through (i) reduced net customer attrition, (ii) operational efficiencies and productivity improvements, and (iii) increased market share through the acquisition of other heating oil distributors or the possible expansion into other energy or petroleum-related businesses.

Customers and Pricing

Our home heating oil customer base is comprised of residential customers (95%) and commercial customers (5%). Our residential customer receives small deliveries on average of 170 gallons per delivery and our commercial accounts receive larger deliveries on average of 425 gallons. Typically, we make four to six deliveries per customer per year. Deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Currently, 96% of our deliveries are scheduled automatically and 4 % of our home heating oil customer base call from time to time to schedule a delivery. Our practice is to bill customers promptly after delivery. We also offer a budget payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments and 30% of our residential home heating oil customers have elected this option.

We offer several pricing alternatives to our customers. Our variable pricing program allows the price to float with the home heating oil market and generally move up or down in response to market changes and other factors. In addition, we offer price protection programs, which establish a fixed or a maximum per gallon price that the customer would pay over the following 12-month period. At September 30, 2006, 41 % of our total home heating oil customer base had a price protection plan as compared to 38 % at September 30. 2005.

Sales to residential customers ordinarily generate higher margins than sales to commercial customers. Due to the greater price sensitivity of residential protected price customers, the per gallon margins realized from these customers generally are less than variable priced residential customers. Per gallon gross profit margins can also vary by geographic region. Accordingly, per gallon gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Customer Attrition

Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of net customer attrition. Gross customer losses are the result of a number of factors, including price competition, move outs, service issues and credit losses. When a customer moves out of an existing home we count the “move out” as a loss and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

For fiscal 2006, we lost 29,600 accounts (net) or 6.6% of our home heating oil customer base, as compared to fiscal 2005 in which we lost 35,100 accounts (net) or 7.1% of our home heating oil customer base. In fiscal 2004, we lost 33,100 accounts (net) or 6.4% of our home heating oil customer base. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition)

Suppliers and Supply Arrangements

We purchase home heating oil for delivery in either barge, pipeline or truckload quantities, and have contracts with approximately 100 terminals for the right to temporarily store heating oil at facilities we do not own. Purchases are made under supply contracts or on the spot market. We enter into market price based contracts for a majority of our home heating oil requirements. During fiscal 2006, Sunoco Inc., NIC Holding Corp., and Global Companies provided 21.4%, 16.8% and 12.3% respectively, of our product purchases. Aside from these three suppliers, no single supplier provided more than 10% of our product supply during fiscal 2006. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities. In all cases, the supply contracts do not establish in advance the price of fuel oil. This price is based upon a published market index price at the time of delivery plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our protected price customers, physical inventory on hand, inventory in transit and purchase commitments. At September 30, 2006 we had outstanding derivative instruments with the following banks or brokers: Wachovia Bank, NA, Fimat, BP North America Petroleum, Cargill, LaSalle Bank, NA, Morgan Stanley, JPMorgan Chase Bank, NA, Societe Generale, Citibank, N.A., and Bank of America, N.A.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and SFAS 133 documentation requirements are met, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. Currently, none of our derivative instruments qualify for hedge accounting treatment because we have not met the documentation requirements of SFAS 133. Therefore, we could experience great volatility in earnings as these currently outstanding derivative instruments are marked to market. While we largely expect our realized derivative gains and losses to be offset by increases or decreases in the value of our physical purchases, we will experience volatility in reported earnings due to the recording of unrealized gains and losses on our derivative instruments that do not qualify for hedge accounting for the periods in which we hold such derivative instruments prior to their maturity. The Partnership is currently evaluating whether to elect hedge accounting for future periods.

Home Heating Oil Price Volatility

The wholesale price of home heating oil has been extremely volatile over the last three fiscal years and has resulted in increased consumer price sensitivity to heating costs and increased net customer attrition. Like any other market commodity, the price of home heating oil is generally set by various economic and geopolitical forces. Rapid global economic expansion is fueling an ever-increasing demand for oil. The price of home heating oil is closely linked to the price refiners pay for crude oil which is the principal cost component of home heating oil. Crude oil is bought and sold in the international marketplace and as such is significantly affected by the economic forces of worldwide supply and demand. The volatility in home heating oil wholesale cost, as measured by the New York Mercantile Exchange (“Nymex”) for fiscal 2006, 2005 and 2004 by quarter, is illustrated by the following chart:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Low	High	Low	High	Low	High
Quarter Ended
December 31	$1.6097	$2.0809	$1.2108	$1.5944	$0.7728	$0.9642
March 31	1.6075	1.8843	1.1922	1.6576	0.8645	1.0384
June 30	1.8558	2.0964	1.3508	1.6761	0.8472	1.0641
September 30	1.6472	2.1435	1.5609	2.1985	1.0606	1.3917

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

Most of our branch locations compete with several distributors, primarily on the basis of reliability of service, price, and response to customer needs. Each branch location operates in its own competitive environment.

Seasonality

Our fiscal year ends on September 30. All references to quarters and years in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume in the first quarter and 45% of our volume in the second quarter of each fiscal year, the peak heating season. We generally realize net income the first and second fiscal quarters and net losses during the third and fourth fiscal quarter.

Acquisitions

We made no acquisitions in fiscal 2006 and 2005. In fiscal 2004, we completed the purchase of three retail heating oil dealers for an aggregate cost of $3.5 million. Under the terms of our revolving credit facility, there are limitations on the size of individual acquisitions and an annual limitation on total acquisitions. There are also certain financial tests that must be satisfied before an acquisition can be consummated.

Employees

As of September 30, 2006, we had 2,610 employees, of whom 736 were office, clerical and customer service personnel; 935 were heating equipment repairmen; 365 were oil truck drivers and mechanics; 385 were management and 189 were employed in sales. Of these employees 1,100 are represented by 20 different local chapters of labor unions. Some of these unions have union administered pension plans that have significant unfunded liabilities, a portion of which could be assessed to us should we withdraw from these plans. In addition, approximately 400 seasonal employees are rehired annually to support the requirements of the heating season. We are currently involved in one union negotiation. We believe that our relations with both our union and non-union employees are generally satisfactory.

Government Regulations

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Heating oils and certain automotive waste products generated by the Partnership’s fleet are hazardous substances within the meaning of CERCLA. These laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. The Partnership is currently a named “potentially responsible party” in one CERCLA civil enforcement action. This action is in its early stages of litigation with preliminary discovery activities taking place. We do not believe that this action will have a material impact on our financial condition or results of operations.

With respect to the transportation of distillates and gasoline by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation or similar state agencies. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable safety regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations.

Trademarks and Service Marks

We market our products and services under various trademarks, which we own. They include marks such as Petro and Meenan. We believe that the Petro, Meenan and other trademarks and service marks are an important part of our ability to attract new customers and to effectively maintain and service our customer base.

ITEM 1A.	RISK FACTORS

An investment in the Partnership involves a high degree of risk. Security holders and Investors should carefully review the following risk factors.

Unitholders May Have to Report Income for Federal Income Tax Purposes on Their Investment in the Partnership Without Receiving Any Cash Distributions From Us.

Star Gas Partners is a master limited partnership and thus not subject to federal income taxes. Instead, our unitholders are required to report for federal income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make cash distributions. We expect that an investor will be allocated taxable income (mostly dividend and interest income) regardless of whether a cash distribution has been paid. There will be no mandatory distributions of available cash by us to unitholders through the fiscal quarter ending September 30, 2008.

Our corporate subsidiary Star/Petro Inc. and its subsidiaries (“Star/Petro”) are subject to federal and state income taxes. See the following risk factor regarding net operating loss availability.

A change in ownership for Star Gas Partners may result in the limitation of the potential utilization of net operating loss carryforwards by our corporate subsidiary and our ability to pay cash distributions.

If Star Gas Partners were to experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, its corporate subsidiary, Star/Petro may be materially restricted in the potential utilization of its net operating loss carryforwards to offset future taxable income. A restriction on Star/Petro’s ability to use its net operating loss carryforwards to reduce its federal taxable income would reduce the amount of cash Star/Petro has available to make distributions to the Partnership, which would consequently reduce the amount of cash the Partnership has available to make distributions to its unitholders. As of September 30, 2006 Star/Petro had a total federal net operating loss carryforward of $162.7 million, of which approximately $47.9 million were limited as a result of prior transactions.

The continuation of high wholesale energy costs may adversely affect our liquidity.

Recent dynamics of the heating oil industry have increased working capital requirements, principally because high selling prices require additional borrowing to finance accounts receivable and inventory. Under our revolving credit facility, as amended, we may borrow up to $260 million, which increases to $310 million during the peak winter months from December through March of each year, (subject to borrowing base limitations and a coverage ratio) for working capital purposes subject to maintaining availability (as defined in the credit agreement) of $25 million or a fixed charge coverage ratio of not less than 1.1 to 1.0.

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

We had total debt, exclusive of our working capital facility, of approximately $174 million as of September 30, 2006. Our substantial indebtedness and other financial obligations could:

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

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all.

Since weather conditions may adversely affect the demand for home heating oil, our financial condition is vulnerable to warm winters.

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil historically have represented approximately 75% to 80% of our annual home heating oil volume. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. For example, in fiscal 2002 and fiscal 2006, temperatures were significantly warmer than normal for the areas in which we sell home heating oil, which adversely affected the amount of net income and EBITDA that we generated during these periods. In fiscal 2002, temperatures in our areas of operation were an average of 18.4% warmer than in fiscal 2001 and 18.0% warmer than normal. In fiscal 2006, temperatures in our areas of operation were an average of 11.0% warmer than in fiscal 2005 and 10.4% warmer than normal. For fiscal 2007, we have purchased $12.5 million in weather insurance to help minimize the adverse effect of weather volatility on our cash flows. The policy covers the period from November 1, 2006 to February 28, 2007 taken as a whole. However, there can be no assurance that this insurance will be adequate to protect us from adverse effects of weather conditions.

Our operating results will be adversely affected if we continue to experience significant net attrition in our home heating oil customer base.

Our net attrition rate of home heating oil customers for fiscal 2006, 2005 and 2004 was approximately 6.6%, 7.1% and 6.4%, respectively. This rate represents the net of our annual gross customer losses after gross customer gains. For fiscal 2006, 2005 and 2004 we had gross customer losses of 19.6%, 20% and 19.5%, respectively, which were partially offset by gross customer gains during these periods of 13%, 12.9% and 13.1%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to acquire a new customer and the higher attrition rate associated with new customers. Customer losses are the result of various factors, including but not limited to:

•	price competition;

•	customer relocations;

•	credit problems; and

•	quality of service issues, including those related to our centralized call center.

The continuing unprecedented rise and volatility in the price of heating oil has intensified price competition and added to our difficulty in reducing net customer attrition. We believe our attrition rate has risen not only because of increased price competition related to the rise in oil prices but also because of operational problems.

High net customer attrition rates may continue through fiscal 2007 and perhaps beyond and even to the extent the rate of attrition can be halted, attrition from prior fiscal years will adversely impact net income in the future.

For additional information about customer attrition, See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition.”

Sudden and sharp oil price increases that cannot be passed on to customers may adversely affect our operating results.

The retail home heating oil industry is a “margin-based” business in which gross profit depends on the excess of retail sales prices over supply costs. Consequently, our profitability is sensitive to changes in the wholesale price of home heating oil caused by changes in supply or other market conditions. These factors are beyond our control and thus, when there are sudden and sharp increases in the wholesale cost of home heating oil, we may not be able to pass on these increases to customers through increased retail sales prices. Wholesale price increases could reduce our gross profits and could, if continuing over an extended period of time reduce demand by encouraging conservation or conversion to alternative energy sources. In an effort to retain existing accounts and attract new customers, we may offer discounts, which will impact the net per gallon gross margin realized.

A significant portion of our home heating oil volume is sold to price-protected customers and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under an agreement pre-establishing the maximum sales price or a fixed price of home heating oil over a 12-month period. For the fiscal years ended September 30, 2006 and 2005, approximately 38% and 48%, respectively, of the total home heating oil volume sold was under a price-protected plan. We currently purchase futures contracts, swaps and option contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers when the customer renews his purchase commitment for the next 12 months. We generally get a signed agreement or a voice recording from these price-protected customers acknowledging the fixed or maximum price per gallon. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage be less than the hedged volume we may have excess inventory on hand at unfavorable costs. Currently, none of our derivative instruments qualify for hedge accounting treatment. Therefore, to the extent we continue to have derivative instruments that do not qualify for hedge accounting treatment, we could experience great volatility in earnings as these currently outstanding derivative contracts are marked to market. The Partnership is currently evaluating whether to elect hedge accounting for future periods.

If we do not make acquisitions on economically acceptable terms, our future growth will be limited.

The home heating oil industry is not a growth industry because new housing generally does not use oil heat and increased competition exists from alternative energy sources. Accordingly, future growth will depend on our ability to make acquisitions at attractive prices. We cannot assure that we will be able to identify attractive acquisition candidates in the home heating oil sector in the future or that we will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect home heating oil operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our revolving credit facility, we are restricted from making any individual acquisition in excess of $10.0 million and in any fiscal year may not exceed an aggregate of $25 million, unless waived. In addition, the Partnership is restricted from making any acquisition unless availability (essentially borrowing base availability less borrowings) would be at least $40 million, on a pro forma basis, during the last 12-month period ending on the date of such acquisition. These restrictions may limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

•	an increase in our indebtedness;

•	an increase in our working capital requirements

•	our inability to integrate the operations of the acquired business;

•	our inability to successfully expand our operations into new territories;

•	the diversion of management’s attention from other business concerns;

•	an excess of customer loss or loss of key employees from the acquired business; and

•	the assumption of additional liabilities including environmental liabilities

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

If our home heating oil business is unable to compete effectively, we may lose existing customers or fail to acquire new customers, which would have a material adverse effect on our results of operations and financial condition.

We can make no assurances that we will be able to compete successfully. If competitors continue to increase market share by reducing their prices, as we believe occurred recently, our operating results and financial condition could be materially and adversely affected. We also compete for customers with suppliers of alternative energy products, principally natural gas. We face competition from electricity and natural gas. Over the past five years, customer conversions from heating oil to natural gas have averaged approximately 1% per year.

The continuing unprecedented rise in the price of heating oil has intensified price competition, and added to our difficulty in reducing customer attrition as consumers become more price sensitive.

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

We self-insure a portion of workers’ compensation, automobile and general liability claims. We establish reserves based upon expectations as to what our ultimate liability will be for these claims using our historical developmental factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2006, we had approximately $38.8 million of insurance reserves and had issued $47.8 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on our results of operations.

We are the subject of a number of class action lawsuits alleging violation of the federal securities laws, which if decided adversely, could have a material adverse effect on our financial condition.

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et.al., No. 3:04-cv-01766-IBA, et.al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court. The class actions were consolidated into one consolidated amended complaint.

On September 23, 2005, defendants filed motions to dismiss the consolidated amended complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), and the Federal Rules of Civil Procedure. On August 21, 2006, the court issued its rulings on defendants’ motions to dismiss, granting the motions and dismissing the consolidated amended complaint in its entirety. On August 23, 2006, the court entered a judgment of dismissal. On September 7, 2006, the plaintiffs moved for reconsideration and to alter and reopen the court’s August 23, 2006 judgment of dismissal and for leave to file a second consolidated amended complaint. On October 20, 2006, defendants filed their memorandum of law in opposition to the plaintiffs’ motion. Plaintiffs filed their reply brief on or about November 20, 2006. The matter is now under consideration by the court. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

In the event the above action is decided adversely to us, it could have a material adverse effect on our results of operations, financial condition and liquidity.

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

Conflicts of interest have arisen and could arise in the future as a result of relationships between the general partner and its affiliates, on the one hand, and the Partnership or any of the limited partners, on the other hand. As a result of these conflicts the general partner may favor its own interests and those of its affiliates over the interests of the unitholders. The nature of these conflicts is ongoing and includes the following considerations:

•	The general partner’s affiliates are not prohibited from engaging in other business or activities, including direct competition with us.

•	The general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and reserves, each of which can impact the amount of cash, if any, available for distribution to unitholders, and available to pay principal and interest on debt.

•	The general partner controls the enforcement of obligations owed to the Partnership by the general partner.

•	The general partner decides whether to retain separate counsel or others to perform services for the Partnership.

•	In some instances the general partner may borrow funds in order to permit the payment of distributions to unitholders.

•	The general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders for actions that might, without limitations, constitute breaches of fiduciary duty. Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.

•	The general partner is allowed to take into account the interests of parties in addition to the Partnership in resolving conflicts of interest, thereby limiting its fiduciary duty to the unitholders.

•	The general partner determines whether to issue additional units or other securities of the Partnership.

•	The general partner determines which costs are reimbursable by us.

•	The general partner is not restricted from causing us to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

The risk of global terrorism and political unrest may adversely affect the economy and the price and availability of home heating oil and have a material adverse effect on our business, financial condition, and results of operations.

Terrorist attacks and political unrest may adversely impact the price and availability of home heating oil, our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on the heating oil industry in general, and on our business in particular, is not known at this time. An act of terror could result in disruptions of crude oil supplies and markets, the source of home heating oil, and its facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport home heating oil if our normal means of transportation become damaged as a result of an attack. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity could likely lead to increased volatility in prices for home heating oil. Insurance carriers are routinely excluding coverage for terrorist activities from their normal policies, but are required to offer such coverage as a result of new federal legislation. We have opted to purchase this coverage with respect to our property and casualty insurance programs. This additional coverage has resulted in additional insurance premiums.

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

There will be no mandatory distributions of available cash by us through the fiscal quarter ending September 30, 2008. Thereafter, distributions on the common units will depend on the amount of cash generated, and distributions may fluctuate based on our performance. The actual amount of cash that is available will depend upon numerous factors, including:

•	profitability of operations;

•	required principal and interest payments on debt;

•	debt covenants

•	margin account requirements;

•	cost of acquisitions;

•	issuance of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves;

•	prevailing economic conditions;

•	financial, business and other factors; and

•	increased pension funding requirements

•	preserving our net operating loss carryforwards

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

We provide services to our customers from 19 principle operating locations and 46 depots, 28 of which are owned and 37 of which are leased, in 31 marketing areas in the Northeast and Mid-Atlantic regions of the United States. As of September 30, 2006, we had a fleet of 918 truck and transport vehicles, the majority of which were owned and 1,177 service vans, the majority of which are leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our credit facility are secured by liens and mortgages on substantially all of the Partnership’s and subsidiaries real and personal property.

ITEM 3.	LEGAL PROCEEDINGS—LITIGATION

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et. al., No. 3:04-cv-01766-IBA, et. al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court. The class actions were consolidated into one consolidated amended complaint.

On September 23, 2005, defendants filed motions to dismiss the consolidated amended complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), and the Federal Rules of Civil Procedure. On August 21, 2006, the court issued its rulings on defendants’ motions to dismiss, granting the motions and dismissing the consolidated amended complaint in its entirety. On August 23, 2006, the court entered a judgment of dismissal. On September 7, 2006, the plaintiffs moved for reconsideration and to alter and reopen the court’s August 23, 2006 judgment of dismissal and for leave to file a second consolidated amended complaint. On October 20, 2006, defendants filed their memorandum of law in opposition to the plaintiffs’ motion. Plaintiffs filed their reply brief on or about November 20, 2006. The matter is now under consideration by the Court. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. (See Note 22)

Our operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as propane and home heating oil. As a result, at any given time we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, we cannot assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use our products. In the opinion of management, except as described above we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity. (See Note 22 – Commitments and Contingencies)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS AND RELATED MATTERS

The common units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “SGU”.

The following tables set forth the high and low closing price ranges for the common units for the fiscal 2006 and 2005 quarters indicated. There were no cash distributions declared on the common units during these periods.

	SGU – Common Unit Price Range
	High		Low
	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2006	Fiscal Year 2005
Quarter Ended
December 31,	$2.39	$22.23	$1.05	$4.32
March 31,	$2.97	$7.22	$1.84	$3.11
June 30,	$2.98	$4.11	$2.26	$1.94
September 30,	$2.62	$3.64	$2.24	$2.39

As of September 30, 2006, there were approximately 533 holders of record of common units.

There is no established public trading market for the Partnership’s 0.3 million general partner units.

Partnership Distribution Provisions

There will be no mandatory distributions of available cash by us to the holders of our common units and general partner units through the fiscal quarter ending September 30, 2008. Beginning October 1, 2008, minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5. of this report is incorporated by reference to Note 6 Quarterly Distribution of Available Cash, of the Partnership’s consolidated financial statements.

The revolving credit facility and the indenture for the new notes both impose certain restrictions on our ability to pay distributions to unitholders.

Tax Matters

Star Gas Partners is a master limited partnership and thus not subject to federal and state income taxes. The corporate subsidiaries wholly owned by Star Gas Partners are subject to federal and state income taxes at the corporate level. Our unitholders are required to report for income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make distributions. We expect that an investor will be allocated taxable income regardless of whether a cash distribution has been paid.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2006 and 2005, and for the years ended September 30, 2006, 2005 and 2004 is derived from the financial statements of the Partnership included elsewhere in this Report. The Consolidated Financial Statements for the years ended September 30, 2005 and 2004 have been restated. See Note 2 to Consolidated Financial Statements. The selected financial data as of September 30, 2004, 2003 and 2002 is derived from financial statements of the Partnership not included elsewhere in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2006	2005	2004	2003(e)	2002(d)(e)
		(restated, see note 2)	(restated, see note 2)	(restated)	(restated)
Statement of Operations Data:
Sales	$1,296,512	$1,259,478	$1,105,091	$1,102,968	$790,378
Costs and expenses:
Cost of sales	1,014,908	983,732	797,330	793,134	549,841
Change in the fair value of derivative instruments	45,677	(6,081)	(25,811)	5,299	(13,939)
Delivery and branch expenses	205,037	231,581	232,985	217,244	174,030
Depreciation and amortization expenses	32,415	35,480	37,313	35,535	40,444
General and administrative expenses	21,673	43,190	19,537	39,413	17,515
Goodwill impairment charge	—	67,000	—	—	—

Operating income (loss)	(23,198)	(95,424)	43,737	12,343	22,487
Interest expense, net	(21,203)	(31,838)	(36,682)	(29,530)	(23,843)
Amortization of debt issuance costs	(2,438)	(2,540)	(3,480)	(2,038)	(1,197)
Gain (loss) on redemption of debt	(6,603)	(42,082)	—	212	—

Income (loss) from continuing operations before income taxes	(53,442)	(171,884)	3,575	(19,013)	(2,553)
Income tax expense (benefit)	477	696	1,240	1,200	(1,700)

Income (loss) from continuing operations	(53,919)	(172,580)	2,335	(20,213)	(853)
Income (loss) from discontinued operations, net of income taxes	—	(6,189)	22,176	19,523	507
Gain (loss) on sales of discontinued operations, net of income taxes	—	157,560	(538)	—	—
Cumulative effects of changes in accounting principles for discontinued operations - Adoption of SFAS No. 142	—	—	—	(3,901)	—

Income (loss) before cumulative effects of changes in accounting principle for continuing operations	(53,919)	(21,209)	23,973	(4,591)	(346)
Cumulative effects of changes in accounting principles-change in inventory pricing method	(344)	—	—	—	—

Net income (loss)	$(54,263)	$(21,209)	$23,973	$(4,591)	$(346)

Weighted average number of limited partner units:
Basic	52,944	35,821	35,205	32,659	28,790

Diluted	52,944	35,821	35,205	32,767	28,821

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2006	2005	2004	2003(e)	2002(d)(e)
		(restated, see note 2)	(restated, see note 2)	(restated)	(restated)
Per Unit Data:
Basic and diluted loss from continuing operations per unit (a)	$(1.01)	$(4.77)	$0.07	$(0.61)	$(0.40)
Basic and diluted net income (loss) per unit (a)	$(1.02)	$(0.59)	$0.67	$(0.14)	$(0.1)
Cash distribution declared per common unit	$—	$—	$2.30	$2.30	$2.30
Cash distribution declared per senior sub. unit	$—	$—	$1.73	$1.65	$1.65
Cash distribution declared per junior sub. unit	$—	$—	$—	$1.15	$1.15
Cash distribution declared per general partner unit	$—	$—	$—	$1.15	$1.15
Balance Sheet Data (end of period):
Current assets	$295,880	$305,319	$228,053	$204,417	$214,648
Total assets	$581,208	$623,148	$954,858	$968,918	$936,213
Long-term debt	$174,056	$267,417	$503,668	$499,341	$396,733
Partners’ Capital	$173,325	$145,108	$169,771	$189,776	$232,264
Summary Cash Flow Data:
Net Cash provided by (used in) operating activities	$18,364	$(54,915)	$13,669	$15,365	$18,773
Net Cash provided by (used in) investing activities	$(3,271)	$467,431	$6,447	$(48,395)	$(12,381)
Net Cash provided by (used in) financing activities	$(23,120)	$(306,694)	$(19,874)	$48,049	$28,135
Other Data:
Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) (b)(c)	$2,614	$(102,026)	$81,050	$48,090	$62,931
Retail gallons sold	389,920	487,300	551,612	567,024	457,749

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

(b)      EBITDA was reduced (increased) by the following:

	2006	2005	2004	2003	2002
		(restated, see note 2)	(restated, see note 2)	(restated)	(restated)
Change in the fair value of derivative instruments	$45,677	$(6,081)	$(25,811)	$5,299	$(13,939)
(Gain) loss on redemption of debt	6,603	42,082	—	(212)	—
Goodwill impairment charge	—	67,000	—	—	—

Total	$52,280	$103,001	$(25,811)	$5,087	$(13,939)

(c)	EBITDA from continuing operations should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the minimum quarterly distribution. The working capital facility and the senior secured notes, impose certain restrictions on our ability to pay distributions to unitholders. See Item 5 “Market for Registrant’s Units and Related Matters” with respect to the provisions of our partnership agreement that govern the payment of distributions.

The definition of “EBITDA” set forth above may be different from that used by other companies. EBITDA from continuing operations is calculated for the fiscal years ended September 30 as follows:

(in thousands)	2006	2005	2004	2003	2002
		(restated, see note 2)	(restated, see note 2)	(restated)	(restated)
Loss from continuing operations	$(53,919)	$(172,580)	$2,335	$(20,213)	$(853)
Plus:
Income tax expense (benefit)	477	696	1,240	1,200	(1,700)
Amortization of debt issuance cost	2,438	2,540	3,480	2,038	1,197
Interest expense, net	21,203	31,838	36,682	29,530	23,843
Depreciation and amortization	32,415	35,480	37,313	35,535	40,444

EBITDA from continuing operations	$2,614	$(102,026)	$81,050	$48,090	$62,931

(d)	Our results for fiscal year ended September 30, 2002 do not reflect the impact of the provisions of SFAS No. 142.
(e)	Fiscal 2003 and fiscal 2002 have been restated with respect to the accounting for derivative transactions and the calculation of pension expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with, the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to effect strategic acquisitions or redeploy assets, the impact of litigation, the continuing impact of the business process redesign project and our ability to address issues related to that project, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, customer credit worthiness, and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy.” Without limiting the foregoing the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of the historical condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the description of our business in Item 1. “Business” and the historical Financial and Operating Data and Notes thereto included elsewhere in this Report. We completed the sale of our propane segment in December 2004 and the following discussion reflects the historical results for the propane segment as discontinued operations.

Restatement

On December 13, 2006, one day before the planned filing of the Partnership’s annual report, the Partnership’s external auditors, KPMG, made the Partnership aware of a speech given by a professional accounting fellow of the Securities and Exchange Commission (“SEC”) on December 11, 2006 relating to Statement of Financial Accounting Standards “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). After reviewing the speech, the Partnership conducted an extensive review of its accounting for derivative transactions under SFAS 133 to determine whether the Partnership’s documentation for certain derivative transactions met the strict requirements of SFAS 133 to permit hedge accounting and the deferral of unrecognized non-cash gains and losses for such transactions. The documentation was consistent with the documentation previously used by the Partnership and provided to KPMG in support of hedge accounting treatment for similar transactions that had been reflected in prior period financial statements. However, SFAS 133 is a very complex and highly technical standard, which has been the subject of an evolving interpretation by the accounting community. After further review, on December 26, 2006 the Partnership, the Audit Committee and the Board of Directors, determined that the Partnership’s accounting for derivative transactions did not comply with the technical requirements of SFAS 133 to qualify for hedge accounting.

As a result, the Partnership determined that it was necessary to amend and restate its financial statements for each of the fiscal years ended September 30, 2005 and 2004 as well as the Partnership’s quarterly reports for the periods ended June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004 with respect to the accounting and disclosures for certain derivative transactions under SFAS 133. In addition, prior to June 30, 2006, the Partnership did not include the amortization of an unrecognized gain in the calculation of pension expense resulting in an overstatement of pension expense for fiscal year’s 1999 to 2005 of $1.7 million. The Partnership has restated our results to record the amortization of the unrecognized gain. See Note 2 to our Consolidated Financial Statements for further details on the restatement. The Partnership has discussed this matter with KPMG, who served as the Partnership’s external auditors for all affected periods, in reaching the conclusion to restate the financial statements.

The restatement does not impact the economics of the hedge transactions nor does it affect the Partnership’s liquidity, cash flow from operating activities in any historical or future period, or the amount of available cash to pay distributions as defined in the Partnership agreement in any historical or future period. The hedges were primarily entered into in order to mitigate the Partnership’s exposure to market risk associated with the purchase of home heating oil for its price-protected customers.

The Partnership has been contacted informally by the Boston District Office of the SEC requesting the voluntary provision of documents and related information concerning the Partnership’s use of derivatives and hedge accounting. The SEC has advised the Partnership that the inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred, nor should it be considered a reflection upon any person, entity or security. The Partnership is fully cooperating with this inquiry.

Recapitalization

Effective as of April 28, 2006, the Partnership completed its recapitalization pursuant to the terms of a unit purchase agreement dated as of December 5, 2005, as amended, by and among, the Partnership, Star Gas LLC (the former general partner), Kestrel and its wholly-owned subsidiaries, Kestrel Heat (the new general partner) and KM2, LLC, a Delaware limited liability company. (See Note 3 to the Consolidated Financial Statements - Recapitalization)

Seasonality

        In analyzing our financial results, the following matters should be considered. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter and 45% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. We generally realize net income in the first and second fiscal quarters and net losses during the third and fourth fiscal quarters. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is not only affected by weather patterns but also by changes in customer mix. In addition, our gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Derivatives

SFAS No. 133, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. Currently, none of our derivative instruments have been designated for hedge accounting treatment. Therefore, we could experience great volatility in earnings as these currently outstanding derivative instruments are marked to market. To the extent that the partnership continues to have derivative instruments that do not qualify for hedge accounting treatment, the volatility in any given period related to unrealized gains or losses on derivative instruments can be significant to the overall results of the Partnership, however, we ultimately expect those gains and losses to be offset when they become realized. The Partnership is currently evaluating whether to elect hedge accounting in future periods.

Home Heating Oil Price Volatility

The wholesale price of home heating oil has been extremely volatile over the last three fiscal years and has resulted in increased consumer awareness of heating costs and increased net customer attrition. Like any other market commodity, the price of home heating oil is subject to the economic forces of supply and demand. Rapid global economic expansion is fueling an ever-increasing demand for oil. The price of home heating oil is closely linked to the price refiners pay for crude oil which is the principal cost component of home heating oil. Crude oil is bought and sold in the international marketplace and as such is significantly affected by the economic forces of worldwide supply and demand.

We have seen home heating oil price movements ranging from $0.54 to $1.00 per gallon over the last three fiscal years. In a volatile market even small changes in supply or demand can dramatically affect prices. Heating oil prices are subject to price fluctuations if demand rises sharply because of excessively cold weather and/or disruptions at refineries and instability in key oil producing regions.

Customer Attrition

For fiscal 2006, we lost 29,600 accounts (net) or 6.6% of our home heating oil customer base, as compared to fiscal 2005 in which we lost 35,100 accounts (net) or 7.1% of our home heating oil customer base. This decrease in net customers lost of 5,500 was due to fewer gross customer gains (5,600) and less gross customer losses (11,100). In fiscal 2006, 26,200 of the homes we serviced changed ownership compared to 34,200 homes in the prior year. In 2006, we were able to retain 13,600 of those homes versus 15,800 retained in fiscal 2005. Gross gains were negatively impacted by (i) the continuation of our higher minimum profitability standards for new customers, (ii) a reduction in mass-market advertising, which attracted more transient customers in the past, (iii) continued customer price sensitivity due to the increased level and volatility of energy prices and (iv) increased minimum credit standards for customers.

In addition to the reduction in gross losses due to moves in fiscal 2006, we also experienced fewer losses relating to price (2,500), service (1,000) and other factors.

For fiscal 2005, we lost approximately 35,100 accounts (net) or 7.1% of our home heating oil customer base, as compared to fiscal 2004 in which we lost 33,100 accounts (net) or 6.4%. This increased loss of 2,000 accounts was largely due to the factors described above as well as our ability to retain existing homes that changed hands worsened by over 4,000 accounts. Losses of protected price accounts also increased. Certain of these accounts that were renewed at a low fixed price and per gallon margin in the summer and fall of 2004 chose not to renew as we sought higher prices and higher per gallon margins in fiscal 2005.

Gross customer gains and gross customer losses

	Fiscal Year Ended
Description	2006	2005	2004
Gross Customer Gains	58,200	63,800	67,400
Gross Customer Losses	(87,800)	(98,900)	(100,500)

Net Customer Loss	(29,600)	(35,100)	(33,100)

Net customer attrition as a percent of the home heating oil customer base

	Fiscal Year Ended
Description	2006	2005	2004
Gross Customer Gains	13.0%	12.9%	13.1%
Gross Customer Losses	(19.6)%	(20.0)%	(19.5)%

Net Customer Attrition	(6.6)%	(7.1)%	(6.4)%

During the three months ended September 30, 2006, we lost 5,500 accounts (net) or 1.2% of our home heating oil customer base, as compared to the three months ended September 30, 2005 in which we lost 15,800 accounts (net) or 3.2% of its home heating oil customer base. This reduction in net losses of 10,300 accounts was due to an increase in gross customer gains of 1,300 accounts and a reduction in customer losses of 9,000 accounts as losses due to pricing declined by approximately 6,000 accounts and the number of customer homes changing hands declined by 3,600. In the fourth quarter of 2006, we retained 40% of those homes compared to 33% in the same period in 2005.

Net home heating oil customers accounts (lost) by quarter

Quarter Ended	Fiscal 2006		Fiscal 2005	Fiscal 2004
December 31	(7,200	)*	(2,000)	(3,300)
March 31	(10,600	)*	(9,900)	(8,600)
June 30	(6,300	)*	(7,400)	(10,300)
September 30	(5,500)		(15,800)	(10,900)

TOTAL	(29,600)		(35,100)	(33,100)

*	Net customers lost have been increased by a total of 1,400 accounts from previously disclosed amounts.

We have continued to experience net customer attrition during fiscal 2007. For the period from October 1 to December 31, 2006, we lost 4,100 accounts (net), 1.0% of our home heating oil customer base as compared to the period from October 1 to December 31, 2005 in which we lost 7,200 accounts (net) or 1.6% of our customer base.

We believe that the continued price volatility and high cost of home heating oil will continue to adversely impact our ability to attract customers and retain existing customers.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Annual Report. We completed the sale of the propane segment in December 2004. The following discussion reflects the historical results for the propane segment as discontinued operations.

Fiscal Year Ended September 30, 2006

Compared to Fiscal Year Ended September 30, 2005

Volume

For fiscal 2006, retail volume of home heating oil declined by 97.4 million gallons, or 20.0%, to 389.9 million gallons, as compared to 487.3 million gallons for fiscal 2005. Volume of other petroleum products declined by 11.5 million gallons, or 15.8%, to 62.0 million gallons for fiscal 2006, as compared to 73.5 million gallons for fiscal 2005. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil Segment
Volume—Fiscal 2005	487.3

Impact of warmer temperatures	(53.6)
Net customer attrition	(36.0)
Asset sale	(2.3)
Conservation and other, net	(5.5)

Change	(97.4)

Volume—Fiscal 2006	389.9

Temperatures in our geographic areas of operations for fiscal 2006 were 11.0% warmer than fiscal 2005 and approximately 10.4% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Due to the significant increase in the price per gallon of home heating oil, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods. We cannot determine if conservation is a permanent or temporary phenomenon. Home heating oil volume declined by 2.3 million gallons due to the sale of certain of our assets in New England. Excluding the impact of weather, we expect that home heating oil volume for the fiscal quarter ended December 31, 2006 and fiscal 2007 will be substantially less than the comparable period in fiscal 2006 due to net customer attrition, conservation and other factors. In addition, we expect that home heating oil volume for fiscal 2007 will be adversely affected by warmer than normal temperatures. Temperatures from October 1, 2006 to January 14, 2007 in the New York City area, which approximates our geographic areas of operations, were 20.6% warmer than normal. From October 1, 2005 to January 31, 2006, temperatures in our areas of operations were 8.5% warmer than normal.

Product Sales

For fiscal 2006, product sales increased $38.1 million, or 3.6%, to $1,109.3 million, as compared to $1,071.3 million for fiscal 2005 due to an increase in selling prices, which more than offset a decline in home heating oil volume sold. Selling prices were higher in response to the increase in wholesale home heating oil supply costs noted below of $0.4307 per gallon and our decision to pursue higher per gallon gross profit margins, particularly from our price-protected customers. Average home heating oil prices increased from $1.9405 per gallon for fiscal 2005 to $2.5067 for fiscal 2006.

In an effort to reduce net customer attrition, we delayed increasing our selling price to certain customers whose price plan agreements expired during the July to September 2004 time period. This decision negatively impacted sales by an estimated $2.8 million in fiscal 2005, primarily during the first quarter of fiscal 2005.

Installation and Service Sales

For fiscal 2006, service and installation sales decreased $1.0 million, or 0.5%, to $187.2 million, as compared to $188.2 million for fiscal 2005. Installation sales decreased by $2.1 million; however, despite a decline in the customer base, service revenues increased $1.1 million due to measures taken in the last several years to increase service billing and service contract rates.

Cost of Product

For fiscal 2006, cost of product increased $39.4 million, or 5.0%, to $825.7 million, as compared to $786.3 million for fiscal 2005, as higher wholesale product cost was reduced by lower home heating oil volume of 20.0%. Average wholesale product cost for home heating oil increased by $0.4307 per gallon, or 30.0%, to an average of $1.8137 per gallon for fiscal 2006, from an average of $1.3831 for fiscal 2005.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non cash changes in the market value of hedges before the settlement of the underlying transaction. Home heating oil margins for fiscal 2006 increased by $0.1355 per gallon to $ 0.6930 per gallon in fiscal 2006 from $ 0.5575 per gallon in fiscal 2005 due largely to an increase in the margin realized on price-protected customers, an increase in the percentage of volume sold to higher margin residential variable customers, an increase in home heating oil margins realized on new accounts, the loss of some of our less profitable accounts and our decision in the summer of fiscal 2005 and fiscal 2006 to maintain profit margins going forward in spite of competitors’ aggressive pricing tactics. During the renewal period for price-protected customers in fiscal 2004, which was a period of rising heating oil prices, a number of residential variable consumers migrated to price protected plans. This shift resulted in an increase in volume sold to residential price-protected customers for the heating season of fiscal 2005. During the renewal period for price-protected customers in fiscal 2005, a period with even higher average heating oil prices than the renewal period in fiscal 2004, a number of residential price-protected customers elected variable pricing or failed to respond to our price-protected programs, which resulted in a shift back to variable pricing for these customers. The percentage of home heating oil volume sold to residential variable price customers increased to 45.0% of total home heating oil volume sales for fiscal 2006, as compared to 36.0% for fiscal 2005. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers decreased to 38.3% for fiscal 2006, as compared to 48.0% for fiscal 2005. For fiscal 2006, sales to commercial/industrial customers represented 16.7% of total home heating oil volume sales, as compared to 16.0% for fiscal 2005.

Also contributing to the increase in home heating oil per gallon margins were the favorable market conditions experienced during the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005. During the three months ended December 31, 2004, home heating oil prices spiked by over 20 cents a gallon from the beginning of the period and contributed to margin compression experienced during the three months ended December 31, 2004. Conversely, during the three months ended December 31, 2005, home heating oil prices declined by over 30 cents per gallon from the beginning of the period, which contributed to the expansion of home heating oil margins during this period, as we were able to lag the reduction in our variable selling prices as the wholesale cost of heating oil declined.

In addition, the year-over-year comparison was favorably impacted by $3.4 million of expenses that we incurred in fiscal 2005 due to a delay in hedging the price of product for certain residential price-protected customers, as well as an additional $1.6 million of expenses associated with not hedging until December 2004 the price of product for certain residential price-protected customers that were incorrectly coded as variable customers.

For fiscal 2006, total product gross profit decreased by $1.3 million, as compared to fiscal 2005, as the increase in realized home heating oil per gallon margins of $52.8 million was more than offset by the decline of $54.3 million attributable to the decline in home heating oil volume.

Change in the Fair Value of Derivative Instruments

Home heating oil prices increased in the fourth quarter of fiscal 2005 in response to the numerous hurricanes in the Gulf Coast and we recorded a significant mark to market gain. In September 2006, the home heating prices collapsed and we recorded a mark to market loss. As a result of these events, the impact on the change in the fair value of derivative instruments is $45.7 million for fiscal 2006. In the summers of fiscal 2005 and fiscal 2004, home heating oil prices increased which resulted in the recording of unrealized gains at the close of both fiscal 2005 and fiscal 2004. The net gain for fiscal 2005 exceeded the gain for fiscal 2004 by $6.1 million.

Cost of Installations and Service

For fiscal 2006, cost of installations, service and appliances decreased $8.2 million, or 4.2%, to $189.2 million, as compared to $197.4 million for fiscal 2005. The 4.2% decrease in cost of installation and service was less than the 6.6% decrease in customers for fiscal 2006 due to the fixed nature of these expenses. The net loss realized from service (including installations) improved by $7.2 million, from a $9.2 million loss for fiscal 2005 to a $2.0 million loss for fiscal 2006.

Delivery and Branch Expenses

For fiscal 2006, delivery and branch expenses decreased $26.5 million, or 11.5%, to $205.0 million, as compared to $231.6 million for fiscal 2005. This decrease was due to a reduction in marketing expenses of $6.0 million, an estimated

$15.2 million decrease in certain variable operating expenses directly associated with the 20.0% decline in home heating oil volume, $4.4 million received under our weather insurance policy, lower bad debt expense and collection costs of $4.7 million due in part to more stringent credit terms and other expense reductions of $0.7 million, offset by wage and benefit increases of approximately $4.4 million. On a cents per gallon basis (excluding the proceeds received from weather insurance), delivery and branch expenses increased 6.2 cents per gallon, or 13%, from 47.5 cents per gallon for fiscal 2005 to 53.7 cents per gallon for fiscal 2006 due to the fixed nature of certain delivery and branch expenses.

Depreciation and Amortization

For fiscal 2006, depreciation and amortization expenses declined by $3.1 million, or 8.7%, to $32.4 million, as compared to $35.5 million for fiscal 2005 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

For fiscal 2006, general and administrative expenses decreased by $21.5 million, or 49.8%, to $21.7 million, as compared to $43.2 million for fiscal 2005 due to the absence of bridge financing expenses of $7.5 million, which were incurred in fiscal 2005, lower fees and expenses totaling $3.4 million associated with certain amendments and waivers on our previous bank credit facility obtained during the first fiscal quarter of 2005, lower compensation expense of $0.9 million attributable to staff reductions, a $5.6 million decline in legal expenses related to defending several purported class action lawsuits and exploring financing options in fiscal 2005, $3.3 million less in first year Sarbanes-Oxley compliance cost, a $3.8 million reduction in compensation expense related to separation agreements recorded in the prior period with certain former executives, other expense reductions of $0.6 million, and a gain on the sale of certain assets of $0.9 million. Partially offsetting these reductions was an increase in directors and officers liability insurance expense of $0.7 million and $1.4 million of legal and professional expenses incurred in fiscal 2006 relating to the exploration of our financial options. In addition, the fiscal 2005 results were positively impacted by a reversal of previously recorded compensation expenses of $2.2 million due to the decline in the price of senior subordinated units.

Goodwill Impairment Charge

During the fiscal second quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included our determination in February 2005 of significantly lower than expected operating results for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS 142 impairment review with the assistance of a third party valuation firm at February 28, 2005. This review resulted in a non-cash goodwill impairment charge of approximately $67.0 million, which reduced the carrying amount of goodwill. There was no goodwill impairment charge recorded during fiscal 2006.

Operating Income (Loss)

For fiscal 2006 operating income increased $72.2 million to a $23.2 million loss, as compared to an operating loss of $95.4 million fiscal 2005. This increase was due to the non-recurrence during fiscal 2006 of a $67.0 million goodwill impairment charge recorded in fiscal 2005, a $52.8 million increase in heating oil gross profit due to higher home heating oil margins, a $48.1 million decline in branch and general and administrative expenses, reduction in the net service and installation loss of $7.2 million, lower depreciation and amortization expense of $3.1 million, reduced by a decrease in heating oil gross profit of $54.3 million due to lower volume and the impact of comparative change in the fair value of derivative instruments of $51.8 million.

Loss on Redemption of Debt

For fiscal 2006, we recorded a $6.6 million loss on the early redemption and conversion of our 10.25% senior notes (See Notes 3 and 15 of the Consolidated Financial Statements). The loss consists of the $5.4 million attributable to the difference between the value of the Partnership’s common units ($32.2 million) exchanged for debt ($26.9 million), and the write-off of previously capitalized net deferred financing costs of $2.0 million, reduced in part by a $0.8 million basis adjustment to the carrying value of long-term debt.

For fiscal 2005, we recorded a $42.1 million loss on the early redemption of certain notes in connection with the sale of the propane segment. The loss consisted of cash premiums paid of $37 million for early redemption, the write-off of previously capitalized net deferred financing costs of $6.1 million and legal expenses of $0.7 million, reduced in part by a $1.7 million basis adjustment to the carrying value of long-term debt.

Interest expense

For fiscal 2006, interest expense decreased $9.9 million, or 27.3%, to $26.3 million, as compared to $36.2 million for fiscal 2005. This decrease resulted from a lower principal amount in total debt outstanding of approximately $142.5 million, which was offset in part by an increase in the Partnership’s weighted average interest rate of 1.2% from 8.9% during fiscal 2005 to 10.1% for fiscal 2006.

Total debt outstanding declined by $142.5 million due to the recapitalization (see Notes 3 and 15 to the Consolidated Financial Statements) and lower working capital borrowings as a portion of the proceeds from the sale of the propane segment was used to fund working capital.

Interest Income

For fiscal 2006, interest income increased by $0.8 million, or 17.9%, to $5.1 million, as compared to $4.3 million for fiscal 2005.

Amortization of Debt Issuance Costs

For fiscal 2006, amortization of debt issuance costs was $2.4 million, $0.1 million less than fiscal 2005.

Income Tax Expense

Income tax expense for fiscal 2006 was $0.5 million and represents certain state income tax, alternative minimum federal tax and capital tax. Income tax expense for fiscal 2005 was $0.7 million. The decrease in state taxes for 2006 as compared to 2005 was largely attributable to an election made at the state level during the fourth quarter of 2006.

Loss From Continuing Operations

For fiscal 2006, the loss from continuing operations decreased $118.7 million to $53.9 million, as compared to a loss of $172.6 million for fiscal 2005. This change was due to the $72.2 million increase in operating income, a $9.9 million decline in interest expense and a $0.8 million increase in interest income. The year over year comparison was favorably impacted by a $35.5 million reduction in the loss on redemption of debt.

Loss From Discontinued Operations

The discontinued propane segment was sold on December 17, 2004 and it generated a $6.2 million loss in fiscal 2005.

Gains On Sale of Segments

During fiscal 2005, the Partnership recorded a gain on the sale of the propane segment of $156.8 million. Additionally, the purchase price for the TG&E segment was finalized and a positive adjustment of $0.8 million was recorded in fiscal 2005. There were no similar transactions in fiscal 2006

Cumulative Effect of Change in Accounting Principle

Effective October 1, 2005, we changed our method of accounting from the first-in, first-out method to the weighted average cost method for heating oil and other fuels. This change resulted in the recording of a charge of $0.3 million.

Net Loss

For fiscal 2006, net loss increased by $33.1 million to $54.3 million as a $118.7 million increase in income from continuing operations and a $6.2 million decline in the loss from discontinued operations in the 2005 fiscal first quarter was offset by the gains on the sale of discontinued operations recorded in the year ago period of $157.6 million and the $0.3 million charge for the change in accounting principle.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For fiscal 2006, EBITDA increased $104.6 million, to $2.6 million, as compared to an EBITDA loss of $102.0 million for fiscal 2005. For fiscal 2006, EBITDA was reduced by $ 6.6 million due to the non-cash loss for the early redemption of debt and the non-cash change in the fair value of derivative instruments of $45.7 million in fiscal 2006. For fiscal 2005, EBITDA was reduced by $ 67.0 due to a goodwill impairment charge and $ 42.1 million due to the non-cash loss for the early redemption of debt. In fiscal, 2005, EBITDA was favorably impacted by $6.1 million due to the change in the fair value of derivative instruments.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA is calculated as follows:

	Fiscal Year Ended September 30,
(in thousands)	2006	2005
		(restated)
Loss from continuing operations	$(53,919)	$(172,580)
Plus:
Income tax expense	477	696
Amortization of debt issuance costs	2,438	2,540
Interest expense, net	21,203	31,838
Depreciation and amortization	32,415	35,480

EBITDA	2,614	(102,026)

Add/(subtract)
Income tax expense	(477)	(696)
Interest expense, net	(21,203)	(31,838)
Unit compensation expense (income)	—	(2,185)
Provision for losses on accounts receivable	6,105	9,817
Gain on sales of fixed assets, net	(956)	(43)
Goodwill impairment loss	—	67,000
Loss on redemption of debt	6,603	42,082
Unrealized (gains) losses on derivative contracts	45,677	(6,081)
Change in operating other assets and liabilities	(19,999)	(30,945)

Net cash provided by (used in) operating activities	$18,364	$(54,915)

Fiscal Year Ended September 30, 2005

Compared to Fiscal Year Ended September 30, 2004

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

(in millions of gallons)	Heating Oil Segment
Volume—Fiscal 2004	551.6

Impact of colder temperatures	4.2
Impact of acquisitions	3.2
Net customer attrition	(39.0)
Conservation	(24.5)
Delivery scheduling	(6.0)
Other	(2.2)

Change	(64.3)

Volume—Fiscal 2005	487.3

Total degree-days in our geographic areas of operations were approximately 0.9% greater in fiscal 2005 than in fiscal 2004 and approximately 0.5% greater than normal, as reported by NOAA. Due to the significant increase in the price per gallon of home heating oil during the year, we believe that customers are using less home heating oil given similar temperatures. Indications based on internal studies suggest that our customers have reduced their consumption by approximately 4.4%. In addition, we estimate that during fiscal 2005, home heating oil volume was reduced by 6.0 million gallons due to a delivery scheduling variance.

Product Sales

For fiscal 2005, product sales increased $149.8 million, or 16.3%, to $1,071 million, as compared to $921.4 million for fiscal 2004, as increases in selling prices more than offset a decline in product sales due to lower volume sold. Selling prices during fiscal 2005 were higher due to the increase in wholesale supply costs. Average wholesale supply costs were $1.40 per total gallon for fiscal 2005, as compared to $0.94 per total gallon for fiscal 2004. The weighted average selling price per total gallon was $1.91 per total gallon in fiscal 2005 compared to $1.46 per total gallon in fiscal 2004. Average home heating oil prices increased from $1.49 per gallon in fiscal 2004 to $1.94 per gallon in fiscal 2005.

Installation, Service and Other Sales

For fiscal 2005, installation, service and other sales increased $4.6 million, or 2.5%, to $188.2 million compared to $183.6 million in fiscal 2004, as a decline in installation and other sales of $2.8 million was offset by an increase in service revenues of $7.4 million. Over the last several years, we have modified service plans and billing strategies, in order to maximize service revenue.

Cost of Product

For fiscal 2005, cost of product increased $193.9 million, or 32.7%, to $786.3 million, compared to $592.4 million for fiscal 2004. This is the result of an increase in the average wholesale product cost of $0.46 per total gallon, or 49%, to an average of $1.40 per total gallon for fiscal 2005, from an average of $0.94 per total gallon for fiscal 2004. Average wholesale home heating oil product cost increased by $0.46 per gallon to an average of $1.38 per gallon for fiscal 2005, from an average of $0.92 for fiscal 2004.

We believe that the changes in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of changes in the market value of hedges before the settlement of the underlying transaction. Home heating oil margins decreased by $0.0159 per gallon to $ 0.5575 per gallon in fiscal 2005 from $ 0.5734 per gallon in fiscal 2004. In an effort to reduce net customer attrition, we delayed increasing our selling price to certain customers whose price plan agreements expired during the July to September 2004 time period. This decision negatively impacted gross profit by an estimated $2.8 million in fiscal 2005, primarily during the first quarter of fiscal 2005.

During fiscal 2005, product cost was adversely impacted by $3.4 million due to a delay in hedging the price of product for certain residential protected price customers due to cash constraints under our previous credit agreement. Cost of product was also adversely impacted by $1.6 million associated with not hedging the price of product for certain residential price protected customers that were incorrectly coded as variable customers. This coding error was corrected in December 2004. Home heating oil per gallon margins for the year ended September 30, 2005 declined by 5.0 cents per gallon, compared to fiscal 2004 due to an increase in the percentage of volume sold to lower margin residential price protected customers, the delay in increasing the selling price to customers whose price plans expired during the July to September 2004 time period and the aforementioned hedging issues concerning price protected customers. Gross profit from product sales decreased by $44.0 million in fiscal 2005 when compared to fiscal 2004 due to lower sales volume of $37.4 million and lower per gallon margins of $6.7 million (which includes $2.8 million delay in price increases previously described)

The percentage of home heating oil volume sold to residential protected price customers increased to approximately 48% of total home heating oil volume sales during fiscal 2005, as compared to 43% for fiscal 2004. Accordingly, the percentage of home heating oil volume sold to residential variable customers decreased to approximately 36% for fiscal 2005, as compared to 40% for fiscal 2004. During fiscal 2005, sales to commercial/industrial customers represented approximately 16% of total home heating oil volume sales, unchanged from fiscal 2004. Rising energy costs have increased consumer interest in price protection.

Change in the Fair Value of Derivative Instruments

In the summers of fiscal 2005 and fiscal 2004, home heating oil prices increased which resulted in the recording of unrealized gains at the close of both fiscal 2005 and fiscal 2004. The net gain for fiscal 2005 exceeded the gain for fiscal 2004 by $6.1 million. Home heating oil prices were relatively stable in the summer of 2003 and we recorded a small change in the value of derivative instruments. The increase in home heating oil prices in the summer of 2004 is the main driver of the change in the fair value of derivative instruments in fiscal 2004 of $25.8 million.

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

Delivery and Branch Expenses

For fiscal 2005, delivery and branch expenses decreased $1.4 million or 0.6% to $231.6 million compared to $233.0 million of expenses incurred in fiscal 2004. Bad debt expense, credit card processing fees and collection expenses all increased, primarily due to the increase in product sales dollars. Delivery costs were also higher due to the rise in vehicle fuel costs. In total, delivery and branch expenses increased by $4.9 million due to the increase in bad debt expense, credit card processing fees, collection expenses, and fuel costs. Delivery and branch expenses also increased by approximately $5.9 million due to wage and benefit increases. These delivery and branch expense increases were offset by a reduction in operating costs due to the variable nature of certain delivery and operating expenses such as direct delivery expense, which decreased with lower volume. On a cents per gallon basis, operating costs increased 5.3 cents per gallon, or 12.6%, from 42.2 cents per gallon for fiscal 2004 to 47.5 cents per gallon for fiscal 2005. The 5.3 cents per gallon increase was due to higher bad debt and collection expenses, wage and benefit increases, and the inability to reduce certain fixed expenses commensurate with a reduction in home heating oil volume of 11.7%.

Depreciation and Amortization

For fiscal 2005, depreciation and amortization expenses declined by $1.8 million, or 4.9%, to $35.5 million, as compared to $37.3 million for fiscal 2004 as certain assets, which were not replaced, became fully depreciated.

General and Administrative Expenses

During fiscal 2005, general and administrative expenses increased by $23.7 million, or 121.1%, to $43.2 million, compared to $19.5 million for fiscal 2004 due to $7.5 million in bridge financing fees, $4.4 million of legal expenses incurred relating to defending several purported class action lawsuits, legal and professional fees associated with exploring several refinancing alternatives, legal expense attributable to inquiries from regulatory agencies, $3.4 million of expenses and fees associated with certain bank amendments and waivers on our previous credit facility obtained during the first fiscal quarter of 2005, an increase in officers and directors insurance of $1.1 million, $4.1 million in expenses for compliance with Sarbanes-Oxley, $3.8 million in expense relating to separation agreements entered into with certain former executives and $1.7 million higher compensation expense associated with unit appreciation rights. (In fiscal 2004 and fiscal 2005, the decline in the unit price for senior subordinated units resulted in the reversal of previously recorded expenses of $3.9 million and $2.2 million, respectively.) Partially offsetting these increases were lower business process improvement expenses of $1.4 million and a reduction in compensation and benefit expense of $1.2 million.

Goodwill Impairment Charge

During the second quarter of fiscal 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included our determination in February 2005 of significantly lower than expected operating results for fiscal 2005 and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, we completed an interim SFAS No. 142 impairment review with the assistance of a third party valuation firm as of February 28, 2005. This review resulted in a non-cash goodwill impairment charge of approximately $67.0 million, which reduced the carrying amount of goodwill.

Operating Income (Loss)

For fiscal 2005, operating income decreased $139.2 million to a loss of $95.4 million, compared to $43.7 million in operating income for fiscal 2004. The decrease in our operating income in fiscal 2005 is the result of a $67.0 million non-cash goodwill impairment charge, as described above, lower gross profit from the sale of petroleum products of $44.0 million, increases in general and administrative expense totaling $23.7 million and the impact of comparative change in the fair value of derivative instruments of $19.7 million offset in part by an increase in service profitability of $12.1 million, decreases in branch and delivery expenses of $1.4 million and depreciation and amortization of $1.8 million.

Interest Expense

During fiscal 2005, interest expense decreased $3.9 million, or 9.8%, to $36.2 million, compared to $40.1 million for fiscal 2004. This change was due to the impact of lower average debt outstanding offset by an increase in our weighted average interest rate during fiscal 2005. Total debt outstanding declined because a portion of the proceeds from the propane sale, were used in part to repay debt. Average working capital borrowings were higher in fiscal 2005 due principally to the increase in wholesale product cost.

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

Income Tax Expense (Benefit)

Income tax expense for fiscal 2005 was approximately $0.7 million compared to $1.2 million in fiscal 2004. The decrease of approximately $0.5 million is the result of increases in state capital taxes of $0.5 million in fiscal 2005, which is more than offset by $1.0 million in tax benefits that were fully utilized against taxes associated with the gain on the sale of the propane segment.

Income (Loss) From Continuing Operations

For fiscal 2005 the loss from continuing operations increased $174.9 million to a loss of $172.6 million, compared to income of $2.3 million for fiscal 2004, as the decline in operating income of $139.2 million and the loss on the redemption of debt of $42.1 million were reduced by lower interest expense of $3.9 million, higher interest income of $0.9 million, lower amortization of debt issuance costs of $0.9 million and a decrease in income tax expense of $0.5 million.

Income (Loss) From Discontinued Operations

For fiscal 2005, income from discontinued operations decreased $28.4 million. Income from the discontinued propane segment, which was sold on December 17, 2004, generated $21.3 million in net income for fiscal 2004 and a net loss of $6.2 million for fiscal 2005. The discontinued TG&E segment was sold on March 31, 2004 and generated net income of $0.9 million for fiscal 2004.

Gain on Sales of Discontinued Operations

During fiscal 2005, we recorded a gain on the sale of the propane segment totaling approximately $156.8 million, which is net of income taxes of $1.3 million. The purchase price for the TG&E segment was also finalized in fiscal 2005 and a positive adjustment of $0.8 million was recorded.

Net loss

For fiscal 2005, the net loss increased $45.2 million to a net loss of $21.2 million, compared to a net income of $24.0 million incurred in fiscal 2004, as the decline in operating income (loss) from continuing operations of $174.9 million, and the reduction in income from discontinued operations of $28.4 million were partially offset by the gain on the sale of the propane segment and TG&E segment of $157.6 million.

Earnings From Continuing Operations Before Interest, Taxes, Depreciation and Amortization (EBITDA)

For fiscal 2005, EBITDA decreased $183.1 million to an EBIDTA loss of $102.0 million, as compared to $81.1 million in EBITDA for fiscal 2004. For fiscal 2005, EBITDA was reduced by $67.0 due to a goodwill impairment charge and $42.1 million due to the non cash loss for the early redemption of debt for fiscal 2005, EBITDA was favorably impacted by $6.1 million due to the change in the fair value of derivative instruments. For fiscal 2004, EBITDA was favorably impacted by $25.8 million due to the change in the fair value of derivative instruments.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the minimum quarterly distribution. EBITDA is calculated for the fiscal years ended September 30 as follows:

	Fiscal Year Ended September 30,
(in thousands)	2005	2004
	(restated)	(restated)
Loss from continuing operations	$(172,580)	$2,335
Plus:
Income tax expense	696	1,240
Amortization of debt issuance costs	2,540	3,480
Interest expense, net	31,838	36,682
Depreciation and amortization	35,480	37,313

EBITDA	(102,026)	81,050

Add/(subtract)
Income tax expense	(696)	(1,240)
Interest expense, net	(31,838)	(36,682)
Unit compensation expense (income)	(2,185)	(4,382)
Provision for losses on accounts receivable	9,817	7,646
Gain on sales of fixed assets, net	(43)	(281)
Goodwill impairment charge	67,000	—
Loss on redemption of debt	42,082	—
Unrealized (gains) losses on derivative contracts	(6,081)	(25,811)
Change in operating assets and liabilities	(30,945)	(6,631)

Net cash provided by (used in) operating activities	$(54,915)	$13,669

LIQUIDITY AND CAPITAL RESOURCES

Our ability to satisfy our obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. See Item 1A—“Risk Factors.” Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at September 30, 2006 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility as discussed below and repaid from subsequent seasonal reductions in inventory and accounts receivable.

DISCUSSION OF CASH FLOWS

Operating Activities

For fiscal 2006, cash provided by operating activities was $18.4 million, as compared to cash used in operating activities of $54.9 million for fiscal 2005. The change of $73.3 million was largely due to an increase in operating income of $5.2 million (before the non cash goodwill impairment charge of $67.0 million recorded in June 2005) and lower cash requirements to finance accounts receivable of $10.0 million. During fiscal 2006, the increase in accounts receivable was $3.8 million or $10.0 million less than the comparable increase in accounts receivable at September 30, 2005 of $13.8 million, as the increase in sales of $37.0 million in fiscal 2006 over fiscal 2005 was $117.4 million less than the increase experienced in fiscal 2005 of $154.4 million compared to fiscal 2004. Generally, accounts receivable collections in fiscal 2006 were favorably impacted by warmer temperatures, which resulted in lower sales of $104.1 million. Net cash used in operating activities on a comparable basis was negatively impacted by $5.6 million primarily due to an increase in the quantity of home heating oil on hand at September 30, 2006 versus September 30, 2005. During the fourth quarter of fiscal 2006, we increased our quantity of home heating oil inventory on hand to take advantage of favorable prices in the spot delivery and futures markets. As a result, at September 30, 2006 inventory increased by 11.2 million gallons to 32.5 million gallons as compared to September 30, 2005.

Investing Activities

During fiscal 2006, we spent $5.4 million for fixed assets and received $2.2 million from the sale of certain fixed assets. Cash flow provided by investing activities was $467.3 million for fiscal 2005, primarily due to the sale of the propane segment in December 2004.

Financing Activities

For fiscal 2006, cash flows used in financing activities were $23.1 million, as the $50.2 million (net of expenses) raised in our recapitalization along with $46.3 million borrowed under our revolving credit facility, was used to repay $52.9 million previously borrowed under the revolving credit facility, repay long-term debt of $66.1 million, and pay $0.6 million to amend our bank facility. Cash flows used in financing activities were $306.7 million for fiscal 2005. During fiscal 2005, $292.2 million of cash was provided from borrowings under our new revolving credit facility ($181.2 million) and previous credit facility ($111.0 million), which was used to repay $119.0 million borrowed under our previous credit agreement and $174.6 million borrowed under the new agreement. Also, during fiscal 2005, we repaid $259.5 million in long-term debt, paid $37.7 million in debt prepayment premiums and expenses and paid $8.0 million in fees and expenses related to refinancing our bank credit facilities.

As a result of the above activity, cash decreased by $8.0 million, to $91.1 million as of September 30, 2006.

FINANCING AND SOURCES OF LIQUIDITY

We have an asset based revolving credit facility with a group of lenders, which provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $95 million in letters of credit. From December through March of each year, we can borrow up to $310.0 million. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. On December 28, 2006, the Partnership obtained a waiver from the lender group which extended the date for the delivery of financial statements for fiscal 2006 to February 15, 2007.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of September 30, 2006, availability was $140.2 million and the fixed charge coverage ratio was 2.65 to 1.0. As of September 30, 2006, $52.3 million in letters of credit were outstanding, primarily for current and future insurance reserves. For fiscal 2007, we expect to free-up $7 million in cash by issuing an additional $4.0 million in letters of credit in connection with our insurance program and by issuing very short-term duration (2-5 days) letters of credit from time to time to finance our inventory purchases.

During the first half of fiscal 2006, we purchased futures contracts to manage the majority of our exposure to market risk related to changes in the current and future market price of home heating oil purchased for resale to our fixed price customers. To a certain extent, availability must be set aside to respond to the volatile home heating oil markets. Futures contracts are marked to market on a daily basis and require an initial cash margin deposit and potentially require a daily adjustment to such cash deposit (maintenance margin). For example, assuming 100 million gallons, a 30-cent per gallon decline in the market value of these hedged instruments (as we experienced from time-to-time) would create an additional cash margin requirement of approximately $30.0 million. In this example, availability in the short-term is reduced, as we fund the margin call. This availability reduction should be temporary, as we should be able to purchase product at a later date for 30 cents a gallon less than the anticipated strike price when the agreement with the price-protected customer was entered into. A spike in wholesale heating oil prices could also reduce availability, as we must finance a portion of our inventory and accounts receivable with internally generated cash as the net advance for eligible accounts receivable is 85% and 40% to 80% of eligible inventory.

Since the beginning of the second half of fiscal 2006, we have entered into forward swaps with members of our bank group to manage our exposure to market risk for our protected-price customers rather than purchase futures contracts. These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these swaps. Any mark to market exposure is reserved against our borrowing base. As a result of this strategy, the cost to finance our protected-price program will be reduced.

Included in our accounts receivable is $20.6 million related to the sale of heating and air-conditioning equipment that is payable on a short-term installment basis. In July 2006, we entered into a preferred arrangement with a financial institution that finances installations for our customers. Over time, we anticipate that these short-term installation receivables will be reduced and both liquidity and availability will be increased.

Prior to October 18, 2004, we were generally able to obtain trade credit from home heating oil suppliers. Since then we have been required to prepay for most of our heating oil supply. However, as a result of the recapitalization, we have received some form of trade credit from several of our suppliers and we plan to issue letters of credit rather than prepay with cash for inventory purchases.

For the majority of our fiscal year, the amount of cash received from customers with a budget payment plan is greater than actual billings. This amount is reflected on the balance sheet under the caption “customer credit balances.” At September 30, 2006, customer credit balances aggregated $73.9 million. Generally, customer credit balances are at their low point after the end of the heating season and peak prior to the beginning of the heating season. At September 30, 2005, customer credit balances were $65.3 million. During the non-heating season, cash is provided from customer credit balances to fund operating activities.

Before October 2007, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures are estimated to be approximately $4 to $6 million, excluding the capital requirements for environmental compliance. We have $174.2 million of long-term debt outstanding as of September 30, 2006, which includes $174.1 million of 10 1/4% senior notes due 2013.

As mentioned in Item 1. - Business Initiatives and Strategy, we plan to seek to acquire other heating oil distributors. Currently we are reviewing several acquisition candidates.

Partnership Distribution Provisions

There will be no mandatory distributions of available cash by us to the holders of our common units and general partner units through the fiscal quarter ending September 30, 2008. (See Part II - Item 5. Market for Registrant’s Units and Related Matters - Partnership Distribution Provisions and Note 6. Quarterly Distribution of Available Cash)

Contractual Obligations and Off-Balance Sheet Arrangements

We have no special purpose entities or off balance sheet debt, other than operating leases entered into in the ordinary course of business.

Long-term contractual obligations, except for our long-term debt obligations, are not recorded in our consolidated balance sheet. Non-cancelable purchase obligations are obligations we incur during the normal course of business, based on projected needs.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2006 (in thousands):

	Payments Due by Year
	Total	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
Long-term debt obligations (a)	$174,056	$—	$—	$—	$174,056
Capital lease obligations (b)	743	173	470	100	—
Operating lease obligations (c)	55,794	8,772	14,873	9,954	22,195
Purchase obligations (d)	128,980	25,970	39,856	36,515	26,639
Interest obligations Senior Notes (e)	115,095	17,707	35,414	35,414	26,560
Long-term liabilities reflected on the balance sheet (f)	5,900	395	790	165	4,550

	$480,568	$53,017	$91,403	$82,148	$254,000

(a)	Excludes current maturities of long-term debt of $0.1 million, which are classified within current liabilities.

(b)	Represents various third party capital leases for trucks.

(c)	Represents various operating leases for office space, trucks, vans and other equipment from third parties.

(d)	Represents non-cancelable commitments as of September 30, 2006, including amounts due under employment agreements.

(e)	Reflects 10 1/4% interest obligations on our $174.1 million senior notes due February 2013.

(f)	Reflects long-term liabilities excluding a pension accrual of approximately $21.2 million. Under current prescribed regulatory minimum funding requirements, we have satisfied the minimum funding obligations related to our pension plans for fiscal 2006 and 2007. The remaining long-term liabilities reflected on the balance sheet represent the present value of amounts due subsequent to September 30, 2006 per the separation agreement entered into with the former CEO in March 2005. At September 30, 2006, approximately $5.9 million is scheduled to be paid out to the former CEO over the term of the separation agreement as follows: (i) $395,000 per year for five years following the termination date in March 2005, and (ii) $350,000 per year for 13 years beginning with the month following the five-year anniversary of the termination date. The payments scheduled by year in the tabular presentation above, totaling $5.9 million, represents undiscounted payments and are therefore greater than the present value of these payments totaling $3.9 million at September 30, 2006, which is part of the other long-term liabilities amount on the Balance Sheet.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” and Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” And in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” (See Note 4. Summary of Significant Accounting Policies – Recent Accounting Pronouncements)

Critical Accounting Estimates

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

Our significant accounting policies are discussed in Note 3 to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to ten years for intangible assets with definite useful lives. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2006, we had $61 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, we estimate that amortization for these assets for fiscal 2006 would have increased by approximately $2.6 million.

SFAS No. 142 requires goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of goodwill exceeds its implied fair value and is determined to be impaired, an impairment charge is recorded to write-down goodwill to its fair value. At September 30, 2006, we had $166.5 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds its future undiscounted cash flows, an impairment loss is recorded based on the fair value of the asset. We test the carrying amount of goodwill annually during the fourth fiscal quarter. During the second quarter of fiscal 2005, a number of events occurred that indicated a possible impairment of goodwill. These events included: the determination in February 2005 that we could expect to generate significantly lower than expected operating results for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, we completed an interim SFAS No. 142 impairment review with the assistance of a third party valuation firm as of February 28, 2005. The evaluation utilized both an income and market valuation approach and contained reasonable assumptions and reflected management’s best estimate of projected future cash flows. This review resulted in a non-cash goodwill impairment charge of approximately $67 million, which reduced the carrying amount of goodwill. As of August 31, 2006, we performed our annual goodwill impairment valuation. Based upon this analysis, we determined that there is no additional goodwill impairment as of August 31, 2006.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 1 to 40 years. Net property, plant and equipment was $42.4 million at September 30, 2006. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if the remaining estimated useful lives of these assets were shortened by one year, we estimate that depreciation for fiscal 2006 would have increased by approximately $3.6 million.

Fair Values Of Derivatives

The fair market value of all derivative instruments is recognized as an asset or liability on our balance sheet. To the extent that any derivative instrument does not meet the requirements of SFAS 133 to qualify for hedge accounting, changes in the fair value of that derivate instrument is recognized currently in earnings. The Partnership is currently evaluating whether to elect hedge accounting for future periods.

The estimated fair value of our derivative instruments requires judgment on our part. We have established the fair value of our derivative instruments using estimates determined by our counterparties and subsequently evaluated them internally using established index prices and other sources. These values are based upon, among other things, future prices, volatility, time-to-maturity value and credit risk. The values we report in our financial statements change as these estimates are revised to reflect actual results, changes in market conditions, or other factors, many of which are beyond our control. The factors underlying our estimates of fair value are impacted by actual results and changes in conditions, market and otherwise, which may be beyond our control.

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

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 25 basis point decrease in the discount rated used for fiscal 2006 would have increased pension expense by approximately $0.1 million and would have increased the minimum pension liability by another $1.7 million. The discount rate used to determine net periodic pension expense was 5.5% in 2006 and 6.0% in 2005 and 2004. The discount rate used in determining end of year pension obligations was 5.75% in 2006, 5.5% in 2005 and 6.0% in 2004. These rates reflect the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of future benefit payments.

We consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine our expected long-term rate of return on pension plan assets. The expected long-term rate of return on assets is developed with input from the Partnership’s qualified actuaries. The long-term rate of return assumption used for determining net periodic pension expense for fiscals 2006 and 2005 was 8.25%. A further 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2006 by approximately $0.1 million.

Over the life of the plans, both gains and losses have been recognized by the plans in the calculation of annual pension expense. As of September 30, 2006, $21.2 million of unrecognized losses remain to be recognized by the plans. These losses may result in increases in future pension expense as they are recognized.

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

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto and general liability claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2006, we had approximately $38.8 million of insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs. During fiscal 2006, our average working capital borrowing was $9.7 million and the maximum borrowed was $47 million in January 2006.

At September 30, 2006, we had outstanding borrowings totaling $ 174.2 million, none of which is subject to variable interest rates.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2006, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $7.0 million to a fair market value of $(2.6) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $7.2 million to a fair market value of $(16.8) million.

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

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2006, to ensure that the information required to be disclosed by the Partnership in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures as of September 30, 2006 were not effective because of the material weakness in internal control over financial reporting in hedge accounting as discussed below.

(b)	Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, the Partnership identified the following material weakness with regard to its accounting for certain derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133):

The Partnership did not have personnel with sufficient technical expertise related to the application of the provisions of SFAS 133. Specifically, the Partnership’s personnel lacked sufficient technical expertise to ensure compliance with the documentation requirements of SFAS 133 at inception of certain hedge relationships. This material weakness resulted in the restatement of the Partnership’s consolidated financial statements for fiscal years ended September 30, 2005 and 2004, the first, second and third quarters of fiscal 2006 and each of the quarters in fiscal 2005.

As a result of the material weakness described above, management concluded that the Partnership’s internal control over financial reporting was not effective as of September 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(d)	Other.

The Partnership restated its financial statements for fiscal years ended September 30, 2005 and 2004 and the first, second and third quarters of fiscal 2006 and each of the quarters in fiscal 2005 because it did not comply with the initial documentation requirements of paragraph 28(a)(2) of SFAS 133 which states that a forecasted transaction shall be described with sufficient specificity such that when a specific transaction occurs, it is clear whether the specific transaction is or is not the hedged transaction. The Partnership’s initial documentation lacked this clarity as the hedging instruments for a given month could not be linked to a specific purchase during the month. In addition to not meeting the documentation requirements, the Partnership has also determined that its forward contracts did not meet the criteria as described in paragraph 65(a) of SFAS 133 which permits an entity to assume that a hedge of a forecasted purchase of a commodity with a forward contract will be highly effective and that there will be no ineffectiveness to be recognized.

The Partnership believes that its initial accounting treatment of certain derivative transactions properly reflected the intent and economics of the underlying transactions; however, the interpretations of how to apply SFAS 133 and how to adequately provide documentation for such instruments so as to qualify for hedge accounting are complex and continue to evolve. Since the initial documentation did not meet the requirements of SFAS 133 to allow certain derivative instruments to qualify for hedge accounting, any changes in the market value of these derivative instruments prior to their maturity are recorded through the Consolidated Statements of Operations rather than through Consolidated Statements of Comprehensive Income. There is no effect on consolidated cash flows, or Total Partners’ Capital.

The General Partner and the Partnership believe that a control system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been determined.

(e)	Remediation

The Partnership is evaluating the accounting technical expertise requirements necessary for compliance with SFAS 133 and considering whether it will choose to apply hedge accounting in the future. Prior to applying hedge accounting in future periods, the Partnership will ensure that it has appropriate resources with sufficient technical expertise to comply with the provisions of SFAS 133 to qualify for hedge accounting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Partnership Management

Effective as of April 28, 2006, Star Gas LLC withdrew as the general partner of the Partnership and Kestrel Heat became the general partner of the Partnership, in accordance with the terms of the unit purchase agreement. Kestrel Heat is wholly-owned by Kestrel. Kestrel appoints all of the directors of Kestrel Heat. Kestrel is a private equity investment partnership formed by Yorktown Energy Partners VI, L.P. (“Yorktown”), Paul A. Vermylen and other investors.

Kestrel Heat, as the general partner of the Partnership, oversees the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership or elect the directors of the general partner. The Board of Directors of the general partner has adopted a set of Partnership Governance Guidelines in accordance with the requirements of the New York Stock Exchange. A copy of these Guidelines is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge by contacting Richard F. Ambury, (203) 328-7300.

As of December 14, 2006, Kestrel Heat and its affiliates owned an aggregate of 12,803,128 common units, representing 16.9% of the issued and outstanding common units, and Kestrel Heat owned 325,729 general partner units.

The general partner owes a fiduciary duty to the unitholders. However, our partnership agreement contains provisions that allow the general partner to take into account the interests of parties other than the Limited Partners in resolving conflict of interest, thereby limiting such fiduciary duty. Notwithstanding any limitation on obligations or duties, the general partner will be liable, as the general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the general partner.

As is commonly the case with publicly traded limited partnerships, the general partner does not directly employ any of the persons responsible for managing or operating the Partnership.

Directors and Executive Officers of the General Partner

Directors are elected for one-year terms. The following table shows certain information for directors and executive officers of the general partner as of December 29, 2006:

Name	Age	Position
Paul A. Vermylen, Jr.	60	Chairman, Director

Joseph P. Cavanaugh	69	Chief Executive Officer and Director

Daniel P. Donovan	60	President, Chief Operating Officer and Director

Richard F. Ambury	49	Chief Financial Officer

Richard G. Oakley	47	Vice President and Controller

Henry D. Babcock (1)	66	Director

C. Scott Baxter (1)	45	Director

Bryan H. Lawrence	64	Director

Sheldon B. Lubar	77	Director

William P. Nicoletti (1)	61	Director

(1)	Audit Committee member

Paul A. Vermylen, Jr. Mr. Vermylen has been the Chairman and a director of Kestrel Heat since April 28, 2006. Mr. Vermylen is a founder of Kestrel and has served as its President and as a manager since July, 2005. Mr. Vermylen has been employed since 1971, serving in various capacities, including as a Vice President of Citibank N.A. and Vice President-Finance of Commonwealth Oil Refining Co. Inc. Mr. Vermylen served as Chief Financial Officer of Meenan Oil Co., L.P. from 1982 until 1992 and as President of Meenan Oil Co., L.P. until 2001, when Meenan was acquired by the Partnership. Since 2001, Mr. Vermylen has pursued private investment opportunities. Mr. Vermylen serves as a director of certain non-public companies in the energy industry in which Kestrel holds equity interests including Downeast LNG, Inc., COALition Energy, LLC and Moneta Energy Services Ltd. Mr. Vermylen is a graduate of Georgetown University and has a M.B.A. from Columbia University.

Joseph P. Cavanaugh. Mr. Cavanaugh has been Chief Executive Officer and a director of Kestrel Heat since April 28, 2006. Mr. Cavanaugh was Chief Executive Officer and a director of Star Gas from March 2005 until April 28, 2006. From December 2004, after the sale of the Partnership’s propane segment to Inergy L.P. to March 2005, Mr. Cavanaugh was employed by Inergy to direct the transition of the business to them. From March 1999 to December 2004 Mr. Cavanaugh was Chief Executive Officer of the Partnership’s propane segment. From December 1997 to March 1999, Mr. Cavanaugh served as President and Chief Executive Officer of Star Gas Corporation, a predecessor general partner. From October 1969 to December 1997, Mr. Cavanaugh held various financial and management positions with Petro. Mr. Cavanaugh is a graduate of Iona College and received an MS from Pace University.

Daniel P. Donovan. Mr. Donovan has been President and Chief Operating Officer and a director of Kestrel Heat since April 28, 2006. Mr. Donovan was President and Chief Operating Officer of Star Gas from May 2004 until April 28, 2006. From January 1980 to May 2004, he held various management positions with Meenan Oil Co. LP, including Vice President and General Manager from 1998 to 2004. Mr. Donovan worked for Mobil Oil Corp. from 1971 to 1980. His last position with Mobil was President and General Manager of its heating oil subsidiary in New York City and Long Island. Mr. Donovan is a graduate of St. Francis College in Brooklyn, New York and received an M.B.A. from Iona College.

Richard F. Ambury. Mr. Ambury has been Chief Financial Officer, Treasurer and Secretary of Kestrel Heat since April 28, 2006. Mr. Ambury was Chief Financial Officer, Treasurer and Secretary of Star Gas from May 2005 until April 28, 2006. From November 2001 to May 2005, Mr. Ambury was Vice President and Treasurer of Star Gas. From March 1999 to November 2001, Mr. Ambury was Vice President of Star Gas Propane, L.P. From February 1996 to March 1999,

Mr. Ambury served as Vice President—Finance of Star Gas Corporation, the predecessor general partner. Mr. Ambury was employed by Petro from June 1983 through February 1996, where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Ambury has been a Certified Public Accountant since 1981 and is a graduate of Marist College.

Richard G. Oakley. Mr. Oakley has been Vice President and Controller of Kestrel Heat since May 22, 2006. From September 1982 until May 2006 he held various positions with Meenan Oil Co. LP, most recently that of Controller since 1993. Mr. Oakley is a graduate of Long Island University.

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. Mr. Babcock is Chairman of Train, Babcock Advisors LLC, a privately-owned registered investment advisor. He joined the firm in 1976, became a partner in 1980 and CEO in 1999. Prior to this, he ran an affiliated venture capital company that was active the in the U.S. and abroad. Mr. Babcock is a graduate of Yale University and received an MBA from Columbia University. He serves on the Education Leadership Council of Save the Children and is a director of the Caumsett Foundation.

C. Scott Baxter. Mr. Baxter has been a director of Kestrel Heat since April 28, 2006. Mr. Baxter is the Managing Partner for Green River Energy Partners, LLC, headquartered in New York City. Green River is a principal investing firm, which invests in public and private equity in energy and was founded in 2005. From 2002 to 2005, he was a founding partner of Baxter Bold & Company, a corporate energy M&A and private equity advisory firm. From 1999 through 2001, he was Head of Americas for the Global Energy Investment Banking Group of JPMorgan. From 1989 to 1999, Mr. Baxter worked for Salomon Smith Barney’s Global Energy Investment Banking Group where he was a Managing Director. Mr. Baxter holds a B.S. degree in Economics from Weber State University where he graduated cum laude, and received an MBA degree from the University of Chicago Graduate School of Business. From 2002 to 2005 Mr. Baxter was also an adjunct professor of finance at Columbia University’s Graduate School of Business.

Bryan H. Lawrence. Mr. Lawrence has been a director of Kestrel Heat since April 28, 2006 and as a manager of Kestrel since July, 2005. Mr. Lawrence is a founder and senior manager of Yorktown, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence had been employed since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Crosstex Energy, Inc., Hallador Petroleum Company (each a United States publicly traded company), Winstar Resources Ltd. (a Canadian public company) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence also serves as a director of Crosstex Energy GP, LLC, the general partner of Crosstex Energy, L.P. (a United States publicly traded company). Mr. Lawrence is a graduate of Hamilton College and received an M.B.A. from Columbia University.

Sheldon B. Lubar. Mr. Lubar has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July, 2005. Mr. Lubar has been Chairman of the board of Lubar & Co. Incorporated, a private investment and venture capital firm he founded, since 1977. He was Chairman of the board of Christiana Companies, Inc., a logistics and manufacturing company, from 1987 until its merger with Weatherford International in 1995. Mr. Lubar had also been Chairman of Total Logistics, Inc., a logistics and manufacturing company until its acquisition in 2005 by SuperValu Inc. He has served as a director of Grant Prideco, Inc., an energy services company, since 2000; Weatherford International, Inc., an energy services company, since 1995; Crosstex Energy, Inc. since January 2004 and Crosstex Energy GP, LLC, the General Partner of Crosstex Energy, L.P. He is also a director of several private companies. Mr. Lubar holds a bachelor’s degree in Business Administration and a Law degree from the University of Wisconsin-Madison. He was awarded an honorary Doctor of Commercial Science degree from the University of Wisconsin-Milwaukee.

William P. Nicoletti. Mr. Nicoletti has been a director of Kestrel Heat since April 28, 2006. Mr. Nicoletti was the non-executive chairman of the board of Star Gas from March 2005 until April 28, 2006. Mr. Nicoletti was a director of Star Gas from March 1999 until April 28, 2006 and was a director of Star Gas Corporation, the predecessor general partner from November 1995 until March 1999. He is Managing Director of Nicoletti & Company, Inc., a private investment banking firm. Mr. Nicoletti was formerly a senior officer and head of Energy Investment Banking for E. F. Hutton & Company, Inc., PaineWebber Incorporated and McDonald Investments, Inc. Mr. Nicoletti is a director of MarkWest Energy Partners, L.P., and SPI Petroleum, LLC. Mr. Nicoletti is a graduate of Seton Hall University and received an M.B.A. from Columbia University.

Meetings and Compensation of Directors

During fiscal 2006, the Board of Directors of Star Gas met 15 times and the Board of Directors of Kestrel Heat met one time. All Star Gas Directors attended each meeting except one former director did not attend one meeting. Following its appointment as general partner, all Kestrel directors except Mr. Lubar attended the Board of Directors meeting.

Each non-management director, with the exception of Bryan Lawrence who has chosen not to receive any fees, receives an annual fee of $27,000 plus $1,500 for each regular meeting attended and $750 for each telephonic meeting attended. The Chairman of the Audit Committee receives an annual fee of $12,000 while other Audit Committees members receive an annual fee of $6,000. Each member of the Audit Committee receives $1,500 for every regular meeting attended and $750 for every telephonic meeting attended. The non-executive chairman of the Board receives an annual fee of $120,000.

Committees of the Board of Directors

Kestrel Heat’s Board of Directors has one standing committee, the Audit Committee. Its members are appointed by the Board of Directors for a one-year term and until their respective successors are elected.

Audit Committee

William P. Nicoletti, Henry D. Babcock and C. Scott Baxter have been appointed to serve on the Audit Committee of the general partner’s Board of Directors. Kestrel Heat’s Board of Directors has adopted an Audit Committee Charter. A copy of this charter is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge by contacting Richard F. Ambury (203)328-7300. The Audit Committee reviews the external financial reporting of the Partnership, selects and engages the Partnership’s independent registered public accountants and approves all non-audit engagements of the independent registered public accountants. During fiscal 2006, the Audit Committee of Star Gas met three times and the Audit Committee of Kestrel Heat met four times. All members attended each meeting.

Members of the Audit Committee may not be employees of Kestrel Heat or its affiliated companies and must otherwise meet the New York Stock Exchange and SEC independence requirements for service on the Audit Committee. The Board of Directors has determined that Messrs. Nicoletti, Babcock and Baxter are independent directors in that they do not have any material relationships with the Partnership (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Partnership) and they otherwise meet the independence requirements of the NYSE and the SEC. The Partnership’s Board of Directors has also determined that at least one member of the Audit Committee, Mr. Nicoletti, meets the SEC criteria of an “audit committee financial expert.”

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, which is properly allocable to the Partnership. The Partnership’s partnership agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner.

Adoption of Code of Business Conduct and Ethics

The Partnership has adopted a written Code of Business Conduct and Ethics that applies to the Partnership’s officers, directors and employees. A copy of the Code of Business Conduct and Ethics is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge, by contacting Richard F. Ambury, (203) 328-7300.

Non-Management Directors

The non-management directors on the Board of Directors of the general partner are Messrs. Babcock, Baxter, Lawrence, Lubar, Nicoletti and Vermylen. The non-management directors have selected Mr. Vermylen to serve as lead director to chair executive sessions of the non-management directors. Unitholders interested in contacting the non-management directors as a group may do so by contacting Paul A. Vermylen, Jr. c/o Star Gas Partners, L.P., 2187 Atlantic Street, Stamford, CT 06902.

Officer Certification Requirements

The Partnership’s chief executive officer submitted to the NYSE the CEO certification required pursuant to Section 303A 12(a) of the NYSE rules for the fiscal year ended September 30, 2005.

This annual report on Form 10-K includes as exhibits the certifications of the Partnership’s chief executive officer and chief financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the Chief Executive Officer and to the named executive officers for services rendered to the Partnership and its subsidiaries during the fiscal years ended September 30, 2006, 2005 and 2004.

	Year	Summary Compensation Table Annual Compensation						Restricted Stock Awards	Long-Term Compensation
Name and Principal Position		Salary		Bonus (1)		Other Annual Comp.			Securities Underlying UARs	All Other Comp.
Joseph P. Cavanaugh,	2006	$275,000		$220,000		$34,040	(3)
Chief Executive Officer	2005	$189,000		$1,140,894	(2)	$9,910	(3)
	2004	$267,800		$—		$494,169	(3)
Daniel P. Donovan,	2006	$300,000		$240,000		$12,985	(4)
President and Chief	2005	$300,000		$—		$21,778	(4)		5,000
Operating Officer	2004	$253,654		$85,785		$24,614	(4)		10,000
Richard F. Ambury	2006	$236,333		$240,000		$12,492	(4)
Chief Financial Officer	2005	$232,988		$100,000		$16,629	(4)		9,917
	2004	$222,956		$—		$10,034	(4)		9,917
Richard G. Oakley	2006	$162,730	(5)	$50,000		$7,729	(4)
Vice President - Controller

(1)	Amounts represent bonuses earned and accrued in the fiscal year.

(2)	In connection with the sale of the propane segment in December 2004, the Partnership paid the segment’s then Chief Executive Officer, Joseph Cavanaugh, a bonus equal to three times Mr. Cavanaugh’s annual salary and bonus upon the successful completion of the sale.

(3)	These amounts represent company paid contributions under Petro’s 401(k) defined contribution retirement plan. In fiscal 2006, other annual compensation includes a Company reimbursement of $13,134 for the payment of taxes. In fiscal 2004, other annual compensation includes a $474,679 distribution from the Partnership’s SERP retirement plan. Mr. Cavanaugh became eligible in fiscal 2004 to receive distributions from the SERP plan.

(4)	These amounts represent company paid contributions under Petro’s 401(k) defined contribution retirement plan.

(5)	Mr. Oakley was elected an officer of the Partnership in October 2006, but has been serving as its Controller since May 2006, and prior thereto served as Controller of Meenan Oil Co. LP.

Aggregated Option/UAR Exercises in Last Fiscal Year and Fiscal Year End Option/UAR Values

None

Long-Term Incentive Plans—Awards in Last Fiscal

None

Equity Compensation Plan Information

None

Employment Contracts and Service Agreements

Agreement with Joseph P. Cavanaugh

In connection with the sale of the propane segment in December 2004, the Partnership paid the segment’s then Chief Executive Officer, Joseph Cavanaugh, a bonus of $1,140,894 (equal to three times Mr. Cavanaugh’s annual salary and bonus) upon the successful completion of the sale. Upon completion of the sale, Mr. Cavanaugh’s position was terminated by the Partnership. Mr. Cavanaugh was subsequently employed by Inergy, the entity that acquired the propane segment, from December 2004 to March 2005 as President, of its Star Gas Division. Mr. Cavanaugh was appointed as the Chief Executive Officer of Star Gas, effective as of March 7, 2005, at an annual salary of $275,000.

Agreement with Daniel P. Donovan

The Partnership entered into an employment agreement with Mr. Donovan effective as of May 5, 2004. Mr. Donovan’s employment agreement has a term of three-years ending on July 12, 2007, or unless otherwise terminated in accordance with the employment agreement. The employment agreement provides for an annual base salary of $300,000. In addition, Mr. Donovan may earn a bonus of up to 40% of his base salary for services rendered based upon achieving certain performance criteria. Mr. Donovan will also be entitled to receive 10,000 common units annually under a long-term incentive plan that is to be developed by the Partnership. The employment agreement provides for one year’s salary as severance if Mr. Donovan’s employment is terminated without cause or by Mr. Donovan for good reason.

Agreement with Richard F. Ambury

Effective May 4, 2005, Petro entered into an employment agreement with Richard F. Ambury pursuant to which Mr. Ambury will be employed by Petro for a three-year term ending on May 3, 2008. Mr. Ambury will serve as Vice President and Chief Financial Officer of both Petro and the general partner of the Partnership. The agreement provides for an annual base salary of $236,333 and a performance-based bonus of up to 40% of his base salary or such higher percentage as shall be applicable to Petro’s chief operating officer. In addition to the performance-based bonus, Mr. Ambury will receive a payment of $50,000 on the last day of each 12-month period during the term. If Mr. Ambury’s employment is terminated without cause or Mr. Ambury terminates his employment for good reason, Mr. Ambury would be entitled to the following severance compensation: $572,666 if the agreement is terminated after May 1, 2006 and prior to April 30, 2007; and $286,333, if the agreement is terminated after May 1, 2007 and prior to May 3, 2008.

Agreement with Richard G. Oakley

Effective May 22, 2006, the Partnership entered into an employment agreement with Mr. Richard G. Oakley pursuant to which Mr. Oakley will be employed for a three-year term ending on May 21, 2009. Mr. Oakley will serve as Vice President – Controller of the Partnership. The agreement provides for an annual base salary of $190,000 and a performance-based bonus of up to 25% of his base salary or such higher percentage as may be applicable. If the Partnership terminates Mr. Oakley’s employment for reasons other than cause, he will be entitled to one year’s salary as severance.

401(k) Plan

Mr. Cavanaugh, Mr. Donovan, Mr. Ambury, and Mr. Oakley are covered under a 401(k) defined contribution plan maintained by Petro. Participants in the plan may elect to contribute a sum not to exceed the lesser of 17% of a participant’s compensation or the maximum limit under the Internal Revenue Code of 1975, as amended. Under this plan, Petro makes a core contribution from 4% up to a maximum 5.5% of a participant’s compensation up to $220,000 and matches 2/3 of each amount that a participant contributes with a maximum employer match of 2%.

Management Incentive Compensation Plan

On July 20, 2006, the Board of Directors of Kestrel Heat adopted a Management Incentive Compensation Plan (the “Plan”) for the Partnership. Under the Plan, certain management employees of the Partnership and its direct and indirect subsidiaries that are selected by the Board to participate in the Plan shall be entitled to receive a pro rata share of an amount in cash up to:

•	50% of the Incentive Distributions (as defined in the Partnership Agreement) otherwise distributable to Kestrel Heat pursuant to the Partnership Agreement; and

•	50% of the cash proceeds (the “Gains Interest”) which Kestrel Heat shall receive from the sale of its General Partner Units (as defined in the Partnership Agreement), less expenses and applicable taxes.

To fund the benefits under the Plan, Kestrel Heat has agreed to forego receipt of up to 50% of all distributions to which it would be entitled in excess of minimum quarterly distributions. Amounts payable to management under this Plan will be treated as compensation and will reduce both EBITDA and net income. Kestrel Heat has also agreed to contribute to the Partnership, as a contribution to capital, an amount equal to the Gains Interest payable to participants in the Plan by the Partnership.

The Plan is administered by the Partnership’s Chief Financial Officer under the direction of the Board or by such other officer as the Board may from time to time direct.

In October 2006, the Board awarded 1,000 participation points in the Plan to certain officers, including the following points to the following named executive officers: Joseph Cavanaugh-233 1/3; Dan Donovan-233 1/3; and Richard Ambury-233 1/3. This would entitle each of them to receive approximately 23% of any amounts distributed under the Plan during the 2007 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership as of December 14, 2006 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Partnership knows to hold 5% or more of the Partnership’s units.

Except as indicated, the address of each person is c/o Star Gas Partners, L.P. at 2187 Atlantic Street, Stamford, Connecticut 06902-0011.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	12,803,128	16.90%	325,729	100%
Paul A. Vermylen, Jr.	—	—
Joseph P. Cavanaugh	—	—
Daniel P. Donovan	—	—
Richard F. Ambury	2,125	*
Richard G. Oakley	—	—
Henry D. Babcock	41,121	*
C. Scott Baxter	—	—
Bryan H. Lawrence	—	—
Sheldon B. Lubar	—	—
William P. Nicoletti	20,252	*

All officers and directors and Kestrel Heat, LLC as a group (10 persons)	12,866,626	16.98%	325,729	100%
MacKay Shields, LLC (b)	8,808,932	11.63%

(a)	Includes (i) 500,000 common units and 325,729 general partner units owned by Kestrel Heat, and (ii) 12,303,128 common units owned by KM2, as to which Kestrel, in its capacity as sole member of Kestrel Heat and KM2, may be deemed to share beneficial ownership.

(b)	According to a Schedule 13G filed with the SEC on May 8, 2006, MacKay Shields, LLC an investment adviser for various clients registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of the common units.

*	Amount represents less than 1%.

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

Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Section 16 Forms were required for those persons, the General Partner believes that during fiscal 2006 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, which is properly allocable to the Partnership. The Partnership’s partnership agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner.

Kestrel has the ability to elect the Board of Directors of Kestrel Heat, including Messrs. Vermylen, Lawrence and Lubar. Messrs. Vermylen, Lawrence and Lubar are also members of the board of managers of Kestrel and, either directly or through affiliated entities, own equity interests in Kestrel. Kestrel owns all of the issued and outstanding membership interests of Kestrel Heat and KM2, LLC, a Delaware limited liability company (“M2”). Kestrel Heat and M2 purchased an aggregate of 12,722,523 common units in connection with the recapitalization.

On April 26, 2006, Mr. Vermylen contributed 50,000 common units that he owned prior to the commencement of the negotiation of the recapitalization to Kestrel and an additional 30,605 common units acquired upon exercise of the rights, in exchange for additional membership interests in Kestrel. Kestrel, in turn, contributed the 80,605 common units to M2.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2006 and 2005, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2006	2005
Audit Fees (1)	$1,540	$1,716
Audit-Related Fees (2)	65	139

Audit and Audit-Related Fees	1,605	1,855
Tax Fees (3)	653	390

Total Fees	$2,258	$2,245

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership, review of and preparation of consents for registration statements filed with the Securities and Exchange Commission, for review of the Partnership’s tax provision and for subsidiary statutory audits. The fees in 2005 also included fees related to services in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Audit fees incurred in connection with registration statements were $90,000 and $95,000 for fiscal years 2006 and 2005, respectively.

(2)	Audit-related fees were principally for audits of financial statements of certain employee benefit plans, internal controls reviews, other services related to financial accounting and reporting standards and preparation for the Partnership’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

(3)	Tax fees related to services for tax consultation and tax compliance.

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

1. Financial Statements

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits.

See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Incorp by Ref. to Exh.	Description
3.1	3.1(1)	Amended and Restated Certificate of Limited Partnership

4.1	99.1(2)	Second Amended and Restated Agreement of Limited Partnership

4.2	99.3(3)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership

4.3	99.1(3)	Amended and Restated Unit Purchase Rights Agreement dated as of July 20, 2006

10.1	10.21(4)	June 2000 Star Gas Employee Unit Incentive Plan†

10.2	10.41(5)	Employment Agreement between Petro Holdings, Inc. and Daniel P. Donovan.†

10.3	10.1(6)	Interest Purchase Agreement for the sale of the propane operations

10.4	10.2(6)	Non-Competition Agreement with Inergy

10.5	10.35(7)	Credit Agreement dated December 17, 2004, between Petroleum Heat and Power Co., Inc. and JPMorgan Chase Bank, N.A., Bank of America, N.A., Wachovia Bank, National Association, General Electric Capital Corporation, Citizens Bank of Massachusetts and J. P. MorganSecurities, Inc.

10.6	99.1(8)	Amendment, dated as of November 2, 2005, to the Credit Agreement, dated as of December 17, 2004 among Petroleum Heat and Power Co., Inc. and JPMorgan Chase Bank, N.A., Bank of America, N.A., Wachovia Bank, National Association, General Electric Capital Corporation, and Citizens Bank of Massachusetts

10.7	99.2(9)	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin †

10.8	10.1(10)	Employment Agreement dated May 4, 2005 between the Registrant and Richard F. Ambury†

10.9	99.1(11)	Unit Purchase Agreement dated as of December 5, 2005 among Star Gas Partners, L.P., Star Gas LLC, Kestrel Energy Partners, LLC, Kestrel Heat, LLC and KM2, LLC

10.10	99.2(2)	Indenture for the new senior notes

10.11	99.3(2)	Amended and Restated Indenture for the existing senior notes

10.12	10.60(12)	Second Amendment dated as of February 3, 2006 to Credit Agreement

10.13	99.2(3)	Management Incentive Compensation Plan†

10.14	99.4(3)	Form of Indemnification Agreement for Officers and Directors.

10.15	*	Approved Dealer / Contractor Agreement dated as of July 11, 2006 by and between AFC First Financial Corporation and Petro Holdings, Inc.

10.16	*	Employment Agreement dated May 17, 2006 between Star Gas Partners, L.P. and Richard G. Oakley.

10.17	*	Third Amendment dated as of October 30, 2006 to the Credit Agreement.

10.18	99.4(13)	Form of Amendment No. 1 to Indemnification Agreement.

10.19	*	Fourth Amendment and Waiver dated as of December 28, 2006 to the Credit Agreement.

14	*	Code of Business Conduct and Ethics

21	*	Subsidiaries of the Registrant

23.1	*	Consent of KPMG LLP

31.1	*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.2	*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.3	*	Certification of Chief Executive Officer, Star Gas Finance Company, pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.4	*	Certification of Chief Financial Officer, Star Gas Finance Company, pursuant to Rule 13a-14(a)/15d-14(a).(1)

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Filed herewith.

†	Employee compensation plan.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated April 28, 2006.

(3)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated July 20, 2006.

(4)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2000.

(5)	Incorporated by reference to and exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Commission on December 14, 2004.

(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 18, 2004.

(7)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2005.

(8)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 4, 2005.

(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.

(10)	Incorporated by reference to the an exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2005.

(11)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated December 5, 2005.

(12)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 7, 2006.

(13)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the General Partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

STAR GAS PARTNERS, L.P.
By:	KESTREL HEAT, LLC (General Partner)

By:	/s/ JOSEPH P. CAVANAUGH
Joseph P. Cavanaugh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Joseph P. Cavanaugh Joseph P. Cavanaugh	Chief Executive Officer and Director Kestrel Heat, LLC	January 16, 2007

/s/ Daniel P. Donovan Daniel P. Donovan	President, Chief Operating Officer and Director Kestrel Heat, LLC	January 16, 2007

/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Kestrel Heat, LLC	January 16, 2007

/s/ Richard G. Oakley Richard G. Oakley	Vice President – Controller (Principal Accounting Officer) Kestrel Heat, LLC	January 16, 2007

/s/ Paul A. Vermylen, Jr. Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	January 16, 2007

/s/ Henry D. Babcock Henry D. Babcock	Director Kestrel Heat, LLC	January 16, 2007

/s/ C. Scott Baxter C. Scott Baxter	Director Kestrel Heat, LLC	January 16, 2007

/s/ Bryan H. Lawrence Bryan H. Lawrence	Director Kestrel Heat, LLC	January 16, 2007

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director Kestrel Heat, LLC	January 16, 2007

/s/ William P. Nicoletti William P. Nicoletti	Director Kestrel Heat, LLC	January 16, 2007

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
Joseph P. Cavanaugh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ JOSEPH P. CAVANAUGH Joseph P. Cavanaugh	Chief Executive Officer and Director (Principal Executive Officer) Star Gas Finance Company	January 16, 2007

/s/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Star Gas Finance Company	January 16, 2007

/s/ RICHARD G. OAKLEY Richard G. Oakley	Vice President - Controller (Principal Accounting Officer) Star Gas Finance Company	January 16, 2007

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:

Item 8—Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2 – F-3

Consolidated Balance Sheets as of September 30, 2006 and September 30, 2005 (restated)	F-4

Consolidated Statements of Operations for the years ended September 30, 2006, September 30, 2005 (restated) and September 30, 2004 (restated)	F-5

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2006, September 30, 2005 (restated) and September 30, 2004 (restated)	F-6

Consolidated Statements of Partners’ Capital for the years ended September 30, 2006, September 30, 2005 (restated) and September 30, 2004 (restated)	F-7

Consolidated Statements of Cash Flows for the years ended September 30, 2006, September 30, 2005 (restated) and September 30, 2004 (restated)	F-8

Notes to Consolidated Financial Statements	F-9 – F-32

Schedules for the years ended September 30, 2006, September 30, 2005 and September 30, 2004

I. Condensed Financial Information of Registrant (restated)	F-33 – F-35

II. Valuation and Qualifying Accounts	F-36

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Star Gas Partners, L.P.:

We have audited the consolidated financial statements of Star Gas Partners, L.P. and Subsidiaries (the “Partnership”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 16, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the fiscal 2005 and 2004 consolidated financial statements have been restated.

As discussed in Note 8 to the consolidated financial statements, the Partnership changed to the weighted average cost method of valuing inventory in fiscal 2006.

KPMG, LLP

Stamford, Connecticut

January 16, 2007

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Star Gas Partners, L.P.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b), that Star Gas Partners, L.P. did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Star Gas Partners, L.P. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Partnership did not have personnel with sufficient technical expertise related to the application of the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS133). Specifically, the Partnership’s personnel lacked sufficient technical expertise to ensure compliance with the documentation requirements of SFAS 133 at inception of certain hedge relationships. This material weakness resulted in the restatement of the Partnership’s consolidated financial statements for fiscal years ended 2005 and 2004, the first, second, third quarters of 2006 and each of the quarters in fiscal 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the years in the three-year period ended September 30, 2006. This material weakness was considered in our audit of 2006 consolidated financial statements, and this report does not affect our report dated January 16, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Star Gas Partners, L.P. did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Star Gas Partners, L.P. has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Stamford, Connecticut

January 16, 2007

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended September 30,
(in thousands)	2006	2005
		(restated)
ASSETS
Current assets
Cash and cash equivalents	$91,121	$99,148
Receivables, net of allowance of $6,532 and $8,433, respectively	87,393	89,703
Inventories	75,859	52,461
Fair asset value of derivative instruments	3,766	35,140
Prepaid expenses and other current assets	37,741	28,867

Total current assets	295,880	305,319

Property and equipment, net	42,377	50,022
Long-term portion of accounts receivables	3,513	3,788
Goodwill	166,522	166,522
Intangibles, net	61,007	82,345
Deferred charges and other assets, net	10,899	15,152
Long-term assets held for sale	1,010	—

Total assets	$581,208	$623,148

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$21,544	$19,780
Working capital facility borrowings	—	6,562
Fair liability value of derivative instruments	13,790	—
Current maturities of long-term debt	96	796
Accrued expenses and other current liabilities	62,651	56,580
Unearned service contract revenue	36,634	36,602
Customer credit balances	73,863	65,287

Total current liabilities	208,578	185,607

Long-term debt	174,056	267,417
Other long-term liabilities	25,249	25,016
Partners’ capital (deficit)
Common unitholders	194,818	175,461
Subordinated unitholders	—	(5,469)
General partner	(293)	(3,621)
Accumulated other comprehensive loss	(21,200)	(21,263)

Total partners’ capital	173,325	145,108

Total liabilities and partners’ capital	$581,208	$623,148

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2006	2005	2004
		(restated)	(restated)
Sales:
Product	$1,109,332	$1,071,270	$921,443
Installations and service	187,180	188,208	183,648

Total sales	1,296,512	1,259,478	1,105,091
Cost and expenses:
Cost of product	825,694	786,302	592,428
Cost of installations and service	189,214	197,430	204,902
Change in the fair value of derivative instruments	45,677	(6,081)	(25,811)
Delivery and branch expenses	205,037	231,581	232,985
Depreciation and amortization expenses	32,415	35,480	37,313
General and administrative expenses	21,673	43,190	19,537
Goodwill impairment charge	—	67,000	—

Operating income (loss)	(23,198)	(95,424)	43,737
Interest expense	(26,288)	(36,152)	(40,072)
Interest income	5,085	4,314	3,390
Amortization of debt issuance costs	(2,438)	(2,540)	(3,480)
Loss on redemption of debt	(6,603)	(42,082)	—

Income (loss) from continuing operations before income taxes	(53,442)	(171,884)	3,575
Income tax expense	477	696	1,240

Income (loss) from continuing operations	(53,919)	(172,580)	2,335
Income (loss) from discontinued operations, net of income taxes	—	(6,189)	22,176
Gain (loss) on sales of discontinued operations, net of income taxes	—	157,560	(538)

Income (loss) before cumulative effect of changes in accounting principles	(53,919)	(21,209)	23,973
Cumulative effect of changes in accounting principles — change in inventory pricing method	(344)	—	—

Net income (loss)	$(54,263)	$(21,209)	$23,973

General Partner’s interest in net income (loss)	(160)	(191)	221

Limited Partners’ interest in net income (loss)	$(54,103)	$(21,018)	$23,752

Basic and diluted loss per Limited Partner Unit:
Continuing operations	$(1.01)	$(4.77)	$0.07

Net income (loss)	$(1.02)	$(0.59)	$0.67

Weighted average number of Limited Partner Units outstanding:
Basic	52,944	35,821	35,205

Diluted	52,944	35,821	35,205

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
(in thousands)	2006	2005	2004
		(restated)	(restated)
Net income (loss)	$(54,263)	$(21,209)	$23,973
Other comprehensive income (loss):
Unrealized gain (loss) on pension plan obligations	63	(3,931)	759

Comprehensive income (loss)	$(54,200)	$(25,140)	$24,732

Reconciliation of Accumulated Other Comprehensive Income (Loss)

(in thousands)	Pension Plan Obligations
Balance as of September 30, 2003 (restated)	$(18,091)

Unrealized gain on pension plan obligations (restated)	759

Other comprehensive income (restated)	759

Balance as of September 30, 2004 (restated)	(17,332)

Unrealized loss on pension plan obligations	(3,931)

Other comprehensive loss (restated)	(3,931)

Balance as of September 30, 2005 (restated)	(21,263)

Unrealized gain on pension plan obligations	63

Other comprehensive income	63

Balance as of September 30, 2006	$(21,200)

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

Years Ended September 30, 2006, 2005 and 2004

	Number of Units
(in thousands, except per unit amounts)	Common	Sr. Sub.	Jr. Sub.	General Partner	Common	Sr. Sub.	Jr. Sub.	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2003	30,671	3,142	345	326	$210,636	$1,571	$(1,628)	$(3,082)	$(17,721)	$189,776
Restatement adjustment (1)					376	3	(3)	(6)	(370)	—

Balance as of September 30, 2003 (restated)	30,671	3,142	345	326	211,012	1,574	(1,631)	(3,088)	(18,091)	189,776

Issuance of units	1,495	103			34,996					34,996
Net income (restated)					21,352	2,167	233	221		23,973
Other comprehensive income, net (restated)									759	759
Unit compensation expense					76	10				86
Distributions:										—
$2.30 per unit					(73,119)					(73,119)
$1.725 per unit						(5,540)	(597)	(563)		(6,700)

Balance as of September 30, 2004 (restated)	32,166	3,245	345	326	194,317	(1,789)	(1,995)	(3,430)	(17,332)	169,771
Issuance of units		147				459				459
Net loss (restated)					(18,874)	(1,943)	(201)	(191)		(21,209)
Other comprehensive income, net (restated)									(3,931)	(3,931)
Unit compensation expense					18					18

Balance as of September 30, 2005 (restated)	32,166	3,392	345	326	175,461	(3,273)	(2,196)	(3,621)	(21,263)	145,108
Net income (loss)					(55,619)	1,376	140	(160)		(54,263)
Other comprehensive loss, net									63	63
Issuance of units (2)	39,871			326	82,417					82,417
Exchange / retirement of units (2)	3,737	(3,392)	(345)	(326)	(7,441)	1,897	2,056	3,488		—

Balance as of September 30, 2006	75,774	—	—	326	$194,818	$—	$—	$(293)	$(21,200)	$173,325

(1)	See Note 2 - Restatement of Financial Information.
(2)	See Note 3 - Recapitalization.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2006	2005	2004
		(restated)	(restated)
Cash flows provided by (used in) operating activities of continuing operations:
Net income (loss)	$(54,263)	$(21,209)	$23,973
Deduct: (Income) loss from discontinued operations	—	6,189	(22,176)
(Gain) loss on sales of discontinued operations	—	(157,560)	538
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of derivative instruments	45,677	(6,081)	(25,811)
Depreciation and amortization	34,853	38,020	40,793
Cumulative effect of change in accounting principle	344	—	—
Loss on redemption of debt	6,603	42,082	—
Unit compensation expense	—	(2,185)	(4,382)
Provision for losses on accounts receivable	6,105	9,817	7,646
Goodwill impairment charge	—	67,000	—
Gain on sales of fixed assets, net	(956)	(43)	(281)
Changes in operating assets and liabilities net of amounts related to acquisitions:
Increase in receivables	(3,809)	(13,845)	(6,178)
Increase in inventories	(23,830)	(18,248)	(10,067)
Decrease (increase) in other assets and assets held for sale, net	(8,833)	(5,574)	812
Increase (decrease) in accounts payable	1,764	(5,230)	5,832
Increase (decrease) in other current and long-term liabilities	14,709	11,952	2,970

Net cash provided by (used in) operating activities of continuing operations	18,364	(54,915)	13,669

Cash flows provided by (used in) investing activities of continuing operations:
Capital expenditures	(5,433)	(3,153)	(3,984)
Proceeds from sales of fixed assets	2,162	3,398	1,462
Cash proceeds from sale of discontinued operations	—	467,186	12,495
Acquisitions	—	—	(3,526)

Net cash provided by (used in) investing activities of continuing operations	(3,271)	467,431	6,447

Cash flows provided by (used in) financing activities of continuing operations:
Working capital facility borrowings	46,336	292,200	128,000
Working capital facility repayments	(52,898)	(293,638)	(126,000)
Acquisition facility borrowings	—	—	3,000
Acquisition facility repayments	—	—	(36,000)
Proceeds from the issuance of debt	—	—	70,512
Repayment of debt	(66,138)	(259,559)	(8,471)
Debt extinguishment costs	—	(37,688)	—
Distributions	—	—	(79,819)
Proceeds from the issuance of common units, net	50,174	—	34,996
Increase in deferred charges	(594)	(8,009)	(6,092)

Net cash used in financing activities of continuing operations	(23,120)	(306,694)	(19,874)

Cash flows of discontinued operations:
Operating activities	—	(21,402)	48,076
Investing activities	—	(664)	(18,589)
Financing activities	—	10,700	(29,293)

Net cash provided by (used in) discontinued operations	—	(11,366)	194

Net increase (decrease) in cash	(8,027)	94,456	436
Cash and cash equivalents at beginning of period	99,148	4,692	4,256

Cash and cash equivalents at end of period	$91,121	$99,148	$4,692

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners” or the “Partnership”) is a home heating oil distributor and services provider. Star Gas Partners is a master limited partnership, which at September 30, 2006 had outstanding 75.8 million common units (NYSE: “SGU” representing an 99.6% limited partner interest in Star Gas Partners) and 0.3 million general partner units (representing an 0.4% general partner interest in Star Gas Partners).

The Partnership is organized as follows:

•	The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•	The Partnership’s operations are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is a wholly-owned subsidiary of Star/Petro, Inc., which is a wholly-owned subsidiary of the Partnership. Petro is a retail distributor of home heating oil that as of September 30, 2006 served approximately 440,000 total customers in the Northeast and Mid-Atlantic regions.

•	Star Gas Finance Company is a wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $172.8 million 10 1/4% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including intercompany interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

The Partnership was formerly engaged in the retail distribution of propane and related supplies and equipment. In December 2004, the Partnership sold all of its interests in its propane operations to Inergy Propane, LLC (“Inergy”) for a purchase price of $481.3 million. The Partnership recorded a gain on this sale of approximately $157 million.

2) Restatement of Financial Information

On December 26, 2006, management and the audit committee determined that it was necessary to amend and restate the Partnership’s previously issued financial statements with respect to the accounting and disclosures for certain derivative transactions under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

The Partnership has determined that its documentation for certain hedged transactions related to the purchase of heating oil did not meet the requirements of paragraph 28(a)(2) of SFAS 133 which states that documentation shall include all relevant details including the date on or the period in which the forecasted transaction is expected to occur. The documentation of these hedges did not contain sufficient specificity to qualify for hedge accounting. In addition to not meeting the documentation requirements, the Partnership has also determined that its forward contracts did not meet the criteria as described in paragraph 65(a) of SFAS 133 which permits an entity to assume that a hedge of a forecasted purchase of a commodity with a forward contract will be highly effective and that there will be no ineffectiveness to be recognized.

Prior to the restatement, the changes in fair value of derivative instruments that were designated as cash flow hedges were recorded in accumulated other comprehensive income until the forecasted transaction affected earnings. As a result of the restatement, those changes in fair value of derivative instruments are now recorded in change in the fair value of derivative instruments in the statements of operations. In addition, the change in fair value of derivative instruments that were not designated as a hedge pursuant to SFAS 133, were previously classified in cost of product. As a result of the restatement, changes in fair value of derivative instruments that were previously included in cost of product are now classified in change in fair value of derivative instruments in the statements of operations. The fair value of derivative instruments were previously classified in prepaid expenses and other current assets. The Partnership has reclassified these amounts to fair asset value of derivative instruments and fair liability value of derivative instruments in the consolidated balance sheets.

Prior to June 30, 2006, the Partnership did not include the amortization of an unrecognized gain in the calculation of pension expense resulting in an overstatement of pension expense for fiscal years 1999 to 2005 of $1.7 million. We have also restated our results to record the amortization of the unrecognized gain. The reduction to expense has been recorded as a reduction to general and administrative expense. In addition, we inappropriately grossed up our prepaid pension assets and minimum pension liability by $6.1 million and $6.4 million for fiscal years 2005 and 2004 respectively.

        As a result of the foregoing, we are restating herein our historical balance sheet as of September 30, 2005; our statements of operations, cash flows and partners’ capital for fiscal 2005 and 2004; and financial information for the fiscal quarters ended June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004.

Effects of Restatement

        The following tables set forth the effects of the restatement relating to derivative transactions and pension expense on affected line items within our previously reported financial statements for fiscal 2005 and 2004. For fiscal 2005, the effect of derivative transactions reduced the net loss by $4.7 million, as a positive adjustment to the change in the fair value of derivative instruments of $6.1 million for continuing operations was reduced by a decrease in income from discontinued operations of $1.6 million. In fiscal 2005, general and administrative expenses were reduced by $0.2 million, as the unamortized pension gain was recorded.

As of September 30, 2005, the balance in prepaid expenses and other current assets was reduced by $41.2 million to reflect a reclassification of $35.1 million to fair asset value of derivative instruments and a reduction to prepaid pension expense of $6.1 million. Long-term liabilities were reduced by $6.1 million, as the $6.1 million reclassification from prepaid pension expense was netted against the minimum pension obligation. Partners’ capital increased by $34.9 million and accumulated other comprehensive income decreased by $34.9 million to reflect the effects relating to derivative transactions of $33.4 million and the cumulative unrecognized pension gain of $1.5 million.

For fiscal 2004, the effect of derivative transactions positively impacted net income by $29.4 million, which resulted from a positive adjustment to the change in the fair value of derivative instruments of $25.8 million for continuing operations, a $1.7 million decrease in cost of product and increased income from discontinued operations of $1.9 million. In fiscal 2004, general and administrative expenses were reduced by $0.4 million, as the unamortized pension gain was recorded.

	Fiscal 2005		Fiscal 2004
(In thousands except per unit amounts)	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations
Cost of product	$786,349	$786,302	$594,153	$592,428
Change in the fair value of derivative instruments	—	(6,081)	—	(25,811)
General and administrative expenses	43,418	43,190	19,937	19,537
Operating income (loss)	(101,780)	(95,424)	15,801	43,737
Income (loss) from continuing operations	(178,936)	(172,580)	(25,601)	2,335
Income (loss) from discontinued operations	(4,552)	(6,189)	20,276	22,176
Net income (loss)	(25,928)	(21,209)	(5,863)	23,973
Basic and diluted loss from continuing operations per unit	(4.95)	(4.77)	(0.72)	0.07
Basic and diluted net income loss per unit	(0.72)	(0.59)	(0.16)	0.67

Consolidated Balance Sheets
Fair asset value of derivative instruments	—	35,140
Prepaid expenses and other current assets	70,120	28,867
Current assets	311,432	305,319
Other long-term liabilities	31,129	25,016
Partners’ capital (deficit)	131,446	166,371
Partners’ capital accumulated other comprehensive income (loss)	13,662	(21,263)

The effect of the restatement on opening partners’ capital as of September 30, 2003 was a net adjustment of $(0.4) million from accumulated other comprehensive income to the common, senior subordinated and junior subordinated unitholders and the general partner; reflecting $(0.9) million adjustment for cumulative unrecognized pension gain and $0.5 million adjustment for the effects relating to derivative transactions.

Quarterly Information (unaudited)

The following tables set forth the effects of the restatement relating to derivatives transactions on affected line items within our previously reported financial statements for fiscal quarters ended June 30, 2006; March 30, 2006; and December 31, 2005.

For three months ended June 30, 2006, the net loss declined due to the effect of derivative transactions by $2.0 million, as the change in the fair value of derivative instruments was positively impacted by $2.3 million and cost of product increased by $0.3 million. As of June 30, 2006, the balance in prepaid expenses and other current assets was reduced by $11.9 million to reflect a reclassification of $5.9 million to fair asset value of derivative instruments, a reclassification of $0.1 million to fair liability value of derivative instruments and a reduction to prepaid pension expense of $6.1 million. Long-term liabilities were reduced by $6.1 million, as the $6.1 million reclassification from prepaid pension expense was netted against the minimum pension obligation. Partners’ capital increased by $6.6 million and accumulated other comprehensive (loss) increased by $6.6 million to reflect the effects relating to derivative transactions of $5.1 million and the cumulative unrecognized pension gain of $1.5 million.

For three months ended March 31, 2006, net income increased by $10.5 million due to the effect of derivative transactions, which positively impacted the change in the fair value of derivative instruments by $11.2 million and increased cost of product by $0.7 million. As of March 31, 2006, the balance in prepaid expenses and other current assets was reduced by $9.4 million to reflect a reclassification of $3.3 million to fair asset value of derivative instruments and a reduction to prepaid pension expense of $6.1 million. Long-term liabilities were reduced by $6.1 million, as the $6.1 million reclassification from prepaid pension expense was netted against the minimum pension obligation. Partners’ capital increased by $4.6 million and accumulated other comprehensive (loss) increased by $4.6 million to reflect the effects relating to derivative transactions of $3.1 million and the cumulative unrecognized pension gain of $1.5 million.

        For three months ended December 31, 2005, net income was reduced by $40.9 million due to the effect of derivative transactions, which negatively impacted the change in the fair value of derivative instruments by $40.6 million and increased cost of product by $0.3 million. As of December 31, 2005, the balance in prepaid expenses and other current assets was reduced by $0.4 million to reflect a reclassification of $1.3 million to fair asset value of derivative instruments, a reclassification of $7.0 million to fair liability value of derivative instruments and a reduction to prepaid pension expense of $6.1 million. Long-term liabilities were reduced by $6.1 million, as the $6.1 million reclassification from prepaid pension expense was netted against the minimum pension obligation. Partners’ capital decreased by $5.9 million and accumulated other comprehensive (loss) decreased by $5.9 million to reflect the effects relating to derivative transactions of $7.4 million and the cumulative unrecognized pension gain of $1.5 million.

	Quarter Ending
	June 30, 2006		March 31, 2006		December 31, 2005
(In thousands except per unit amounts)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations
Cost of product	$114,900	$115,154	$367,870	$368,588	$261,972	$262,280
Change in the fair value of derivative instruments	—	(2,257)	—	(11,230)	—	40,563
Operating income (loss)	(24,330)	(22,327)	51,748	62,260	20,437	(20,434)
Income (loss) from continuing operations	(36,079)	(34,076)	43,557	54,069	12,874	(27,997)
Net income (loss)	(36,079)	(34,076)	43,557	54,069	12,530	(28,341)
Basic and diluted loss from continuing operations per unit	(0.56)	(0.53)	1.20	1.49	0.36	(0.77)
Basic and diluted net income loss per unit	$(0.56)	$(0.53)	$1.20	$1.49	$0.35	$(0.78)
Consolidated Balance Sheets
Fair asset value of derivative instruments	$—	$5,856	$—	$3,331	$—	$1,258
Prepaid expenses and other current assets	48,176	36,262	47,058	37,614	62,806	62,445
Current assets	292,800	286,742	314,043	307,930	322,026	322,923
Fair liability value of derivative instruments	—	55	—	—	—	7,010
Total current liabilities	159,877	159,932	147,462	not restated	218,316	225,326
Other long-term liabilities	31,535	25,422	31,645	25,532	31,756	25,643
Partners’ capital (deficit)	233,871	240,440	187,533	192,099	143,976	138,030
Partners’ capital accumulated other comprehensive income (loss)	(14,694)	(21,263)	(16,697)	(21,263)	(27,209)	(21,263)

The following tables set forth the restatement relating to derivative transactions on affected line items within our previously reported financial statements for the fiscal quarters ended September 30, 2005, June 30, 2005, March 31, 2005 and December 31, 2004.

For three months ended September 30, 2005, the net loss was reduced by $23.2 million due to the effect of derivative transactions, which resulted from a positive adjustment to the change in the fair value of derivative instruments of $ 20.1 million, a reduction in cost of product of $ 3.1 million, and a reduction in general and administrative expenses by $0.2 million, for the recognition of unamortized pension cost.

For three months ended June 30, 2005, the net loss increased by $8.0 million due to the effect of derivative transactions, which resulted from a negative adjustment to the change in the fair value of derivative instruments of $ 7.2 million and an increase in cost of product of $ 0.8 million. As of June 30, 2005, the balance in prepaid expenses and other current assets was reduced by $19.8 million to reflect a reclassification of $13.4 million to fair asset value of derivative instruments and a reduction to prepaid pension expense of $6.4 million. Long-term liabilities were reduced by $6.4 million, as the $6.4 million reclassification from prepaid pension expense was netted against the minimum pension obligation. Partners’ capital increased by $11.5 million and accumulated other comprehensive (loss) increased by $11.5 million to reflect the current quarter’s impact relating to derivative transactions of $10.2 million (including discontinued operations) and the cumulative unrecognized pension gain of $1.3 million.

For three months ended March 31, 2005, net income was positively impacted by $14.4 million due to the effect of derivative transactions, which resulted from a positive adjustment to the change in the fair value of derivative instruments of $ 21.0 million and an increase in cost of product of $ 6.6 million. As of March 31, 2005, the balance in prepaid expenses and other current assets was reduced by $27.3 million to reflect a reclassification of $20.9 million to fair asset value of derivative instruments and a reduction to prepaid pension expense of $6.4 million. Long-term liabilities were reduced by $6.4 million, as the $6.4 million reclassification from prepaid pension expense was netted against the minimum pension obligation. Partners’ capital increased by $19.5 million and accumulated other comprehensive income decreased by $19.5 million to reflect the effects relating to derivative transactions of $18.2 million and the cumulative unrecognized pension gain of $1.3 million.

For three months ended December 31, 2004, net income was negatively impacted by $25.1 million due to the effect of derivative transactions, which resulted from a negative adjustment to the change in the fair value of derivative instruments of $ 27.9 million for continuing operations, the negative effect of derivative transactions on discontinued operations of $1.6 million and a reduction in cost of product of $ 4.4 million. As of December 31, 2004, the balance in prepaid expenses and other current assets was reduced by $10.0 million to reflect a reclassification of $6.3 million to fair asset value of derivative instruments, a reclassification of $2.7 million to fair liability value of derivative instruments and a reduction to prepaid pension expense of $6.4 million. Long-term liabilities were reduced by $6.4 million, as the $6.4 million reclassification from prepaid pension expense was netted against the minimum pension obligation. Partners’ capital increased by $5.1 million and accumulated other comprehensive (loss) increased by $5.1 million to reflect the effects relating to derivative transactions of $3.8 million and the cumulative unrecognized pension gain of $1.3 million.

Quarterly Information (unaudited)

	Quarter Ending
	September 30, 2005		June 30, 2005		March 31, 2005		December 31, 2004
(In thousands except per unit amounts)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations
Cost of product	$82,902	$79,841	$117,803	$118,610	$362,741	$369,385	$222,903	$218,466
Change in the fair value of derivative instruments	—	(20,114)	—	7,216	—	(21,049)	—	27,866
General and administrative expenses	6,825	6,597	7,833	not restated	12,918	not restated	15,842	not restated
Operating loss	(39,963)	(16,560)	(23,448)	(31,471)	(17,341)	(2,936)	(21,028)	(44,457)
Loss from continuing operations	(48,752)	(25,349)	(28,917)	(36,940)	(26,619)	(12,214)	(74,648)	(98,077)
Income (loss) from discontinued operations	—	—	—	—	—	—	(4,552)	(6,189)
Net income (loss)	(46,952)	(23,549)	(29,321)	(37,344)	(24,099)	(9,694)	74,444	49,378
Basic and diluted loss from continuing operations per unit	(1.35)	(0.70)	(0.80)	(1.02)	(0.74)	(0.34)	(2.07)	(2.72)
Basic and diluted net income loss per unit	$(1.30)	$(0.65)	$(0.81)	$(1.03)	$(0.67)	$(0.27)	$2.06	$1.37

Consolidated Balance Sheets
Fair asset value of derivative instruments	$—	$35,140	$—	$13,357	$—	$20,822	$—	$6,255
Prepaid expenses and other current assets	70,120	28,867	54,570	34,779	62,577	35,321	59,243	49,260
Current assets	311,432	305,319	318,205	311,771	445,148	438,714	393,630	389,902
Fair liability value of derivative instruments	—	—	—	—	—	—	—	2,706
Total current liabilities	185,607	not restated	271,015	not restated	369,410	not restated	298,065	300,771
Other long-term liabilities	31,129	25,016	27,576	21,142	27,634	21,200	23,766	17,332
Partners’ capital (deficit)	131,446	166,371	178,226	189,748	207,547	227,092	231,359	236,499
Partners’ capital accumulated other comprehensive income (loss)	13,662	(21,263)	(5,810)	(17,332)	2,213	(17,332)	(12,192)	(17,332)

Certain amounts in notes 5, 8, 16, 17 and 24 have been restated to reflect the restatement adjustments reflected above.

3) Recapitalization

Effective as of April 28, 2006 the Partnership completed a recapitalization of the Partnership pursuant to the terms of a unit purchase agreement dated as of December 5, 2005, as amended (the “unit purchase agreement”), by and among, the Partnership, Star Gas LLC (“Star Gas”), Kestrel and its wholly owned subsidiaries, Kestrel Heat, and KM2, LLC, a Delaware limited liability company. In connection with the recapitalization:

•	The Partnership received an aggregate of $57.7 million in new equity financing through (i) the sale of an aggregate of 6,750,000 common units to Kestrel Heat and KM2, LLC at a purchase price of $2.50 per unit and (ii) the sale of 19,687,500 common units in a rights offering to common unitholders at a subscription price of $2.00 per common unit ($2.25 per unit in the case of 5,972,523 units purchased by KM2, LLC pursuant to a standby commitment). Proceeds net of $7.5 million in related capitalization costs were $50.2 million.

•	The Partnership (i) repurchased $65.3 million in face amount of its existing notes, (ii) converted $26.9 million in face amount of existing notes into 13.4 million common units at a conversion price of $2.00 per unit and (iii) exchanged $165.3 million in principal amount of existing notes for a like amount of new notes that were issued under a new indenture. (See Note 14 – Long-term Debt)

•	The Partnership also entered into an amended indenture for the $7.6 million in face amount of existing notes that remained outstanding that removed the restrictive covenants from the existing indenture (See Note 14 – Long-term Debt):

•	The Partnership entered into an amended and restated partnership agreement pursuant to which, among other things:

•	Star Gas LLC withdrew as the general partner of the Partnership and Kestrel Heat was appointed the general partner of the Partnership and received 325,729 general partner units in the Partnership;

•	each outstanding senior subordinated unit and each junior subordinated unit was converted into one common unit, as a result of which the subordination period has ended;

•	the minimum quarterly distribution on the common units was reduced from $0.575 per unit per quarter, or $2.30 per year, to $0.0 per unit through September 30, 2008. Beginning October 1, 2008, minimum quarterly distributions will start accruing at a rate of $0.0675 per quarter ($0.27 on an annual basis). If the Partnership elects to commence making distributions of available cash before October 1, 2008, minimum quarterly distributions will start accruing at that earlier date;

•	all previously accrued cumulative distribution arrearages, which aggregated $111.0 million at February 14, 2006, were eliminated;

•	the target distribution levels for the incentive distribution rights were reduced so that, commencing with the quarter beginning October 1, 2008, or, if the Partnership elects to commence making distributions sooner, the quarter in which any distribution of available cash is made, the new general partner units in the aggregate will be entitled to receive 10% of the cash distributions (subject to a Management Incentive Plan – see Item 11) in a quarter once each common unit and general partner unit has received $0.0675 for that quarter, plus any arrearages on the common units from prior quarters, and 20% of the cash distributions in a quarter once each common unit and general partner unit has received $0.1125 for that quarter, plus any arrearages on the common units from prior quarters;

•	the Partnership is not required to distribute available cash through the quarter ending September 30, 2008.

The following table shows the amount of units before and after the April 28, 2006 recapitalization.

	Before Recapitalization*		After Recapitalization**
(in thousands)	Number	Percentage	Number	Percentage
Common Units
Existing common units	32,166	88.8%	32,166	42.3%
Issued to Kestrel entities	—	—	6,750	8.9%
Issued in rights offering (1)	—	—	19,687	25.9%
Issued to senior noteholders	—	—	13,434	17.6%
Issued to subordinated unitholders	—	—	3,737	4.9%

Subtotal	32,166	88.8%	75,774	99.6%

Subordinated Units
Senior subordinated units	3,392	9.4%	—	—
Junior subordinated units	345	0.9%	—	—

Subtotal	3,737	10.3%	—	—

General Partner Units	326	0.9%	326	0.4%

Total	36,229	100%	76,100	100%

*	As of March 31, 2006

**	As of April 28, 2006

(1)	Includes 6.0 million common units issued to Kestrel at $2.25 per share, pursuant to its standby commitment. As part of the recapitalization a total of 12.7 million common units were issued to Kestrel entities, representing approximately 16.7% of total units after the recapitalization.

4) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The Partnership completed the sale of its propane operations on December 17, 2004 and its natural gas and electricity operations (“TG&E”) on March 31, 2004. The results of operations of these sold operations have been classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Revenue Recognition

Sales of heating oil and other fuels are recognized at the time of delivery of the product to the customer and sales of heating and air conditioning equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year. To the extent that the Partnership anticipates that future costs for fulfilling its contractual obligations under its service maintenance contracts will exceed the amount of deferred revenue currently attributable to these contracts, the Partnership recognizes a loss in current period earnings equal to the amount that anticipated future costs exceed related deferred revenues.

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

Inventories

At September 30, 2005, the Partnership’s inventory of heating oil and other fuels were stated at the lower of cost or market computed on the first-in, first-out (FIFO) method. Effective October 1, 2005, the Partnership changed from the FIFO method to the weighted average cost (WAC) method. All other inventories, representing parts and equipment have been and continue to be stated at the lower of cost or market using the FIFO method. (See Note 8. Change in Accounting Principle and Note 10. Inventories)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists and covenants not to compete.

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment. Also in accordance with this standard, intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Partnership performs its annual impairment review during its fiscal fourth quarter or more frequently if events or circumstances indicate that the value of goodwill might be impaired. During its interim review during the second quarter of 2005, the Partnership wrote-down goodwill by $67 million. See Note 12.

Customer lists are the names and addresses of the acquired company’s patrons. Based on the historical retention experience, these lists are amortized on a straight-line basis over seven to ten years.

Covenants not to compete are agreements established with the owners of an acquired company and are amortized over the respective lives of the covenants on a straight-line basis, which are generally five years.

Impairment of Long-lived Assets

It is the Partnership’s policy to review intangible assets and other long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership determines whether the carrying values of such assets are recoverable over their remaining estimated lives through undiscounted future cash flow analysis. If such a review should indicate that the carrying amount of the assets is not recoverable, it is the Partnership’s policy to reduce the carrying amount of such assets to fair value.

Deferred Charges

Deferred charges represent the costs associated with the issuance of debt instruments and are amortized over the lives of the related debt instruments.

Advertising Expense

Advertising costs are expensed as they are incurred. Advertising expenses were $5.9 million, $9.2 million and $6.9 million in 2006, 2005 and 2004, respectively.

Customer Credit Balances

Customer credit balances represent payments received in advance from customers pursuant to a budget payment plan (whereby customers pay their estimated annual usage on a fixed monthly basis) and the payments made have exceeded the charges for heating oil deliveries.

Environmental Costs

Costs associated with managing hazardous substances and pollution are expensed on a current basis. Accruals are made for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.

Insurance Reserves

The Partnership accrues for workers’ compensation, general liability and automobile claims not covered under its insurance policies and establishes estimates based upon actuarial assumptions as to what its ultimate liability will be for these claims. The Partnership recorded $38.8 million and $33.8 million to accrued expenses at September 30, 2006 and 2005 respectively, representing its anticipated liability for claims not covered under its insurance policies.

Income Taxes

The Partnership is a master limited partnership and is not subject to tax at the entity level for federal and state income tax purposes. Rather, any income and losses of the Partnership are allocated directly to the individual partners. Except for the Partnership’s corporate subsidiaries, no recognition has been given to federal income taxes in the accompanying financial statements of the Partnership. While the Partnership’s corporate subsidiaries will generate non-qualifying Master Limited Partnership revenue, distributions from the corporate subsidiaries to the Partnership are generally included in the determination of qualified Master Limited Partnership income. All or a portion of the distributions received by the Partnership from the corporate subsidiaries could be taxable as either a dividend or capital gain to the partners.

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

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installation and service excludes taxes.

Derivatives and Hedging

SFAS No. 133, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and SFAS 133 documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, none of the Partnership’s derivatives qualify for hedge accounting treatment. Therefore, the Partnership could experience great volatility in earnings as these currently outstanding derivative instruments are marked to market.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Using a two-step approach, FIN 48 requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are required to adopt FIN 48 in fiscal 2008. The Partnership is currently assessing the impact of adopting FIN 48.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We are required to adopt SFAS 157 in fiscal 2009. It is expected that adoption of this standard will not have a significant impact on the Partnership’s financial statements.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires an employer to (i) measure the funded status of a defined benefit postretirement plan as of the date of its fiscal year-end statement of financial position, (ii) to recognize the overfunded or underfunded status of this plan as an asset or liability in its statement of financial position and (iii) to recognize changes in that funded status in the year which the changes occur through comprehensive income. The required date of adoption of the recognition and disclosure provisions of SFAS 158 differs for an employer that is an issuer of publicly traded equity securities and an employer that is not. An employer with publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We are required to adopt this provision of SFAS 158 in fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are required to adopt this provision of SFAS 158 in fiscal 2009. The Partnership is currently assessing the impact of adopting SFAS 158.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which addresses the process of quantifying financial statement misstatements. SAB No. 108 states that companies should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. If the effect of the error is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of the year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are required to adopt SAB No. 108 in fiscal 2007. The Partnership is currently assessing the impact of adopting SAB No. 108.

5) Discontinued Operations

On December 17, 2004, the Partnership completed the sale of all of its interests in its propane operations to Inergy for a net purchase price of approximately $481.3 million. Closing and other settlement costs totaled approximately $14 million and approximately $311 million was used to repay outstanding debt. In accordance with the purchase agreement, the effective date of the disposition was November 30, 2004. The Partnership recognized a gain on the sale of the propane operations totaling approximately $157 million net of income taxes of $1.3 million.

On March 31, 2004, the Partnership sold the stock and business of its natural gas and electricity operations to a private party for a purchase price of approximately $13.5 million. The Partnership realized a gain of approximately $0.2 million as a result of this transaction.

The components of discontinued operations for the years ended September 30, are as follows (in thousands):

	2005	2004
	Propane	Natural Gas & Electricity	Propane	Total
	(restated)		(restated)	(restated)
Sales	$58,722	$52,413	$348,846	$401,259
Cost of sales	40,079	46,867	195,100	241,967
Delivery and branch expenses	17,796	—	92,701	92,701
Depreciation & amortization expenses	3,481	258	20,030	20,288
General & administrative expenses	2,096	4,255	10,090	14,345

	(4,730)	1,033	30,925	31,958
Net interest expense	1,384	—	9,221	9,221
Other loss	27	—	166	166

Income (loss) from discontinued operations before income taxes	(6,141)	1,033	21,538	22,571
Income tax expense	48	110	285	395

Income (loss) from discontinued operations	$(6,189)	$923	$21,253	$22,176

6) Quarterly Distribution of Available Cash (See Note 3.)

Partnership Distribution Provisions

Beginning October 1, 2008, minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis). If the Partnership elects to commence making distributions of available cash before October 1, 2008, minimum quarterly distributions will begin to accrue at such earlier date. Thereafter, in general, the Partnership intends to distribute to its partners on a quarterly basis, all of its available cash, if any, in the manner described below. “Available cash” generally means, for any of its fiscal quarters, all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partners to:

•	provide for the proper conduct of the Partnership’s business;

•	comply with applicable law, any of its debt instruments or other agreements; or

•	provide funds for distributions to the common unitholders during the next four quarters, in some circumstances.

Available cash will generally be distributed as follows:

•	first, 100% to the common units, pro rata, until the Partnership distributes to each common unit the minimum quarterly distribution of $0.0675;

•	second, 100% to the common units, pro rata, until the Partnership distributes to each common unit any arrearages in payment of the minimum quarterly distribution on the common units for prior quarters;

•	third, 100% to the general partner units, pro rata, until the Partnership distributes to each general partner unit the minimum quarterly distribution of $0.0675;

•	fourth, 90% to the common units, pro rata, and 10% to the general partner units, pro rata (subject to the Management Incentive Plan See Item 11), until the Partnership distributes to each common unit the first target distribution of $0.1125; and

•	thereafter, 80% to the common units, pro rata, and 20% to the general partner units, pro rata.

The revolving credit facility and the indenture for the new notes both impose certain restrictions on the Partnership’s ability to pay distributions to unitholders.

7) Segment Reporting

At September 30, 2006, 2005 and 2004 the Partnership had one reportable operating segment, the retail distribution of heating oil. It operates primarily in the Northeast and Mid-Atlantic regions. Heating oil is principally used by the Partnership’s residential and commercial customers to heat their homes and buildings, and as a result, weather conditions have a significant impact on the demand for heating oil.

In March 2004, the Partnership sold the stock and business of its natural gas and electricity segment to a private party. In December 2004, the Partnership completed the sale of all its interest in its propane segment to Inergy. In prior years, the administrative expenses and debt service costs for the public master limited partnership were not allocated to the existing segments and were disclosed separately.

8) Change in Accounting Principle

At September 30, 2005, the Partnership’s inventory of heating oil and other fuels were stated at the lower of cost or market computed on the first-in, first-out (FIFO) method.

Effective October 1, 2005, the Partnership changed from the FIFO method to the weighted average cost (WAC) method for its inventory of heating oil and other fuels. All other inventories, representing parts and equipment, have been and continue to be stated at the lower of cost or market using the FIFO method. The Partnership believes that the WAC methodology is preferable in the circumstances because it reflects a more accurate correlation between revenues and product costs experienced in the Partnerships business environment by normalizing the carrying cost of heating oil and other fuels given the increasing short-term volatility in the marketplace for these products. The cumulative effect of this change as of October 1, 2005 decreased net income by $0.3 million for fiscal year ended September 30, 2006.

Pro forma amounts assuming the change in accounting principle is applied retroactively are:

	Years Ended September 30,
in thousands except per unit data	2006	2005	2004
		(restated)	(restated)
Net income (loss) as previously reported	$(54,263)	$(21,209)	$23,973
Pro forma net income (loss)	$(53,919)	$(21,346)	$24,632
General Partners interests in pro forma net income (loss)	$(159)	$(192)	$227
Limited Partners interests in pro forma net income (loss)	$(53,760)	$(21,154)	$24,405
Basic and fully diluted income (loss) per Limited Partner unit as previously reported	$(1.02)	$(0.59)	$0.67
Pro forma basic and fully diluted income (loss) per Limited Partner unit	$(1.02)	$(0.59)	$0.69

9) Derivative Instruments - Inventory

The Partnership periodically enters into derivatives in order to economically hedge a portion of its forecasted future home heating oil purchases through futures, options, and swap agreements. Depending upon the fair value of these instruments by counterparty, the amount can be included in fair asset value of derivative instruments or fair liability value of derivative instruments. At September 30, 2006, $3.8 million was carried as a current asset in fair asset value of derivative instruments and $13.8 million carried as a current liability in fair liability value of derivative instruments. At September 30, 2005, $35.1 million was carried as a current asset in fair asset value of derivative instruments. None of the Partnerships derivative instruments qualify for hedge accounting treatment as explained in Note 4.

To economically hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its price plan customers under contract, the Partnership at September 30, 2006 had outstanding 44.9 million gallons of swap contracts to buy heating oil with a notional value of $97.8 million and a fair value of $(13.7) million; 23.7 million gallons of futures contracts to buy heating oil with a notional value of $47.9 million and a fair value of $(4.1) million; and 35.0 million gallons of purchased call option contracts to buy heating oil with a notional value of $77.5 million and a fair value of $1.7 million. To economically hedge its inventory, the Partnership at September 30, 2006 also had outstanding 4.9 million gallons of future contracts to buy heating oil with a notional value of $8.3 million and a fair value of $0.4 million; 38.5 million gallons of future contracts to sell heating oil with a notional value of $75.5 million and a fair value of $6.1 million. In addition, to economically hedge its internal fuel usage the Partnership had outstanding 1.9 million gallons of future contracts to buy gasoline with a notional value of $3.9 million and a fair value of $(0.4) million. The contracts expire at various times with no contract expiring later than October 31, 2007.

To economically hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its price plan customers under contract, the Partnership at September 30, 2005 had outstanding 26.2 million gallons of swap contracts to buy heating oil with a notional value of $41.8 million and a fair value of $13.8 million; 64.0 million gallons of futures contracts to buy heating oil with a notional value of $116.1 million and a fair value of $18.3 million;

and 17.6 million gallons of purchased call option contracts to buy heating oil with a notional value of $38.6 million and a fair value of $4.2 million. To economically hedge its inventory, the Partnership at September 30, 2005 also had outstanding 1.0 million gallons of future contracts to buy heating oil with a notional value of $2.2 million and a fair value of $0.1 million; 20.5 million gallons of future contracts to sell heating oil with a notional value of $36.8 million and a fair value of $(1.3) million. These contracts expired in fiscal 2006.

Given the staggered renewals of price protected contracts, the derivative instruments associated with price protected customers described in the two foregoing paragraphs represent a substantial majority of the volume anticipated to be required to satisfy the Partnership’s then established fixed and maximum price obligations for the twelve months following September 30, 2006 and 2005, respectively.

To the extent that any derivative instruments do not meet the requirements of SFAS No. 133 to qualify for hedge accounting the Partnership records changes in the fair value of derivative instruments in the statement of operations in the line item change in the fair value of derivative instruments. Realized gains and losses are recorded in cost of product with the related purchase of home heating oil for price protected customers. The following table summarizes the total derivative gains and losses included in the statement of operations.

	Years Ended September 30,
	2006	2005	2004
Change in the fair value of derivative instruments	$45,677	$(6,081)	$(25,811)
Realized (gains) and losses—included in cost of product	(17,431)	(34,901)	(10,870)

Total	$28,246	$(40,982)	$(36,681)

10) Inventories

The components of inventory were as follows (in thousands):

	September 30,
	2006	2005
Heating oil and other fuels	$63,618	$39,858
Fuel oil parts and equipment	12,241	12,603

	$75,859	$52,461

Heating oil and other fuel inventories were comprised of 32.5 million gallons and 21.3 million gallons on September 30, 2006 and September 30, 2005, respectively.

11) Property, Plant and Equipment

The components of property, plant and equipment and their estimated useful lives were as follows (in thousands):

	September 30,		Useful Estimated Lives
	2006	2005
Land	$10,476	$10,885	—
Buildings and leasehold improvements	21,534	21,627	1 -40 years
Fleet and other equipment	36,487	35,249	1 -16 years
Tanks and equipment	7,786	7,438	8 -35 years
Furniture, fixtures and office equipment	46,219	45,645	3 -12 years

Total	122,502	120,844
Less accumulated depreciation	80,125	70,822

Property and equipment, net	$42,377	$50,022

Depreciation expense was $11.2 million, $13.5 million and $15.3 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

12) Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill.

The Partnership has selected August 31 of each year to perform its annual impairment review under SFAS No. 142. The evaluations utilize both an income and market valuation approach and contain reasonable and supportable assumptions and projections and reflect management’s best estimate of projected future cash flows. If the assumptions and estimates underlying the goodwill impairment evaluation are not achieved, a goodwill impairment charge may be necessary. On August 31, 2004, the Partnership, with the assistance of a third party valuation firm, performed its annual goodwill impairment evaluation for its reporting units and at that time determined that no impairment charge was necessary. During the second fiscal quarter of 2005, a number of events occurred that indicated a possible impairment of goodwill might exist. These events included: the Partnership’s determination in February 2005 that the Partnership could expect to generate significantly lower than expected operating results for the year and a significant decline in the Partnership’s unit price. As a result of these triggering events and circumstances, the Partnership completed an additional SFAS No. 142 impairment review with the assistance of a third party valuation firm as of February 28, 2005. The evaluation utilized both an income and market valuation approach and contained reasonable assumptions and reflected management’s best estimate of projected future cash flows. This review resulted in a non-cash goodwill impairment charge of approximately $67 million for fiscal year 2005, which reduced the carrying amount of goodwill. On August 31, 2005, the Partnership performed its annual goodwill impairment valuation with the assistance of a third party valuation firm and it was determined based on this analysis that there was no additional goodwill impairment.

The Partnership performed its annual goodwill impairment valuation as of August 31, 2006, and it was determined based on this analysis that there was no goodwill impairment.

A summary of changes in the Partnership’s goodwill during the fiscal years ended September 30, 2006 and 2005 are as follows (in thousands):

Balance as of September 30, 2004	$233,522
Second fiscal quarter 2005 impairment charge	(67,000)

Balance as of September 30, 2005	166,522
Fiscal year 2006 activity	—

Balance as of September 30, 2006	$166,522

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2006			September 30, 2005
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists	$187,604	$126,601	$61,003	$189,559	$107,265	$82,294
Covenants not to compete	4,755	4,751	4	4,755	4,704	51

	$192,359	$131,352	$61,007	$194,314	$111,969	$82,345

Amortization expense for intangible assets was $21.2 million, $21.6 million and $21.7 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2007 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2007	$20,171
2008	$18,386
2009	$11,641
2010	$6,442
2011	$4,367

13) Long-Term Assets Held for Sale

Prior to December 31, 2005, the Partnership received two separate offers to sell certain net assets of two separate heating oil locations in New England. The Partnership determined at that time that the assets being offered in these pending sales met the criteria as “Assets Held for Sale” in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, in contemplation of the future sale of these heating oil locations, the carrying value of the assets and liabilities were reclassified on the Partnership’s Consolidated Balance Sheet. The sale of one heating oil location closed on January 18, 2006 and the Partnership recognized a gain of approximately $0.8 million. In June 2006, the Partnership decided to retain the other heating oil location and no longer hold it out for sale. The Partnership has reclassified this heating oil location from assets held for sale and has resumed normal depreciation and amortization of these assets.

Prior to June 30, 2006, the Partnership authorized the sale of three facilities located in New Jersey, Massachusetts and Rhode Island with a total net book value of $1.1 million. The Partnership determined that these facilities meet the criteria as “Assets Held for Sale” in accordance with SFAS No. 144 . Accordingly, in contemplation of the future sale of these facilities, the carrying value of the assets and liabilities were reclassified on the Partnership’s Consolidated Balance Sheet. The sale of the Rhode Island facility was finalized in July 2006 and the Partnership recognized a gain of approximately $0.1 million. The remaining two facilities at September 30, 2006 have a total net book value of $1.0 million. The New Jersey facility is still on the market and the Partnership is negotiating with suitable buyers. The Massachusetts facility was sold in December 2006 and the Partnership recognized a gain of approximately $0.2 million. The Partnership cannot provide any assurance that its activities will ultimately lead to a sale of the New Jersey facility. In the event that a suitable buyer cannot be found, the Partnership will reclassify the New Jersey facility from assets held for sale and will resume normal depreciation of the asset. No impairment has been recorded in connection with the contemplated sale, as it is anticipated that proceeds from any future sale will exceed the net book value of the assets sold.

14) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2006	2005
Accrued wages and benefits	$12,731	$10,147
Accrued workers’ compensation, general liability and auto claims	38,808	33,763
Other accrued expenses and other current liabilities	11,112	12,670

	$62,651	$56,580

15) Long-Term Debt and Bank Facility Borrowings

The Partnership’s long-term debt at September 30, 2006 and 2005 is as follows (in thousands):

	September 30,
	2006	2005
10.25% Senior Notes (a)	$174,056	$267,322
Working Capital Facility Borrowings (b)	—	6,562
Acquisition Notes Payable and other	96	891

Total debt	174,152	274,775
Less current maturities	(96)	(796)
Less working capital facility borrowings	—	(6,562)

Total long-term portion debt	$174,056	$267,417

(a)	These notes accrue interest at an annual rate of 10.25% and require semi-annual interest payments on February 15 and August 15 of each year. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium.

On April 28, 2006, in connection with the closing of the recapitalization of the Partnership, (see Note 3), the Partnership (i) repurchased $65.3 million of Senior Notes at face value, (ii) converted $26.9 million in face amount of Senior Notes into 13.4 million common units at a conversion price of $2.00 per unit and (iii) exchanged $165.3 million in principal amount of Senior Notes for a like amount of new 10.25% senior notes due 2013 (the “new notes”) that were issued under an indenture dated as of April 28, 2006 (the “new indenture”). The Senior Notes conversion price was $2.00 per unit while the closing price of the Partnership’s units on April 27, 2006 was $2.40 per unit. As such, the Partnership recorded a loss on the conversion of the existing debt in the amount of $6.6 million, consisting of $5.4 million attributable to the difference between the above unit prices, $2.0 million due to the write off of previously capitalized net deferred financing costs reduced by a $0.8 million basis adjustment to the carrying value of long-term debt.

The terms of the new indenture are substantially the same as the terms of the indenture under which the Senior Notes were issued (the “existing indenture”), except that the new indenture permits restricted payments of $22 million and allows the Partnership to make acquisitions of up to $60 million without passing certain financial tests. In addition, the new indenture provides that proceeds of asset sales may not be invested in current assets for purposes of the “asset sale” covenant. The repurchase, conversion and exchange of the existing notes in connection with the recapitalization has resolved any claims of the participating noteholders resulting from the sale of the Partnership’s propane business in December 2004, including the Partnership’s use of such proceeds to purchase working capital inventory and Star Gas Partners’ determination that “excess proceeds” (as defined in the existing indenture) did not include any amounts invested in such inventory and the granting of liens or collateral to the lenders pursuant to the credit facility.

The Partnership also entered into an amended and restated indenture (the “amended indenture”) for $7.6 million in face amount of Senior Notes that remained outstanding that removed most of the restrictive covenants from the existing indenture.

The closing of the recapitalization was deemed to be a “change of control” under the existing indenture for the remaining $7.6 million in face amount of Senior Notes that were not repurchased, converted into common units or exchanged for new notes in connection with the recapitalization. Consequently, the Partnership was required to make an offer to repurchase such Senior Notes at a purchase price equal to 101% of their face value. The Partnership completed such offer on June 22, 2006, at which time the Partnership purchased $0.1 million in face amount of the Senior Notes.

(b)	In December 2004, Petro entered into a $260 million revolving credit facility agreement with a group of lenders which expires in December 2009. This revolving credit facility, as amended, provides the Partnership with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $95 million in letters of credit. For the peak winter months from December through March, Petro can borrow up to $310 million. Obligations under the revolving credit facility are secured by liens on substantially all assets and are guaranteed by Petro and by the Partnership. On December 28, 2006, the Partnership obtained a waiver from the lender group which extended the date for the delivery of financial statements for fiscal 2006 to February 15, 2007.

The revolving credit facility imposes certain restrictions on Petro, including restrictions on its ability to incur additional indebtedness, to pay distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities. The revolving credit facility also requires Petro to maintain certain financial ratios, and contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events. The occurrence of an event of default or an acceleration under the revolving credit facility would result in the Partnership’s inability to obtain further borrowings under that facility, which could adversely affect its results of operations. An acceleration under the revolving credit facility would result in a default under the Partnership’s other funded debt.

Under the terms of the revolving credit facility, the Partnership must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of September 30, 2006, availability was $140 million and the fixed charge coverage ratio (as defined in the credit agreement) was 2.65 to 1.0. At September 30, 2006, restricted net assets of Petro totaled approximately $214.0 million.

On December 17, 2004, Petro borrowed $119 million under this revolving credit facility, which was used to repay amounts outstanding under its previous credit facilities and recognized a loss of approximately $3 million in fiscal year 2005, as a result of the early redemption of this debt. At September 30, 2005, $6.6 million was borrowed at an average interest rate of 6.0%. At September 30, 2006, there were no amounts outstanding under this credit facility.

As of September 30, 2006, the maturities including working capital borrowings during fiscal years ending September 30, are set forth in the following table:

(in thousands)
2007	$96
2008	$—
2009	$—
2010	$—
2011	$—
Thereafter	$174,056

16) Acquisitions

The Partnership made no acquisitions in fiscal 2006 and 2005.

During fiscal 2004, the Partnership acquired three retail heating oil dealers. The aggregate purchase price was approximately $3.5 million.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for fiscal 2004 (in thousands):

	2004	Useful Lives
Tanks and equipment	$427	5-30 years
Customer lists	2,179	7 years
Goodwill	920	—

Total	$3,526

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

in thousands (except per unit data)	Year Ended September 30, 2004
(restated)
Sales	$1,110,826

Net income	$25,562
General Partner’s interest in net income	237

Limited Partners’ interest in net income	$25,325

Basic and Diluted net income per limited partner unit	$0.71

17) Employee Benefit Plans

The Partnership has a 401(k) plan, which covers eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each employee to contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% core contribution of a participant’s compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation. The Partnership’s aggregate contributions to the 401(k) plan during fiscal 2006, 2005 and 2004 were $4.4 million, $5.1 million and $5.4 million, respectively.

The Partnership has two frozen defined benefit pension plans. Benefits under the frozen defined benefit plans were generally based on years of service and each employee’s compensation. Since these plans are frozen, the projected benefit obligation and the accumulated benefit obligation are the same. The Partnership’s pension expense for 2005 and 2004 was $0.8 million and $1.0 million, respectively. For 2006, the Partnership’s pension expense was $0.9 million before recording the corrections to 2005 and 2004 pension expense of $0.6 million as described in Note 2.

The following tables provide a reconciliation of the changes in the plan benefit obligations, fair value of assets, and a statement of the funded status at the indicated dates (using a measurement date of September 30):

	Years Ended September 30,
(in thousands)	2006	2005
		(restated)
Reconciliation of Benefit Obligations
Benefit obligations at beginning of year	$63,481	$60,321
Interest cost	3,382	3,501
Actuarial loss	203	5,286
Benefit payments	(4,227)	(5,627)
Settlements	—	—

Benefit obligation at end of year	$62,839	$63,481

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$50,082	$51,363
Actual return on plan assets	2,732	4,327
Employer contributions	400	19
Benefit payments	(4,227)	(5,627)
Settlements	—	—

Fair value of plan assets at end of year	$48,987	$50,082

Funded Status
Benefit obligation	$62,839	$63,481
Fair value of plan assets	48,987	50,082
Amount included in accumulated other comprehensive income	(21,200)	(21,263)
Unrecognized net actuarial loss	21,200	21,263

Accrued benefit cost	$13,852	$13,399

Amounts included in the Consolidated Balance Sheets
Prepaid benefit cost	$7,348	$7,864
Accrued benefit liability	(21,200)	(21,263)

Net amount recognized as excess accrual	$(13,852)	$(13,399)

	Years Ended September 30,
(in thousands)	2006	2005	2004
		(restated)	(restated)
Components of Net Periodic Benefit Cost
Interest cost	$3,382	$3,501	$3,593
Expected return on plan assets	(3,912)	(4,062)	(4,170)
Net amortization	1,447	1,090	1,148
Settlement loss	—	—	120

Net periodic benefit cost	$917	$529	$691

	Years Ended September 30,
	2006	2005	2004
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation as of the period indicated
Discount rate	5.75%	5.50%	6.00%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets determined using fair value.

The Partnership’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment. Based on these factors, the Partnership expects its pension assets will earn an average of 8.25% per annum.

The Partnership’s Pension Plan assets by category are as follows (in thousands):

	Years Ended September 30,
	2006	2005
Asset Categories:
Equity Securities	$29,147	$33,228
Debt Securities	19,477	16,690
Cash Equivalents	363	164

	$48,987	$50,082

The Plan’s objectives are to have the ability to pay benefit and expense obligations when due, to maintain the funded ratio of the Plan, to maximize return within reasonable and prudent levels of risk in order to minimize contributions and charges to the profit and loss statement, and to control costs of administering the Plan and managing the investments of the Plan. The strategic asset allocation of the Plan (currently 60% domestic equities and 40% domestic fixed income) is based on a long-term perspective and the premise that the Plan can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives.

The Partnership recorded an additional minimum pension liability for under-funded plans of $21.2 million at September 30, 2006 and $21.3 million at September 30, 2005 representing the excess of unfunded accumulated benefit obligations over plan assets. A corresponding amount is recognized as a reduction of the Partnership’s capital through a charge to accumulated other comprehensive income.

Expected benefit payments over each of the next five years will total approximately $4.2 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $21.8 million.

In addition, the Partnership made contributions to union-administered pension plans of $6.0 million for fiscal 2006, $7.9 million for fiscal 2005 and $7.4 million for fiscal 2004.

The discount rate used to determine net periodic pension expense was 5.5% in 2006, 6.0% in 2005 and 6.0% in 2004. The discount rate used by the Partnership in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

18) Income Taxes

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2006	2005	2004
Current:
Federal	$112	$—	$—
State	365	696	1,240
Deferred	—	—	—

	$477	$696	$1,240

The sources of the deferred income tax expense and the tax effects are as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004
		(restated)	(restated)
Depreciation	$(1,293)	$(3,017)	$614
Amortization expense	1,510	(14,657)	2,155
Vacation expense	(96)	10	(140)
Restructuring expense	28	52	52
Bad debt expense	196	(1,084)	1,066
Hedge accounting	(18,066)	2,321	8,015
Pension	(182)	(1,776)	260
Insurance expense	(6,098)	—	—
Inventory valuation adjustment	(947)	—	—
Other, net	(1,312)	(90)	(114)
Recognition of tax benefit of net operating loss to the extent of current and previous recognized temporary differences	7,599	(15,620)	(10,726)
Change in valuation allowance	18,661	33,861	(1,182)

	$—	$—	$—

The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 2006 and September 30, 2005 using current tax rates are as follows (in thousands):

	Years Ended September 30,
	2006	2005
		(restated)
Deferred Tax Assets:
Net operating loss carryforwards	$65,072	$72,671
Vacation accrual	2,237	2,141
Restructuring accrual	—	28
Bad debt expense	2,613	2,809
Amortization	11,262	12,772
Excess of book over tax hedge accounting	4,010	—
Insurance accrual	6,098	—
Inventory valuation	947	—
Pension	5,541	5,360
Other, net	1,633	321

Total deferred tax assets	99,413	96,102
Valuation allowance	(96,696)	(78,036)

Net deferred tax assets	$2,717	$18,066

Deferred Tax Liabilities:
Depreciation	$2,717	$4,010
Excess of tax over book hedge accounting	—	14,056

Total deferred tax liabilities	$2,717	$18,066

Net deferred taxes	$—	$—

In order to fully realize the net deferred tax assets, the Partnership’s corporate subsidiaries will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based upon the level of current taxable income and projections of future taxable income of the Partnership’s corporate subsidiaries over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will not realize the full benefit of its deferred tax assets at September 30, 2006 and 2005.

At September 30, 2006, Star/Petro had a total federal net operating loss carryforward of $162.7 million, of which approximately $47.9 million was limited. These carryforwards will expire between 2018 and 2024 and are generally available to offset any future taxable income.

Following an evaluation, the Partnership has determined that the issuance of units in its April 2006 recapitalization should not have resulted in an "ownership change" of Star/Petro under Section 382 of the Internal Revenue Code of 1986. The determination of whether or not an ownership change under Section 382 has occurred requires that the Partnership evaluate certain acquisitions and dispositions of units that have occurred over a rolling three-year period. As a result, future acquisitions and dispositions of units could result in an ownership change of Star/Petro.

19) Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2006, under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2007	$8,771
2008	7,395
2009	7,478
2010	5,812
2011	4,143
Thereafter	22,195

Total future minimum lease payments	$55,794

Rent expense for the fiscal years ended September 30, 2006, 2005 and 2004 was $13.4 million, $14.7 million and $12.8 million, respectively.

20) Unit Incentive Plans

The Partnership recorded income of $2.2 million and $4.5 million for unit appreciation rights during fiscal years 2005 and 2004, respectively. In addition, in fiscal year 2004 the Partnership recorded $0.1 million of general and administrative expense for restricted unit grants. At September 30, 2006, there were no outstanding unit appreciation rights.

21) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2006	2005	2004
Cash paid during the period for:
Income taxes, net	$1,335	$3,022	$1,028
Interest, net	$22,392	$36,345	$36,459
Non-cash financing activities:
Decrease in other asset for interest rate swaps	$—	$—	$293
Decrease in long-term debt—exchange Existing Notes	$(165,250)	$—	$—
Increase in long-term debt—exchange New Notes	$165,250	$—	$—
Decrease in long-term debt	$(27,135)	$(314)	$(293)
Increase Partner’s Capital—exchange debt for Common Units	$32,242	$—	$—
Decrease in interest expense—amortization of debt discount	$267	$314	$—
Increase in other current and long-term liabilities for capital leases	$(969)	$—	$—
Increase in fixed assets for capital leases	$969	$—	$—

22) Commitments and Contingencies

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

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’s dispatch system and customer attrition related thereto; (2) that Star Gas’ business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 or PSLRA, and the Federal Rules of Civil Procedure. Plaintiffs filed their response to defendants’ motions to dismiss on or about November 23, 2005 and defendants filed their reply briefs on December 20, 2005. On July 27, 2006, the Court heard oral argument on the pending motions to dismiss. On August 21, 2006, the court issued its rulings on defendants’ motions to dismiss, granting the motions and dismissing the consolidated amended complaint in its entirety. On August 23, 2006, the court entered a judgment of dismissal. On September 7, 2006, the plaintiffs moved for reconsideration and to alter and reopen the court’s August 23, 2006 judgment of dismissal and for leave to file a second consolidated amended complaint. On October 20, 2006, defendants filed their memorandum of law in opposition to the plaintiffs’ motion. Plaintiffs filed their reply brief on or about November 20, 2006. The matter is now under consideration by the court. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

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

23) Disclosures About the Fair Value of Financial Instruments

Cash, Accounts Receivable, Notes Receivable, Working Capital Facility Borrowings, and Accounts Payable

The carrying amount of cash, accounts receivable, notes receivable, working capital facility borrowings, and accounts payable approximates fair value because of the short maturity of these instruments.

Derivative Instruments and Long-Term Debt

For fiscal 2006 and 2005, the fair value is based on open market or counterparty quotations. The estimated fair value of the Partnership’s derivative instruments and long-term debt is summarized as follows (in thousands):

	At September 30, 2006		At September 30, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Derivative instruments included in fair asset value of derivative instruments	$3,766	$3,766	$35,140	$35,140
Derivative instruments included in fair liability value of derivative instruments	$13,790	$13,790	$—	$—
Long-term debt	$174,152	$178,460	$268,213	$216,866

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

24) Earnings Per Limited Partner Units

	Years Ended September 30,
(in thousands, except per unit data)	2006	2005	2004
		(restated)	(restated)
Income (loss) from continuing operations per Limited Partner unit:
Basic and Diluted	$(1.01)	$(4.77)	$0.07
Income (loss) from discontinued operations, net of income taxes per Limited Partner Unit:
Basic and Diluted	$—	$(0.18)	$0.62
Gain (loss) on sale of discontinued operations, net of income taxes per Limited Partner unit:
Basic and Diluted	$—	$4.36	$(0.02)
Cumulative effect of change in accounting principles-change in inventory pricing method per Limited Partner unit:
Basic and Diluted	$(0.01)	$—	$—

Net income (loss) per Limited Partner unit:
Basic and Diluted	$(1.02)	$(0.59)	$0.67
Basic and Diluted Earnings Per Limited Partner Unit:
Net income (loss)	$(54,263)	$(21,209)	$23,973
Less: General Partners’ interest in net income (loss)	(160)	(191)	221

Limited Partner’s interest in net income (loss)	$(54,103)	$(21,018)	$23,752

Common Units	50,804	32,166	31,647
Senior Subordinated Units	1,942	3,310	3,213
Junior Subordinated Units	198	345	345

Weighted average number of Limited Partner units outstanding	52,944	35,821	35,205

25) Selected Quarterly Financial Data (unaudited)

The seasonal nature of the Partnership’s business results in the sale by the Partnership of approximately 30% of its volume in the first fiscal quarter and 45% of its volume in the second fiscal quarter of each year. The Partnership generally realizes net income in both of these quarters and net losses during the quarters ending June and September.

	Three Months Ended				Total
(in thousands - except per unit data)	Dec. 31, 2005	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006
	(restated)	(restated)	(restated)
Sales	$414,381	$539,121	$191,514	$151,496	$1,296,512
Operating income (loss)	(20,434)	62,260	(22,327)	(42,697)	(23,198)
Income (loss) from continuing operations before income taxes	(27,747)	54,509	(33,608)	(46,596)	(53,442)
Cumulative effect of changes in accounting principles-change in inventory pricing method	(344)	—	—	—	(344)
Net income (loss)	(28,341)	54,069	(34,076)	(45,915)	(54,263)
Limited Partner interest in net income (loss)	(28,082)	53,581	(33,887)	(45,715)	(54,103)
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$(0.78)	$1.49	$(0.53)	$(0.60)	$(1.02)

	Three Months Ended				Total
(in thousands - except per unit data)	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005
	(restated)	(restated)	(restated)	(restated)	(restated)
Sales	$350,694	$555,317	$202,768	$150,699	$1,259,478
Operating loss	(44,457)	(2,936)	(31,471)	(16,560)	(95,424)
Loss from continuing operations before income taxes	(97,746)	(11,545)	(39,340)	(23,253)	(171,884)
Gain (loss) on sale of segment, net of income taxes	153,644	2,520	(404)	1,800	157,560
Net income (loss)	49,378	(9,694)	(37,344)	(23,549)	(21,209)
Limited Partner interest in net income (loss)	48,934	(9,607)	(37,006)	(23,339)	(21,018)
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$1.37	$(0.27)	$(1.03)	$(0.65)	$(0.59)

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in thousands)	Sept. 30, 2006	Sept. 30, 2005
Balance Sheets
ASSETS
Current assets
Cash and cash equivalents	$8,009	$46
Prepaid expenses and other current assets	3,026	1,796

Total current assets	11,035	1,842

Investment in subsidiaries (a)	340,632	414,441
Deferred charges and other assets, net	3,450	6,131

Total Assets	$355,117	$422,414

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$4,198	$6,232

Total current liabilities	4,198	6,232

Long-term debt (b)	174,056	267,322
Other long-term liabilities	3,538	3,752
Partners’ capital	173,325	145,108

Total Liabilities and Partners’ Capital	$355,117	$422,414

(a)	Investments in Star Petro, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.

(b)	Scheduled principal repayments of long-term debt during each of the next five fiscal years ending September 30, are as follows: 2007—$0; 2008—$0; 2009—$0; 2010—$0; 2011—$0 thereafter $174,056.

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2006	2005	2004
		(restated)	(restated)
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	9,403	26,042	3,402

Operating loss	(9,403)	(26,042)	(3,402)
Net interest expense	22,720	27,041	22,442
Amortization of debt issuance costs	702	822	730
Loss on redemption of debt	6,603	2,053	—

Loss from continuing operations	(39,428)	(55,958)	(26,574)
Income (loss) from discontinued operations, net of income taxes	—	(3,171)	26,736
Gain on sale of discontinued operations, net of income taxes	—	156,803	—

Net income (loss) before equity income (loss)	(39,428)	97,674	162
Equity income (loss) of Star Petro Inc. and subs	(14,835)	(118,883)	23,811

Net income (loss)	$(54,263)	$(21,209)	$23,973

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2006	2005	2004
Statements of Cash Flows
Cash flows provided by operating activities:
Net cash provided by (used in) operating activities of continuing operations (a)	$23,171	$(11,262)	$26,868
Cash flows provided by (used in) investing activities:
Cash proceeds from sale of discontinued operations	—	466,424	—
Contributions to subsidiaries	—	(441,881)	(49,733)

Net cash provided by (used in) investing activities of continuing operations	—	24,543	(49,733)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of debt	—	—	70,512
Repayment of debt	(65,382)	(2,000)	—
Distributions	—	—	(79,819)
Proceeds from the issuance of common units, net	50,174	—	34,996
Increase in deferred charges	—	—	(1,409)

Net cash provided by (used in) financing activities of continuing operations	(15,208)	(2,000)	24,280

Cash flows of discontinued operations:
Operating activities	—	(21,402)	46,586
Investing activities	—	(664)	(18,589)
Financing activities	—	10,700	(29,293)

Net cash provided by (used in) discontinued operations	—	(11,366)	(1,296)

Net increase (decrease) in cash	7,963	(85)	119
Cash and cash equivalents at beginning of period	46	131	12

Cash and cash equivalents at end of period	$8,009	$46	$131

(a) Includes distributions from subsidiaries	$59,038	$42,820	$55,865

Schedule II

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2006, 2005 and 2004

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2006	Allowance for doubtful accounts	$8,433	$6,104	$(8,005	) (a)	$6,532
2005	Allowance for doubtful accounts	$5,622	$9,817	$(7,006	) (a)	$8,433
2004	Allowance for doubtful accounts	$6,346	$7,646	$(8,370	) (a)	$5,622

(a)	Bad debts written off (net of recoveries).