Form 10-Q
period 2007-12-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2008-02-07
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At January 31, 2008, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,950	$112,886
Receivables, net of allowance of $8,380 and $7,645, respectively	185,780	78,923
Inventories	103,133	85,968
Fair asset value of derivative instruments	28,978	14,510
Prepaid expenses and other current assets	37,656	28,216

Total current assets	361,497	320,503

Property and equipment, net	40,564	41,721
Long-term portion of accounts receivables	1,116	1,362
Goodwill	181,496	181,496
Intangibles, net	43,488	48,468
Deferred charges and other assets, net	8,020	8,554

Total assets	$636,181	$602,104

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$23,500	$18,797
Working capital facility borrowings	19,654	—
Fair liability value of derivative instruments	837	5,312
Accrued expenses and other current liabilities	69,975	65,444
Unearned service contract revenue	44,867	37,219
Customer credit balances	48,163	71,109

Total current liabilities	206,996	197,881

Long-term debt	173,895	173,941
Other long-term liabilities	13,617	13,951

Partners’ capital
Common unitholders	257,885	232,895
General partner	(22)	(129)
Accumulated other comprehensive loss	(16,190)	(16,435)

Total partners’ capital	241,673	216,331

Total liabilities and partners’ capital	$636,181	$602,104

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2007	2006
Sales:
Product	$401,040	$280,402
Installations and service	52,904	49,842

Total sales	453,944	330,244
Cost and expenses:
Cost of product	319,258	206,236
Cost of installations and service	52,574	50,474
(Increase) decrease in the fair value of derivative instruments	(17,753)	6,315
Delivery and branch expenses	57,952	46,494
Depreciation and amortization expenses	7,008	7,372
General and administrative expenses	4,846	4,688

Operating income	30,059	8,665
Interest expense	(5,059)	(5,108)
Interest income	1,452	1,794
Amortization of debt issuance costs	(570)	(570)

Income before income taxes	25,882	4,781
Income tax expense	785	65

Net income	$25,097	$4,716

General Partner’s interest in net income	107	20

Limited Partners’ interest in net income	$24,990	$4,696

Basic and Diluted income per Limited Partner Unit	$0.33	$0.06

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	75,774	75,774

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2007	75,774	326	$232,895	$(129)	$(16,435)	$216,331

Comprehensive Income:
Net income (unaudited)			24,990	107	—	25,097
Unrealized gain on pension plan obligation			—	—	245	245

Total comprehensive income			24,990	107	245	25,342

Balance as of December 31, 2007 (unaudited)	75,774	326	$257,885	$(22)	$(16,190)	$241,673

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$25,097	$4,716

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(17,753)	6,315
Depreciation and amortization	7,578	7,942
Provision for losses on accounts receivable	1,710	1,952
Changes in operating assets and liabilities:
Increase in receivables	(108,322)	(50,490)
Increase in inventories	(17,165)	(280)
Increase in weather insurance contract	—	(7,200)
Decrease (increase) in other assets and assets held for sale, net	(10,639)	1,373
Increase in accounts payable	4,703	2,084
Decrease in customer credit balances	(22,946)	(1,085)
Increase in other current and long-term liabilities	12,045	13,788

Net cash used in operating activities	(125,692)	(20,885)

Cash flows provided by (used in) investing activities:
Capital expenditures	(947)	(1,124)
Proceeds from sales of fixed assets	159	624

Net cash used in investing activities	(788)	(500)

Cash flows provided by (used in) financing activities:
Working capital facility borrowings	22,500	—
Working capital facility repayments	(2,846)	—
Increase in deferred charges	(110)	—

Net cash provided by financing activities	19,544	—

Net decrease in cash and cash equivalents	(106,936)	(21,385)

Cash and cash equivalents at beginning of period	112,886	91,121

Cash and cash equivalents at end of period	$5,950	$69,736

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMNTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at December 31, 2007, had outstanding 75.8 million common units (NYSE: “SGU”) representing 99.6% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.4% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. (“Petro”) and its subsidiaries. Petro is a Minnesota corporation that is a wholly-owned subsidiary of Star/Petro, Inc., which is a wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil that at December 31, 2007 served approximately 411,000 residential and commercial customers, and 7,000 propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 27,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations for the three-month periods ended December 31, 2007 and December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

Allowance for Doubtful Accounts

The Partnership periodically reviews past due customer accounts receivable balances. After giving consideration to economic conditions, overdue status and other factors, it establishes an allowance for doubtful accounts, representing the Partnership’s best estimate of amounts that may not be collectible.

Basic and Diluted Net Income per Limited Partner Unit

Net income per limited partner unit is computed by dividing net income, after deducting the general partner’s interest, by the weighted average number of common units outstanding. Each unit in each of the partnership’s ownership classes participates in net income equally.

Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Inventories

The Partnership’s inventory of heating oil and other fuels are stated at the lower of cost or market computed on the weighted average cost (WAC) method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method.

(in thousands)	December 31, 2007	September 30, 2007
Heating oil and other fuels	$88,143	$72,309
Fuel oil parts and equipment	14,990	13,659

	$103,133	$85,968

Weather Insurance Contract

Weather insurance contract is recorded in accordance with the intrinsic value method defined by the Emerging Issues Task Force (“EITF”) 99-2, “Accounting for Weather Derivatives.” The premium paid is amortized over the life of the contract and the intrinsic value method is applied at each interim period.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

(in thousands)	December 31, 2007	September 30, 2007
Property, plant and equipment	$129,313	$128,775
Less: accumulated depreciation	88,749	87,054

Property, plant and equipment, net	$40,564	$41,721

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists, trade names and covenants not to compete.

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

Customer lists are the names and addresses of the acquired company’s customers. Based on the historical retention experience, these lists are amortized on a straight-line basis over seven to ten years.

Trade names are the names of acquired companies. Based on the economic benefit expected and historical retention experience of customers, trade names are amortized on a straight-line basis over seven to ten years.

Covenants not to compete are agreements established with the owners of an acquired company and are amortized over the respective lives of the covenants on a straight-line basis, which are generally five years.

Partners’ Capital

Comprehensive income includes net income, plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized losses on pension plan obligations. For the three months ended December 31, 2007, comprehensive income was $25.3 million, comprised of net income of $25.0 million and an unrealized gain on pension plan obligation of $0.3 million. For the three months ended December 31, 2006 comprehensive income and net income was $4.7 million.

Income Taxes

The Partnership is a master limited partnership and is not subject to tax at the entity level for federal and state income tax purposes. Rather, income and losses of the Partnership are allocated directly to the individual partners. Except for the Partnership’s corporate subsidiaries, no recognition has been given to federal income taxes in the accompanying financial statements of the Partnership. While the Partnership’s corporate subsidiaries will generate non-qualifying Master Limited Partnership revenue, distributions from the corporate subsidiaries to the Partnership are generally included in the determination of qualified Master Limited Partnership income. All or a portion of the distributions received by the Partnership from the corporate subsidiaries could be taxable as either a dividend or capital gain to the partners.

The accompanying financial statements are reported on a fiscal year, however, the Partnership and its Corporate subsidiaries file state and Federal income tax returns on a calendar year.

For corporate subsidiaries of the Partnership, a consolidated Federal income tax return is filed. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized.

In the first quarter of fiscal 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is more likely than not to be sustained under audit, based on the technical merits of the position.

The implementation of FIN 48 had no effect on Partners’ Capital, deferred tax assets or deferred tax liabilities. At December 31, 2007, we had unrecognized income tax benefits totaling $0.4 million and related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of state and local income tax uncertainties. If recognized, essentially all of the tax benefits and related interest and penalties, would be recorded as a benefit to the effective tax rate.

We believe that it is reasonably possible that the total liability for unrecognized tax benefits will decrease by as much as $0.2 million during the next 12 months ending December 31, 2008, as a result of settling audits in one of the jurisdictions in which we pay taxes. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Pennsylvania, and New Jersey, we have four, five, and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

The Contractual Obligations and Off-Balance Sheet Arrangements disclosed in our Form 10-K for the year ended September 30, 2007 did not include any provision for income taxes because we cannot reasonably predict the ultimate amount or timing of settlement of our provision for income taxes with the respective taxing authorities, and we expect that our net deferred tax assets will offset our deferred tax liabilities. There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements table since September 30, 2007, and therefore, the table has not been included in this Form 10-Q.

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installation and service exclude taxes.

Derivatives and Hedging

SFAS No. 133 established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and SFAS No. 133 documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership’s derivative instruments do not qualify for hedge accounting treatment.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 157 in fiscal 2009. The Partnership is currently assessing the impact of adopting SFAS No. 157.

In February 2007, the FASB issued “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies an option to report eligible financial assets and liabilities at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 in fiscal 2009. The Partnership is currently assessing the impact of adopting SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R, establishes in a business combination, principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired, liabilities assumed, and any noncontrolling interests. SFAS No. 141R is effective in fiscal years beginning after December 15, 2008. The Partnership is required to adopt SFAS No. 141R in fiscal 2010. The Partnership is currently assessing the impact of adopting SFAS No. 141R.

3) Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization is as follows:

	December 31, 2007			September 30, 2007
(in thousands)	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$200,209	$156,721	$43,488	$200,209	$151,741	$48,468

Amortization expense for intangible assets and deferred charges was $5.1 million for the three months ended December 31, 2007 compared to $5.2 million for the three months ended December 31, 2006. Total estimated annual amortization expense related to intangible assets subject to amortization and deferred charges, for the fiscal year ending September 30, 2008, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2008	$19,085
2009	$12,340
2010	$7,157
2011	$5,107
2012	$739

4) Employee Pension Plan

	Three Months Ended December 31,
(in thousands)	2007	2006
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	893	873
Expected return on plan assets	(916)	(966)
Net amortization	245	344

Net periodic benefit cost	$222	$251

The Partnership estimates minimum cash contributions of $1.1 million to fund its pension obligations for fiscal 2008.

5) Supplemental Disclosure of Cash Flow Information

	Three Months Ended December 31,
(in thousands)	2007	2006
Cash paid during the period for:
Income taxes, net	$1,107	$473
Interest	$602	$622
Non-cash financing activities:
Decrease in interest expense—amortization of debt discount	$46	$51

6) Commitments and Contingencies

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et al, No. 3:04-cv-01766-IBA, et al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court collectively referred to herein as the “Class Action Complaints”). The class actions have been consolidated into one action entitled In re Star Gas Securities Litigation, No 3:04cv1766 (JBA).

The class action plaintiffs generally allege that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, by purportedly failing to disclose, among other things: (1) problems with the restructuring of Star Gas’ dispatch system and customer attrition related thereto; (2) that Star Gas’ business process improvement program was not generating the benefits allegedly claimed; (3) that Star Gas was struggling to maintain its profit margins; (4) that Star Gas’s fiscal 2004 second quarter profit margins were not representative of its ability to pass on heating oil price increases; and (5) that Star Gas was facing an inability to pay its debts and that, as a result, its credit rating and ability to obtain future financing was in jeopardy. The class action plaintiffs seek an unspecified amount of compensatory damages including interest against the defendants jointly and severally and an award of reasonable costs and expenses. On February 23, 2005, the Court consolidated the Class Action Complaints and heard argument on motions for the appointment of lead plaintiff. On April 8, 2005, the Court appointed the lead plaintiff. Pursuant to the Court’s order, the lead plaintiff filed a consolidated amended complaint on June 20, 2005 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint named: (a) Star Gas Partners, L.P.; (b) Star Gas LLC; (c) Irik Sevin; (d) Audrey Sevin; (e) Hanseatic Americas, Inc.; (f) Paul Biddelman; (g) Ami Trauber; (h) A.G. Edwards & Sons Inc.; (i) UBS Investment Bank; and (j) RBC Dain Rauscher Inc. as defendants. The Consolidated Amended Complaint added claims arising out of two registration statements and the same transactions under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as well as certain allegations concerning the Partnership’s hedging practices. On September 23, 2005, defendants filed motions to dismiss the Consolidated Amended Complaint for failure to state a claim under the federal securities laws and failure to satisfy the applicable pleading requirements of the Private Securities Litigation Reform Act of 1995 or PSLRA, and the Federal Rules of Civil Procedure. On July 27, 2006, the Court heard oral argument on the pending motions to dismiss. On August 21, 2006, the court issued its rulings on defendants’ motions to dismiss, granting the motions and dismissing the consolidated amended complaint in its entirety. On August 23, 2006, the court entered a judgment of dismissal. On September 7, 2006, the plaintiffs moved for reconsideration and to alter and reopen the court’s August 23, 2006 judgment of dismissal and for leave to file a second consolidated amended complaint (“Plaintiffs’ Post-Judgment Motion”). On October 20, 2006, defendants filed their memorandum of law in opposition to the Plaintiffs’ Post-Judgment Motion. Plaintiffs filed their reply brief on or about November 20, 2006. On March 22, 2007 the Court issued its decision denying Plaintiffs’ Post-Judgment Motion.

On April 3, 2007, the Star Gas Defendants filed a Motion for a Mandatory Rule 11 Inquiry and fee shifting which seeks recovery of Defendants’ legal fees pursuant to the PSLRA. On April 24, 2007, class plaintiffs filed their opposition to that motion. The Star Gas Defendants’ reply was filed on May 8, 2007. The matter is now under consideration by the Court.

On April 20, 2007, class plaintiffs filed a notice of appeal to the Court of Appeals for the Second Court of Judge Arterton’s decisions dismissing the amended complaint and denying Plaintiffs’ Post-Judgment Motion. Subsequent to the filing of the notice of appeal, class plaintiffs stipulated to the dismissal of the appeal as against Hanseatic Americas, Inc., Paul Biddelman, A.G. Edwards & Sons, Inc., RBC Dain Rauscher Inc., UBS Investment Bank, and Audrey Sevin. On or about July 6, 2007, class plaintiffs filed their brief on appeal. The Star Gas Defendants filed their opposition brief on or about August 21, 2007, and class plaintiffs filed their reply brief on or about September 11, 2007. Oral argument on the appeal has not yet been scheduled. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity. The Partnership has not accrued any amount for this action because, based on the court’s judgment of dismissal, we believe an unfavorable outcome is not probable.

The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as home heating oil and propane. As a result, at any given time the Partnership is a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In the opinion of management, except as described above the Partnership is not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

7) Earnings Per Limited Partner Units

	Three Months Ended December 31,
(in thousands, except per unit data)	2007	2006
Net income per Limited Partner unit—Basic and Diluted	$0.33	$0.06

Basic and Diluted Earnings Per Limited Partner:
Net income	$25,097	$4,716
Less: General Partners’ interest in net income	107	20

Limited Partner’s interest in net income	$24,990	$4,696

Weighted average number of Limited Partner units outstanding	75,774	75,774

8) Subsequent Events

In January 2008, the Partnership purchased the customer lists and assets of a heating oil dealership for approximately $0.4 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to effect strategic acquisitions, the impact of litigation, the continuing residual impact of the business process redesign project and our ability to address issues related to that project, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counter party credit worthiness, and marketing plans. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy” in the Partnership’s Annual Report on Form 10-K (the “Form 10-K” for the fiscal year ended September 30, 2007. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of the historical condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the description of our business in Item 1. “Business” of the Form 10-K and the historical Financial and Operating Data and Notes thereto included elsewhere in this Report.

During March 2007, we completed our transition from a centralized customer service model to a more traditional customer service model in which the majority of our customer service calls are answered locally. We have implemented an employee staffed centralized call center to augment our internal staffing requirements for certain overflow, off-peak and weekend hours.

Seasonality

In analyzing our financial results, the following matters should be considered. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter and 45% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. We generally realize net income in the first and second fiscal quarters and net losses in the third and fourth fiscal quarters. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors. Gross profit is not only affected by weather patterns but also by changes in customer mix. In addition, our gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

Degree Day

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how far the average temperature departs from 65°F. Each degree of temperature above 65°F is counted as one cooling day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated each day over the course of a year and can be compared to a monthly or a long-term (multi-year) average, or normal, to see if a month or a year was warmer or cooler than usual. Degree days are officially observed by the National Weather Service and officially archived by the National Climatic Data Center. For purposes of evaluating our results of operations, we use the normal heating degree day amount as reported by the National Weather Service in our operating areas.

EBITDA and Adjusted EBITDA

EBITDA (Earnings from continuing operations before interest, taxes, depreciation and amortization) and adjusted EBITDA are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•

our operating performance and return on invested capital as compared to those of other companies in the retail distribution of refined petroleum products business, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

Adjusted EBITDA is calculated as EBITDA before, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Per Gallon Gross Profit Margins

We believe the change in home heating oil margins should be evaluated on a cents per gallon basis, before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction.

Derivatives

SFAS No. 133, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined in SFAS No. 133, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. The Partnership’s derivative instruments do not qualify for hedge accounting treatment. Therefore, we could experience great volatility in earnings as outstanding home heating oil derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. To the extent that the Partnership continues this accounting treatment, the volatility in any given period related to unrealized non-cash gains or losses on derivative home heating oil instruments can be significant to the overall results of the Partnership. However, we ultimately expect those gains and losses to be offset by a change in the underlying commodity when they become realized.

Home Heating Oil Price Volatility

The wholesale price of home heating oil has been extremely volatile over the last several years and has resulted in increased consumer awareness of heating costs and increased net customer attrition. Like any other market commodity, the price of home heating oil is subject to the economic forces of supply and demand. Global economic expansion is fueling an ever-increasing demand for oil. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. Crude oil is bought and sold in the international marketplace and as such is significantly affected by the economic forces of worldwide supply and demand. On November 26, 2007, home heating oil prices (NYMEX Futures Prices No. 2 Heating Oil-New York Harbor) rose to $2.71 per gallon, the highest price during the three months ended December 31, 2007. On January 2, 2008 heating oil prices rose to $2.74 per gallon, the highest price per gallon since the beginning of fiscal 2008 through the date of this Report. We believe that this increase in home heating oil prices could adversely impact liquidity, our bad debt experience and net customer attrition.

Weather Insurance Contract – Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. We have purchased weather insurance to help mitigate the adverse effect of warm weather on our cash flows for the period from November 1, 2007 to February 29, 2008, taken as a whole and for the period November 1, 2008 to February 28, 2009, taken as a whole. The strike or “pay-off” price is based on the 10 year moving average of degree-days for the contract period and has been set at approximately 3% less than the 10 year moving average. For every degree-day not realized below the strike-price we are entitled to received $35,000 up to a maximum of $12.5 million. In accordance with EITF 99-2, we recorded an asset under this weather insurance contract at December 31, 2007 and 2006, of zero and $7.2 million, respectively.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil customers. Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. Gross customer losses are the result of a number of factors, including price competition, move outs, service issues and credit cancellations. When a customer moves out of an existing home we count the “move out” as a loss and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

	Three Months Ended
	12/31/2007	12/31/2006
Gross customer gains	22,000	21,500
Gross customer losses	(27,500)	(25,600)

Net customer loss	(5,500)	(4,100)

During the three months ended December 31, 2007, our peak price-protected renewal season, we lost 5,500 accounts (net) or 1.3 % of our home heating oil customer base, as compared to the three months ended December 31, 2006 in which we lost 4,100 accounts (net) or 1.0% of our home heating oil customer base. This increase in net losses of 1,400 accounts was due to an increase in customer losses of 1,900, reduced by an increase in gross customer gains of 500. The increase in gross customer losses was the result of an increase in losses for price (3,600) and credit cancellations (600) partially reduced by declines in “move outs” (1,800) and service related issues (400). The increase in price losses was largely due to the significant increase in the cost of home heating oil.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended December 31, 2007

Compared to the Three Months Ended December 31, 2006

Volume

For the three months ended December 31, 2007, retail volume of home heating oil increased by 13.9 million gallons, or 14.0%, to 113.2 million gallons, as compared to 99.3 million gallons for the three months ended December 31, 2006. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Three months ended December 31, 2006	99.3

Impact of colder temperatures	15.8
Net customer attrition	(5.0)
Acquisitions	4.9
Delivery scheduling and other	(1.8	) (a)

Change	13.9

Volume—Three months ended December 31, 2007	113.2

(a)	Includes 0.8 million gallons reclassified to other petroleum products.

Temperatures in our geographic areas of operations for the three months ended December 31, 2007 were 15.8 % colder than the three months ended December 31, 2006 and approximately 6.0% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). For the twelve months ended December 31, 2007, net customer attrition was 5.3%. Volume of other petroleum products for the three months ended December 31, 2007 was 15.7 million gallons, unchanged when compared to the three months ended December 31, 2006.

Product Sales

For the three months ended December 31, 2007, product sales increased $120.6 million, or 43%, to $401.0 million, as compared to $280.4 million for the three months ended December 31, 2006, due to an increase in wholesale product cost of 37.6% and a 14.0% increase in home heating oil volume sold. Average home heating oil selling prices increased by $0.6513 per gallon from $2.5118 per gallon for the three months ended December 31, 2006 to $3.1632 for the three months ended December 31, 2007.

Installation and Service Sales

For the three months ended December 31, 2007, service and installation sales increased $3.1 million, or 6.1%, to $52.9 million, as compared to $49.8 million for the three months ended December 31, 2006, largely due to the service and installation sales associated with acquisitions completed in fiscal 2007.

Cost of Product

For the three months ended December 31, 2007, cost of product increased $113.0 million, or 54.8%, to $319.2 million, as compared to $206.2 million for the three months ended December 31, 2006, due to a 37.6% increase in wholesale product costs and a 14.0% increase in home heating oil volume sold. Average wholesale product cost for home heating oil increased by $0.6751 per gallon, to an average of $2.4700 per gallon for the three months ended December 31, 2007, from an average of $1.7949 for the three months ended December 31, 2006.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended December 31, 2007 decreased by $0.0238 per gallon to $0.6932 per gallon in the three months ended December 31, 2007, from $0.7170 per gallon in the three months ended December 31, 2006. The decline in home heating oil margins was largely due to the unfavorable market conditions experienced during the three months ended December 31, 2007, when compared to the market conditions experienced during the three months ended December 31, 2006. During the three months ended December 31, 2007, home heating oil prices spiked by 52 cents per gallon from the beginning of the period and contributed to margin compression, as we were not able to fully pass along this increase. In addition, the majority of our ceiling, or capped, price-protected customers were priced at their maximum (ceiling) selling price during the three months ended December 31, 2007, which limited the possibility for margin expansion. Conversely, during the three months ended December 31, 2006, home heating oil prices declined by over 10 cents per gallon from the beginning of the period, which contributed to the expansion of home heating oil margins during the period, as the reduction in our selling prices for our variable and ceiling customers lagged the decline in the wholesale cost of heating oil. During the three months ended December 31, 2006, none of our ceiling price-protected customers reached their maximum selling price, which allowed for margin expansion in a declining home heating oil market. The percentage of home heating oil volume sold to residential variable price customers decreased to 46.4 % of total home heating oil volume sales for the three months ended December 31, 2007, as compared to 47.1% for the three months ended December 31, 2006. The percentage of home heating oil volume sold to residential price-protected customers increased to 38.8 % for the three months ended December 31, 2007, as compared to 36.4% for the three months ended December 31, 2006. For the three months ended December 31, 2007, sales to commercial/industrial customers represented 14.8 % of total home heating oil volume sales, as compared to 16.5% for the three months ended December 31, 2006.

For the three months ended December 31, 2007, total product gross profit (product sales less cost of product) increased by $7.6 million, as compared to the three months ended December 31, 2006, as the increase of $9.9 million attributable to the increase in home heating oil volume and a $0.4 million increase in gross profit from other petroleum products was reduced by the impact of a decline in home heating oil per gallon margins of $2.7 million.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2007, the increase in fair value of derivative instruments resulted in the recording of a $17.8 million net credit due to the expiration of certain hedged positions or their realization to cost of product ($2.4 million), and an increase in the market value for unexpired hedges ($15.4 million). During the three months ended December 31, 2007, the net change in the fair value of derivatives on the balance sheet is $18.9 million, which consisted of the non-cash portion described above of $17.8 million and a net cash component of $1.1 million relating to the historic cost of purchased options.

During the three months ended December 31, 2006, the decrease in fair value of derivative transactions resulted in the recording of a $6.3 million charge due to the expiration of certain hedged positions or their realization to cost of product ($7.1 million), off-set by an increase in the market value for unexpired hedges ($0.8 million). During the three months ended December 31, 2006, the net change in the fair value of derivatives on the balance sheet was $5.7 million, which consists of the non-cash portion described above of $6.3 million, off-set by a net cash component of $0.6 million relating to the historic cost of purchased options.

Cost of Installations and Service

During the three months ended December 31, 2007, cost of installations and service increased $2.1 million, or 4.2%, to $52.6 million, as compared to $50.5 million for the three months ended December 31, 2006, as the service and installation costs from acquisitions of $3.8 million was reduced by lower service and installation costs in the base business of $1.7 million. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many overhead functions and direct expenses such as service technician time cannot be precisely allocated and are generally left in service costs. As a result, reported service profitability is reduced and reported installation profitability is increased.

Installation costs were $19.7 million, or 83.2 % of installation sales during the three months ended December 31, 2007, and were $18.8 million, or 83.4% of installation sales during the three months ended December 31, 2006. Service expenses increased to $32.9 million, or 112.3% of service sales during the three months ended December 31, 2007, from $31.7 million in the three months ended December 31, 2006, or 116.0 % of sales. Service costs as a percentage of total service revenue declined, as the Partnership continues to increase its rates for service billings and continues to further reduce its service costs. The net profit realized from service and installations was $0.3 million, as compared to a loss of $0.6 million for the three months ended December 31, 2006.

Delivery and Branch Expenses

For the three months ended December 31, 2007, delivery and branch expenses increased $11.5 million, or 24.6%, to $58.0 million, as compared to $46.5 million for the three months ended December 31, 2006. During the three months ended December 31, 2006, the Partnership recorded a $7.2 million credit under its weather insurance contract, which reduced insurance expense, a component of delivery and branch expenses. The balance of the change, $4.3 million or 9.3%, is largely due to the 14.0% increase in home heating oil volume.

Depreciation and Amortization

For the three months ended December 31, 2007, depreciation and amortization expenses declined by $0.4 million, or 4.9%, to $7.0 million, as compared to $7.4 million for the three months ended December 31, 2006.

General and Administrative Expenses

For the three months ended December 31, 2007, general and administrative expenses were $4.8 million, an increase of $0.1 million when compared to $4.7 million for the three months ended December 31, 2006.

Operating Income (Loss)

For the three months ended December 31, 2007 operating income increased $21.4 million to $30.1 million, from $8.7 million for the three months ended December 31, 2006, largely due to a favorable change in the fair value of derivative instruments of $24.1 million, an increase in product gross profit of $7.6 million, and an increase in service profitability of $1.0 million, reduced by lower weather insurance benefits of $7.2 million and an increase in delivery and branch expenses of $4.3 million associated with the 14.0 million gallon increase in volume.

Interest expense

For the three months ended December 31, 2007, interest expense was $5.1 million, unchanged when compared to the three months ended December 31, 2006.

Interest Income

For the three months ended December 31, 2007, interest income decreased by $0.3 million, or 19%, to $1.5 million, as compared to $1.8 million for the three months ended December 31, 2006, as the Partnership utilized cash to fund working capital needs.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2007, amortization of debt issuance costs was $0.6 million, unchanged from the three months ended December 31, 2006.

Income Tax Expense

For the three months ended December 31, 2007, income tax expense was $0.8 million and represents certain state income tax, alternative minimum federal tax and capital taxes for our corporate subsidiary. Income taxes are recorded based on an annual effective rate (including any benefit of Net Operating Loss Carryforward), which is then applied to book income (or loss) before taxes, resulting in a tax charge (or benefit). The Partnership has exhausted certain of its state net operating loss carryforwards, which resulted in an increase in income tax expense.

Net Income (Loss)

For the three months ended December 31, 2007, net income increased by $20.4 million to $25.1 million, as compared to $4.7 million for the three months ended December 31, 2006 as a $21.4 million increase in operating income was reduced by a $0.3 million increase in net interest expense and an increase in income tax expense of $0.7 million.

Adjusted EBITDA

For the three months ended December 31, 2007, Adjusted EBITDA decreased by $3.0 million to $19.3 million, as compared to $22.3 million for the three months ended December 31, 2006, primarily due to the impact of the 2.4 cent decline in home heating oil margins ($2.7 million), as the impact of the additional volume sold during the three months ended December 31, 2007 from the colder temperatures and acquisitions offset the $7.2 million weather insurance benefit recorded in the three months ended December 31, 2006.

	Three Months Ended December 31,
(in thousands)	2007	2006
Income from continuing operations	$25,097	$4,716
Plus:
Income tax expense	785	65
Amortization of debt issuance cost	570	570
Interest expense, net	3,607	3,314
Depreciation and amortization	7,008	7,372

EBITDA from continuing operations	37,067	16,037

(Increase) / decrease in the fair value of derivative instruments	(17,753)	6,315

Adjusted EBITDA (a)	19,314	22,352

Add / (subtract)
Income tax expense	(785)	(65)
Interest expense, net	(3,607)	(3,314)
Provision for losses on accounts receivable	1,710	1,952
Increase in weather insurance contract	—	(7,200)
Change in operating assets and liabilities	(142,324)	(34,610)

Net cash provided by (used in) operating activities	$(125,692)	$(20,885)

(a)	Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

DISCUSSION OF CASH FLOWS

Operating Activities

For the three months ended December 31, 2007, cash used in operating activities was $125.7 million, as compared to cash used in operating activities of $20.9 million for the three months ended December 31, 2006. The $104.8 million increase was largely due to the increase in product cost of 37.6% and colder temperatures of 15.8%, which resulted in a decline in customer prepayments of $21.9 million and an increase in accounts receivable and inventory of $74.7 million. While total sales increased by 37.5% for the three months ended December 31, 2007, the number of day’s sales in accounts receivable decreased slightly to 38 as of December 31, 2007, versus 39 days as of December 31, 2006. In addition, during the three months ended December 31, 2006, the Partnership received $7.0 million in cash that was previously held as security for inventory purchases and insurance claims.

Investing Activities

During the three months ended December 31, 2007, we spent $0.9 million for fixed assets and received $0.2 million from the sale of certain fixed assets. During the three months ended December 31, 2006, we spent $1.1 million for fixed assets and received $0.6 million from the sale of certain assets.

Financing Activities

For the three months ended December 31, 2007, cash from financing activities was $19.5 million, as we borrowed $19.7 million, net, under our revolving credit facility and spent $0.1 million to amend our bank agreement. For the three months ended December 31, 2006, cash flows from financing activities was zero.

As a result of the above operating, investing and financing activities, cash decreased by $ 106.9 million from $112.9 million as of September 30, 2007 to $6.0 million as of December 31, 2007.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at December 31, 2007 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility and repaid from subsequent seasonal reductions in inventory and accounts receivable.

We have an asset based revolving credit facility with a group of lenders, which provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $95 million in letters of credit. From December through April of each year, we can borrow up to $360 million. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of December 31, 2007, availability was $132.0 million and the fixed charge coverage ratio was 3.66 to 1.0. As of December 31, 2007, $19.7 million was borrowed under the revolving credit facility and $63.8 million in letters of credit were outstanding, of which $48.2 million are for current and future insurance reserves and $15.6 million are for future inventory purchases. As of February 1, 2008, $41.2 million was borrowed under the facility.

Before July 2009, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures are estimated to be approximately $3 to $5 million, excluding the capital requirements for environmental compliance. Our business strategy is to increase unitholder value through increased market share through the acquisition of other home heating oil distributors. These acquisitions will be funded from cash.

Based on the funding levels required by the Pension Protection Act of 2006 (effective January 1, 2008), and on actuarial assumptions in the Partnership’s fiscal year 2007 actuarial report, we estimate that the Partnership will be required to make minimum cash contributions to fund its pension obligations of at least $8.0 million over the next five years.

Recent Accounting Pronouncements

In the first quarter of fiscal 2008, the Partnership adopted the provisions of FIN 48 (As amended), see Note 2. Summary of Significant Accounting Policies – Income Taxes.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 157 in fiscal 2009. The Partnership is currently assessing the impact of adopting SFAS No. 157.

In February 2007, the FASB issued “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies an option to report eligible financial assets and liabilities at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 in fiscal 2009. The Partnership is currently assessing the impact of adopting SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes in a business combination, principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired, liabilities assumed, and any noncontrolling interests. SFAS No. 141R is effective in fiscal years beginning after December 15, 2008. The Partnership is required to adopt SFAS No. 141R in fiscal 2010. The Partnership is currently assessing the impact of adopting SFAS No. 141R.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At December 31, 2007, we had outstanding borrowings totaling $193.6 million, of which approximately $19.7 million is subject to variable interest rates under our bank credit facility. In the event that interest rates associated with this facility were to increase 100 basis points, the impact on future cash flows would be a decrease of $0.2 million.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2007, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $11.5 million to a fair market value of $39.6 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $5.8 million to a fair market value of $22.3 million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2007. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 1

Legal Proceedings

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et. al., No. 3:04-cv-01766-IBA, et. al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court. The class actions were consolidated into one consolidated amended complaint. For information concerning the procedural history and current status of this lawsuit, see Note 6—Commitments and Contingencies.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity. The Partnership has not accrued any amount for this action because, based on the court’s judgment of dismissal, we believe an unfavorable outcome is not probable.

In the opinion of management, except as described above we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity. (See Note 6 – Commitments and Contingencies)

Item 1A

Risk Factors

An investment in the Partnership involves a high degree of risk.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.2	Rule 13a-14(a) Certification, Star Gas Finance Company

31.3	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.4	Rule 13a-14(a) Certification, Star Gas Finance Company

32.1	Section 906 Certification.

32.2	Section 906 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	February 6, 2008
Richard F. Ambury	Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. Oakley	Vice President - Controller	February 6, 2008
Richard G. Oakley	Kestrel Heat LLC
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	February 6, 2008
Richard F. Ambury	(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. Oakley	Vice President - Controller	February 6, 2008
Richard G. Oakley	(Principal Accounting Officer)