Form 10-Q
period 2008-03-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2008-05-07
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At April 30, 2008, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2008	September 30, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,624	$112,886
Receivables, net of allowance of $12,255 and $7,645, respectively	265,472	78,923
Inventories	64,473	85,968
Fair asset value of derivative instruments	22,188	14,510
Prepaid expenses and other current assets	37,220	28,216

Total current assets	402,977	320,503

Property and equipment, net	39,404	41,721
Long-term portion of accounts receivables	956	1,362
Goodwill	181,524	181,496
Intangibles, net	38,952	48,468
Deferred charges and other assets, net	7,314	8,554

Total assets	$671,127	$602,104

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$21,888	$18,797
Revolving credit facility borrowings	48,016	—
Fair liability value of derivative instruments	—	5,312
Accrued expenses and other current liabilities	68,671	65,444
Unearned service contract revenue	40,219	37,219
Customer credit balances	21,570	71,109

Total current liabilities	200,364	197,881

Long-term debt	173,848	173,941
Other long-term liabilities	13,439	13,951

Partners’ capital
Common unitholders	299,264	232,895
General partner	156	(129)
Accumulated other comprehensive loss	(15,944)	(16,435)

Total partners’ capital	283,476	216,331

Total liabilities and partners’ capital	$671,127	$602,104

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2008	2007	2008	2007
Sales:
Product	$620,916	$534,856	$1,021,956	$815,258
Installations and service	44,370	42,068	97,274	91,910

Total sales	665,286	576,924	1,119,230	907,168
Cost and expenses:
Cost of product	491,188	385,922	810,446	592,158
Cost of installations and service	45,288	44,384	97,862	94,858
(Increase) decrease in the fair value of derivative instruments	1,813	(18,462)	(15,940)	(12,147)
Delivery and branch expenses	66,802	68,652	124,754	115,146
Depreciation and amortization expenses	6,862	7,316	13,870	14,688
General and administrative expenses	4,193	6,260	9,039	10,948

Operating income	49,140	82,852	79,199	91,517
Interest expense	(5,662)	(5,136)	(10,721)	(10,244)
Interest income	1,401	1,579	2,853	3,373
Amortization of debt issuance costs	(585)	(571)	(1,155)	(1,141)

Income before income taxes	44,294	78,724	70,176	83,505
Income tax expense	2,737	3,845	3,522	3,910

Net income	$41,557	$74,879	$66,654	$79,595

General Partner’s interest in net income	178	320	285	340

Limited Partners’ interest in net income	$41,379	$74,559	$66,369	$79,255

Basic and Diluted income per Limited Partner Unit	$0.55	$0.98	$0.88	$1.05

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	75,774	75,774	75,774	75,774

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units		Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
(in thousands)	Common	General Partner
Balance as of September 30, 2007	75,774	326	$232,895	$(129)	$(16,435)	$216,331

Comprehensive Income (unaudited):
Net income			66,369	285	—	66,654
Unrealized gain on pension plan obligation			—	—	491	491

Total comprehensive income			66,369	285	491	67,145

Balance as of March 31, 2008 (unaudited)	75,774	326	$299,264	$156	$(15,944)	$283,476

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$66,654	$79,595

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Increase in fair value of derivative instruments	(15,940)	(12,147)
Depreciation and amortization	15,025	15,829
Provision for losses on accounts receivable	6,857	4,605
Changes in operating assets and liabilities:
Increase in receivables	(193,001)	(115,576)
Decrease in inventories	21,529	27,210
Increase in weather insurance contract	—	(4,305)
Decrease (increase) in other assets and assets held for sale, net	(6,014)	6,148
Increase in accounts payable	3,064	181
Decrease in customer credit balances	(49,550)	(42,275)
Increase in other current and long-term liabilities	6,135	13,290

Net cash used in operating activities	(145,241)	(27,445)

Cash flows provided by (used in) investing activities:
Capital expenditures	(1,693)	(2,492)
Proceeds from sales of fixed assets	166	733
Cash paid for acquisitions	(400)	(2,155)

Net cash used in investing activities	(1,927)	(3,914)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	57,161	—
Revolving credit facility repayments	(9,145)	—
Repayment of debt	—	(47)
Increase in deferred charges	(110)	—

Net cash provided by (used in) financing activities	47,906	(47)

Net decrease in cash and cash equivalents	(99,262)	(31,406)

Cash and cash equivalents at beginning of period	112,886	91,121

Cash and cash equivalents at end of period	$13,624	$59,715

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at March 31, 2008, had outstanding 75.8 million common units (NYSE: “SGU”) representing 99.6% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.4% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”) . Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil that at March 31, 2008 served approximately 406,000 residential and commercial customers, and 7,000 propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 28,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

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

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations for the three and six month periods ended March 31, 2008 and March 31, 2007 are not indicative of the results to be expected for the full year.

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

Revenue Recognition

Sales of heating oil and other fuels are recognized at the time of delivery of the product to the customer and sales of heating and air conditioning equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating oil equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight-line basis, which generally do not exceed one year. To the extent that the Partnership anticipates that future costs for fulfilling its contractual obligations under its service maintenance contracts will exceed the amount of deferred revenue currently attributable to these contracts, the Partnership recognizes a loss in current period earnings equal to the amount that anticipated future costs are estimated to exceed related deferred revenues.

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

Inventories

The Partnership’s inventories of heating oil and other fuels are stated at the lower of cost or market computed on the weighted average cost (WAC) method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method.

(in thousands)	March 31, 2008	September 30, 2007
Heating oil and other fuels	$50,185	$72,309
Fuel oil parts and equipment	14,288	13,659

	$64,473	$85,968

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

(in thousands)	March 31, 2008	September 30, 2007
Property, plant and equipment	$129,806	$128,775
Less: accumulated depreciation	90,402	87,054

Property, plant and equipment, net	$39,404	$41,721

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

Customer lists are the names and addresses of an acquired company’s customers. Based on historical retention experience, these lists are amortized on a straight-line basis over seven to ten years.

Trade names are the names of acquired companies. Based on the economic benefit expected and historical retention experience of customers, trade names are amortized on a straight-line basis over seven to ten years.

Covenants not to compete are agreements with the owners of acquired companies and are amortized over the respective lives of the covenants on a straight-line basis, which are generally five years.

Partners’ Capital

Comprehensive income includes net income, plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized losses on pension plan obligations. For the three months ended March 31, 2008, comprehensive income was $41.8 million, comprised of net income of $41.6 million and an unrealized gain on pension plan obligation of $0.2 million. For the three months ended March 31, 2007, comprehensive income and net income was $74.9 million. For the six months ended March 31, 2008, comprehensive income was $67.2 million, comprised of net income of $66.7 million and an unrealized gain on pension plan obligation of $0.5 million. For the six months ended March 31, 2007 comprehensive income and net income was $79.6 million.

Income Taxes

The Partnership is a master limited partnership and is not subject to tax at the entity level for federal and state income tax purposes. Rather, income and losses of the Partnership are allocated directly to the individual partners. Except for the Partnership’s corporate subsidiaries, no recognition has been given to federal income taxes in the accompanying financial statements of the Partnership. While the Partnership will generate non-qualifying Master Limited Partnership revenue, distributions from the corporate subsidiaries to the Partnership are generally included in the determination of qualified Master Limited Partnership income. All or a portion of the distributions received by the Partnership from the corporate subsidiaries could be a dividend or capital gain to the partners.

The accompanying financial statements are reported on a fiscal year, however, the Partnership and its Corporate subsidiaries file Federal and State income tax returns on a calendar year.

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

In the first quarter of fiscal 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As amended) — “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is more likely than not to be sustained under audit, based on the technical merits of the position.

The implementation of FIN 48 had no effect on Partners’ Capital, deferred tax assets or deferred tax liabilities. At March 31, 2008, we had unrecognized income tax benefits totaling $0.6 million and related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of state and local income tax uncertainties. If recognized, essentially all of the tax benefits and related interest and penalties would be recorded as a benefit to the effective tax rate.

We believe that it is reasonably possible that the total liability for unrecognized tax benefits will decrease by as much as $0.1 million during the next 12 months ending March 31, 2009, as a result of settling audits in one of the jurisdictions in which we pay taxes. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

We file U.S. federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Pennsylvania and New Jersey, we have four, five, and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. In November 2007, the FASB issued a one-year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are required to adopt SFAS No. 157 in fiscal 2009. The Partnership is currently assessing the impact of adopting SFAS No. 157.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes in a business combination principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired, liabilities assumed, and any noncontrolling interests. SFAS No. 141R is effective in fiscal years beginning after December 15, 2008. The Partnership is required to adopt SFAS No. 141R in fiscal 2010. The Partnership is currently assessing the impact of adopting SFAS No. 141R.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) which amends and expands the disclosure requirements of Statement No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are required to adopt SFAS No. 161 in fiscal 2010. The Partnership is currently assessing the impact of adopting SFAS No. 161.

3) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2007	$181,496
Fiscal year 2008 acquisitions	28

Balance as of March 31, 2008	$181,524

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization is as follows:

	March 31, 2008			September 30, 2007
(in thousands)	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$200,539	$161,587	$38,952	$200,209	$151,741	$48,468

Amortization expense for intangible assets and deferred charges was $10.0 million for the six months ended March 31, 2008 compared to $10.4 million for the six months ended March 31, 2007. Total estimated annual amortization expense related to intangible assets subject to amortization and deferred charges, for the fiscal year ending September 30, 2008, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2008	$19,115
2009	$12,386
2010	$7,203
2011	$5,152
2012	$785

4) Acquisitions

For the six months ended March 31, 2008 the Partnership acquired one retail heating oil dealer. The aggregate purchase price was approximately $0.4 million.

For the six months ended March 31, 2007 the Partnership acquired two retail heating oil dealers. The aggregate purchase price was approximately $2.2 million.

The acquired assets and assumed liabilities were recorded at fair value based on valuations and estimates. The excess of the cost of acquired net assets over fair value was recorded as goodwill. Estimates used to determine the fair value of acquisitions made within the previous twelve months may be subject to change.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for the acquisitions made as of March 31, 2008 (in thousands):

	March 31, 2008	Useful Lives
Furniture and equipment	$—	7 years
Fleet	25	1 - 10 years
Customer lists and other intangibles	320	7 - 10 years
Goodwill	28	—
Trade names	10	7 - 10 years
Working capital	17	—

Total	$400

5) Employee Pension Plan

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	893	873	1,786	1,746
Expected return on plan assets	(916)	(966)	(1,832)	(1,932)
Net amortization	245	345	490	690

Net periodic benefit cost	$222	$252	$444	$504

The Partnership estimates minimum cash contributions of $1.2 million to fund its pension obligations for fiscal 2008.

6) Supplemental Disclosure of Cash Flow Information

	Six Months Ended March 31,
(in thousands)	2008	2007
Cash paid (received) during the period for:
Income taxes, net	$932	$(92)
Interest	$10,478	$10,224
Non-cash financing activities:
Decrease in interest expense—amortization of debt discount	$93	$102

7) Commitments and Contingencies

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

8) Earnings Per Limited Partner Units

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data)	2008	2007	2008	2007
Net income per Limited Partner unit—Basic and Diluted	$0.55	$0.98	$0.88	$1.05

Basic and Diluted Earnings Per Limited Partner:
Net income	$41,557	$74,879	$66,654	$79,595
Less: General Partners’ interest in net income	178	320	285	340

Limited Partner’s interest in net income	$41,379	$74,559	$66,369	$79,255

Weighted average number of Limited Partner units outstanding	75,774	75,774	75,774	75,774

9) Subsequent Events

In April 2008, the Partnership purchased the customer lists and assets of a heating oil dealership for approximately $0.5 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to make strategic acquisitions, the impact of litigation, the continuing residual impact of the business process redesign project and our ability to address issues related to that project, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counter party credit worthiness, marketing plans and general economic conditions. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy” in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2007 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of the historical financial condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the description of our business in Item 1. “Business” of the Form 10-K and the historical Financial and Operating Data and Notes thereto included elsewhere in this Report.

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

Degree Day

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree-days are based on how far the average temperature departs from 65°F. Each degree of temperature above 65°F is counted as one cooling day, and each degree of temperature below 65°F is counted as one heating degree-day. Degree-days are accumulated each day over the course of a year and can be compared to a monthly or a long-term (multi-year) average, or normal, to see if a month or a year was warmer or cooler than usual. Degree-days are officially observed by the National Weather Service and officially archived by the National Climatic Data Center. For purposes of evaluating our results of operations, we use the normal heating degree-day amount as reported by the National Weather Service in our operating areas.

EBITDA and Adjusted EBITDA

EBITDA (Earnings from continuing operations before interest, taxes, depreciation and amortization) and Adjusted EBITDA (defined in the next paragraph) are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

Adjusted EBITDA is calculated as EBITDA before (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP. (See the three and six month Adjusted EBITDA tables.)

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

Home Heating Oil Price Volatility

The wholesale price of home heating oil has been extremely volatile over the last several years and especially over the last six months. As a result, consumer awareness of home heating oil costs has increased, which we believe has led to increased net customer attrition due to greater customer price shopping and a decrease in volume as a result of customer conservation. The price of home heating oil is subject to many economic and geo-political forces. The price of home heating oil is closely linked to the price refiner’s pay for crude oil, which is the principal cost component of home heating oil. During the six months ended March 31, 2008, new record highs for home heating oil were achieved 28 times and subsequent to March 31, 2008, new record highs were also reached in April 2008. We believe that this increase in home heating oil prices has and will continue to adversely impact liquidity, profitability, our bad debt experience, net customer attrition and our cost of capital.

Weather Insurance Contract — Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. We purchased weather insurance to help mitigate the adverse effect of warm weather on our cash flows for the period from November 1, 2007 to February 29, 2008, taken as a whole and for the period November 1, 2008 to February 28, 2009, taken as a whole. The strike or “pay-off” price is based on the 10 year moving average of degree-days for the contract period and has been set at approximately 3% less than the 10 year moving average. For every degree-day not realized below the strike-price we are entitled to received $35,000 up to a maximum of $12.5 million. In accordance with EITF 99-2, we recorded an asset under this weather insurance contract at March 31, 2008 and 2007, of zero and $4.3 million, respectively.

Customer Attrition

The following table summarizes the Partnership’s customer gains and losses for the three and six months ended March 31, 2008 versus the prior year’s comparable period.

	Three Months Ended		Increase/ (Decrease)	Six Months Ended		Increase/ (Decrease)
	03/31/08	03/31/07		03/31/08	3/31/2007
Gross customer gains	12,400	13,900	(1,500)	34,300	35,400	(1,100)
Gross customer losses	19,000	19,200	(200)	46,500	44,800	1,700

Net customer loss	(6,600)	(5,300)	(1,300)	(12,200)	(9,400)	(2,800)

Percent of Home Heating Oil Customer Base	(1.6)%	(1.2)%		(2.9)%	(2.3)%

During the six months ended March 31, 2008, the weak housing market resulted in 3,700 less account losses versus the prior year’s comparable period attributable to customers moving from one home to another. As a result, we also experienced lower customer gains from new owners moving into a former customer’s home by 1,200 accounts and our new customer real estate gains were less by 800 accounts. While our net customer attrition improved by 1,700 due to the poor housing market, customer losses increased due to additional price losses of 4,900 and higher credit losses of 800. The dramatic increase in the price of home heating oil of over $0.90 per gallon versus the prior year drove the increase in price losses. In addition, our ability to sign new accounts was diminished by the current economic conditions in the United States which led to an over 25% increase in our rejection rate due to low unacceptable credit scores of potential accounts. The year-over-year comparison was favorably impacted by organic growth of 400 accounts at the acquisition companies.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended March 31, 2008

Compared to the Three Months Ended March 31, 2007

Volume

For the three months ended March 31, 2008, retail volume of home heating oil decreased by 25.7 million gallons, or 13.2%, to 169.4 million gallons, as compared to 195.1 million gallons for the three months ended March 31, 2007, as the additional volume from acquisitions was reduced by warmer weather, net customer attrition, conservation and other factors. Volume of other petroleum products decreased by 6.3 million gallons, or 30.3%, to 14.6 million gallons for the three months ended March 31, 2008, as compared to 20.9 million gallons for the three months ended March 31, 2007. The majority of the other petroleum products decline was in the very low margin wholesale operations. An analysis of the change in the retail volume of home heating oil, which is based on managements’ estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Three months ended March 31, 2007	195.1

Impact of warmer temperatures	(12.3)
Net customer attrition—retail/commercial	(11.3)
Acquisitions	6.8
Conservation/Other	(8.9	) (a)

Change	(25.7)

Volume—Three months ended March 31, 2008	169.4

(a)	Includes an estimated 0.7 million gallons reclassified to other petroleum product sales.

Temperatures in our geographic areas of operations for the three months ended March 31, 2008 were 6.4% warmer than the three months ended March 31, 2007 and 4.8% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). For the twelve months ended March 31, 2008, net customer attrition was 5.8%. Excluding the impact of weather, we expect that home heating oil volume for the remainder of fiscal 2008 will be less than the comparable period in fiscal 2007 due to net customer attrition, conservation and other factors.

The percentage of home heating oil volume sold to residential variable price customers decreased to 42.7% of total home heating oil volume sales for the three months ended March 31, 2008, as compared to 46.5% for the three months ended March 31, 2007. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers increased to 43.1% for the three months ended March 31, 2008, as compared to 38.3% for the three months ended March 31, 2007. For the three months ended March 31, 2008, sales to commercial/industrial customers represented 14.2% of total home heating oil volume sales, as compared to 15.2% for the three months ended March 31, 2007.

Product Sales

For the three months ended March 31, 2008, product sales increased $86.1 million, or 16.1%, to $620.9 million, as compared to $534.9 million for the three months ended March 31, 2007, as an increase in home heating oil selling prices of 34.4% was reduced by the decline in home heating oil volume and other petroleum products of 13.2% and 30.3%, respectively. Average home heating oil selling prices increased by $0.8730 per gallon, or 34.4%, from $2.54 per gallon for the three months ended March 31, 2007 to $3.41 for the three months ended March 31, 2008 in response to the 48.5% increase in home heating oil products costs described below.

Installation and Service Sales

For the three months ended March 31, 2008, service and installation sales increased $2.3 million, or 5.5%, to $44.4 million, as compared to $42.1 million for the three months ended March 31, 2007, largely due to the service and installation sales associated with acquisitions completed in fiscal 2007.

Cost of Product

For the three months ended March 31, 2008, cost of product increased $105.3 million, or 27.3%, to $491.2 million, as compared to $385.9 million for the three months ended March 31, 2007, as the decrease in cost of product attributable to the decline in home heating oil and other petroleum products sold was more than offset by an increase in wholesale product cost. Average wholesale product cost for home heating oil increased by $0.87 per gallon, or 48.5%, to an average of $2.67 per gallon for the three months ended March 31, 2008, from an average of $1.79 for the three months ended March 31, 2007.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended March 31, 2008 increased $0.0025 per gallon to $0.7448 per gallon in the three months ended March 31, 2008 from $0.7423 per gallon in the three months ended March 31, 2007, as home heating oil prices reached record highs on 13 occasions during the three months ended March 31, 2008. The Partnership did not expect to achieve a similar expansion of its home heating oil margins as it experienced in the three months ended March 31, 2007, when per gallon margins increased by $0.0675 per gallon, or 10%, versus the prior year’s comparable quarter. During the three months ended March 31, 2008, the rise in home heating oil product costs limited margin expansion capability. Conversely, during the three months ended March 31, 2007, home heating oil product costs dropped, which contributed to the Partnership’s ability to expand its home heating oil margin during that period. In addition, during the three months ended March 31, 2008, a larger percentage of the Partnership’s home heating oil sales were made to price protected customers, whose per gallon margin is less than variable residential customers. As a result of this shift, per gallon margin expansion was restricted.

For the three months ended March 31, 2008, total product gross profit decreased by $19.2 million, as compared to the three months ended March 31, 2007, as the slight increase in realized home heating oil per gallon margins ($0.4 million) was more than offset by the decrease in home heating oil volume ($19.0 million) and lower gross profit realized on other petroleum products ($0.6 million).

Change in the Fair Value of Derivative Instruments

During the three months ended March 31, 2008, the change in the fair value of derivative instruments resulted in the recording of a $1.8 million net debit due to the expiration of certain hedged positions ($12.9 million debit), and an increase in the market value of unexpired hedges ($11.1 million credit). During the three months ended March 31, 2008, the net change in the fair value of derivatives on the balance sheet was $6.0 million, which consisted of the non-cash portion described above of $1.8 million and a net cash component of $4.2 million relating to the historic cost of purchased options.

During the three months ended March 31, 2007, the change in the fair value of derivative instruments resulted in the recording of an $18.5 million net credit due to the expiration of certain hedged positions ($13.9 million credit), and an increase in the market value for unexpired hedges ($4.6 million credit). During the three months ended March 31, 2007, the net change in the fair value of derivatives on the balance sheet was $16.2 million, which consisted of the non-cash portion described above of $18.5 million and a net cash component of $2.3 million relating to the historic cost of purchased options.

Cost of Installations and Service

During the three months ended March 31, 2008, cost of installations and service increased $0.9 million, or 2.0%, to $45.3 million, as compared to $44.4 million for the three months ended March 31, 2007, as the service and installation costs from acquisitions of $3.3 million was reduced by lower service and installation costs in the base business of $2.4 million. Management views the service and installation department on a combined basis, because many expenses cannot be separated or allocated to either service or installation billings. Many overhead functions and direct expenses such as service technician time cannot be precisely allocated and are generally left in service costs. As a result, reported service profitability is reduced and reported installation profitability is increased.

Installation costs were $13.8 million, or 87.4% of installation sales during the three months ended March 31, 2008, and were $12.7 million, or 85.7% of installation sales during the three months ended March 31, 2007. Service expenses decreased to $31.6 million, or 110.1% of service sales during the three months ended March 31, 2008, from $31.7 million in the three months ended March 31, 2007, or 116.3% of service sales. Service costs as a percentage of total service revenue declined, as the Partnership continued to increase its rates for service billings and further reduced its service costs. The gross profit realized from service and installations was a loss of $0.9 million for the three months ended March 31, 2008, as compared to a loss of $2.3 million for the three months ended March 31, 2007.

Delivery and Branch Expenses

For the three months ended March 31, 2008, delivery and branch expenses decreased $1.9 million, or 2.7%, to $66.8 million, as compared to $68.7 million for the three months ended March 31, 2007. During the three months ended March 31, 2007, the Partnership reversed $2.8 million of expected proceeds under its weather insurance contract, as temperatures turned colder, which increased operating expenses. For the three months ended March 31, 2008 no such amount was recorded.

Exclusive of the weather insurance reversal, operating expenses increased $1.0 million, or 1.6%. Operating expense were reduced by an estimated $3.3 million due to the volume decline attributable to warmer weather, customer attrition and other factors but were more than offset by increases in delivery and branch expenses from the stand-alone acquisitions of $2.9 million and higher bad debt expense of $2.2 million. On a cents per gallon basis (excluding the impact of weather insurance and acquisitions), delivery and branch expenses increased 5.7 cents per gallon, or 17.0%, from 33.7 cents per gallon for the three months ended March 31, 2007 to 39.4 cents per gallon for the three months ended March 31, 2008, due to the fixed nature of certain delivery and branch expenses, the disproportionate increases in bad debt expense and inflationary pressures.

Depreciation and Amortization

For the three months ended March 31, 2008, depreciation and amortization expenses declined by $0.5 million, or 6.2% to $6.9 million, as compared to $7.3 million for the three months ended March 31, 2007 as certain assets, which were not replaced, became fully depreciated or amortized.

General and Administrative Expenses

For the three months ended March 31, 2008, general and administrative expenses decreased by $2.1 million, or 33.0%, to $4.2 million, as compared to $6.3 million for the three months ended March 31, 2007 due to lower profit sharing expense of $1.5 million and lower legal and professional expenses of $0.6 million.

Operating Income

For the three months ended March 31, 2008, operating income decreased $33.7 million to $49.1 million, as compared to $82.9 million for the three months ended March 31, 2007, as a decrease in product gross profit of $19.2 million and an unfavorable change in the impact of derivative instruments of $20.3 million was partially offset by lower operating costs (including depreciation and amortization) of $4.4 million and lower net service and installation expense of $1.4 million.

Interest Expense

For the three months ended March 31, 2008, interest expense increased $0.5 million, or 10.2%, to $5.7 million, as compared to $5.1 million for the three months ended March 31, 2006. This increase resulted from a higher average principal amount in total debt outstanding of approximately $40.2 million.

Interest Income

For the three months ended March 31, 2008, interest income decreased by $0.2 million, or 11.3%, to $1.4 million, as compared to $1.6 million for the three months ended March 31, 2007. Both lower invested cash balances and lower interest rates led to a reduction in interest income of $0.7 million which was reduced by an increase in late fees charged on past due accounts of $0.5 million.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2008, amortization of debt issuance costs was $0.6 million, unchanged from the three months ended March 31, 2007.

Income Tax Expense

For the three months ended March 31, 2008, income tax expense declined by $1.1 million to $2.7 million, due to the reduction in pretax income.

Net Income

For the three months ended March 31, 2008, net income of $41.6 million was recorded as compared to net income of $74.9 million for the three months ended March 31, 2007. This decrease in net income of $33.3 million was due to a $33.7 million decrease in operating income and higher net interest expense of $ 0.7 million partially offset by a decrease in income tax expense of $1.1 million.

Adjusted EBITDA

For the three months ended March 31, 2008, Adjusted EBITDA decreased by $13.9 million to $57.8 million, as compared to $71.7 million for the three months ended March 31, 2007. While the Partnership’s acquisition program led to an increase in EBITDA, the EBITDA provided from the acquisitions was more than offset by the reduction in EBITDA attributable to the decline in home heating oil volume which was primarily due to warmer temperatures, net customer attrition, conservation and other factors.

	Three Months Ended March 31,
(in thousands)	2008	2007
Income from continuing operations	$41,557	$74,879
Plus:
Income tax expense	2,737	3,845
Amortization of debt issuance cost	585	571
Interest expense, net	4,261	3,557
Depreciation and amortization	6,862	7,316

EBITDA from continuing operations	56,002	90,168

(Increase) / decrease in the fair value of derivative instruments	1,813	(18,462)

Adjusted EBITDA (a)	57,815	71,706

Add / (subtract)
Income tax expense	(2,737)	(3,845)
Interest expense, net	(4,261)	(3,557)
Provision for losses on accounts receivable	5,147	2,653
Increase in weather insurance contract	—	2,895
Change in operating assets and liabilities	(75,513)	(76,412)

Net cash used in operating activities	$(19,549)	$(6,560)

(a)	Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Six Months Ended March 31, 2008

Compared to the Six Months Ended March 31, 2007

Volume

For the six months ended March 31, 2008, retail volume of home heating oil decreased by 11.9 million gallons, or 4.0%, to 282.5 million gallons, as compared to 294.4 million gallons for the six months ended March 31, 2007, as the additional volume from acquisitions and slightly colder temperatures was reduced by net customer attrition, conservation and other factors. Volume of other petroleum products declined by 6.4 million gallons, or 17.4%, to 30.3 million gallons for the six months ended March 31, 2008, as compared to 36.7 million gallons for the six months ended March 31, 2007. The majority of the other petroleum products decline was in the very low margin wholesale operations. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume-Six months ended March 31, 2007	294.4

Impact of colder temperatures	3.9
Net customer attrition—retail/commercial	(17.1)
Acquisitions	11.8
Conservation/Other	(10.5	) (a)

Change	(11.9)

Volume-Six months ended March 31, 2008	282.5

(a)	Includes an estimated 1.4 million gallons reclassified to other petroleum product sales.

Temperatures in our geographic areas of operations for the six months ended March 31, 2008 were 1.3% colder than the six months ended March 31, 2007 and 2.9% warmer than normal, as reported by the NOAA. Net customer attrition for the twelve months ended March 31, 2008 was 5.8%. The percentage of home heating oil volume sold to residential variable price customers decreased to 44.2% of total home heating oil sales for the six months ended March 31, 2008, as compared to 46.7% for the six months ended March 31, 2007. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers increased to 41.4% for the six months ended March 31, 2008, as compared to 37.6% for the six months ended March 31, 2007. For the six months ended March 31, 2008, sales to commercial/industrial customers represented 14.4% of total home heating oil volume sales, for the six months ended March 31, 2007, compared to 15.7% of sales.

Product Sales

For the six months ended March 31, 2008, product sales increased $206.7 million, or 25.4%, to $1.0 billion, as compared to $815.3 million for the six months ended March 31, 2007, as a 31.0% increase in home heating oil selling prices was reduced by decreases in home heating oil volume of 4.0% and in other petroleum products volume of 17.4%. Average home heating oil selling prices increased by $0.78 per gallon from $2.53 per gallon for the six months ended March 31, 2007 to $3.31 for the six months ended March 31, 2008, in response to the increase in home heating oil product cost.

Installation and Service Sales

For the six months ended March 31, 2008, service and installation sales increased $5.4 million, or 5.8%, to $97.3 million, as compared to $91.9 million for the six months ended March 31, 2007, as an $8.7 million increase associated with acquisitions was partially offset by a $3.3 million decline driven largely by net customer attrition and other economic factors.

Cost of Product

For the six months ended March 31, 2008, cost of product increased $218.3 million, or 36.9%, to $810.4 million, as compared to $592.2 million for the six months ended March 31, 2007 primarily due to the 44.1% increase in product cost for home heating oil. Average wholesale product cost for home heating oil increased by $0.79 per gallon, or 44.1%, to an average of $2.59 per gallon for the six months ended March 31, 2008, from an average of $1.79 for the six months ended March 31, 2007.

Home heating oil margins for the six months ended March 31, 2008 decreased by $0.0096 per gallon to $0.7241 per gallon in the six months ended March 31, 2008 from $0.7338 per gallon in the six months ended March 31, 2007, as home heating oil prices reached record highs on 28 occasions during the six months ended March 31, 2008. The partnership did not expect to achieve a similar expansion of its home heating oil margins as it experienced in the six months ended March 31, 2007, when per gallon margins increased by $0.0451 per gallon, or 6.5%, versus the prior year’s comparable period. During the six months ended March 31, 2008, home heating oil costs continued to escalate, which limited margin expansion capability. Conversely, during the six months ended March 31, 2007, home heating oil product costs dropped which largely contributed to the Partnership’s ability to expand its home heating oil margin during that period. In addition, a larger percentage of the home heating oil sales were made to price protected customers whose per gallon margin is less than variable residential customers.

For the six months ended March 31, 2008, total product gross profit decreased by $11.6 million, as compared to the six months ended March 31, 2007, due to the decrease in home heating oil per gallon margins of ($2.7 million) and lower home heating oil volume of ($8.7 million).

Change in the Fair Value of Derivative Instruments

During the six months ended March 31, 2008, the change in the fair value of derivative instruments resulted in the recording of a $15.9 million net credit due to the expiration of certain hedged positions ($0.6 million debit), and an increase in market value for unexpired hedges ($16.5 million credit). During the six months ended March 31, 2008, the net change in the fair value of derivatives on the balance sheet is $13.0 million, which consisted of the non-cash portion described above of $15.9 million and a net cash component of $2.9 million relating to the historic cost of purchased options.

During the six months ended March 31, 2007, the change in the fair value of derivative instruments resulted in the recording of a $12.1 million net credit due to the expiration of certain hedged positions ($11.3 million credit), and an increase in the market value for unexpired hedges ($0.8 million credit). During the six months ended March 31, 2007, the net change in the fair value of derivatives on the balance sheet was $10.5 million, which consisted of the non-cash portion described above of $12.1 million and a net cash component of $1.6 million relating to the historic cost of purchased options.

Cost of Installations and Service

During the six months ended March 31, 2008, cost of installations and service increased $3.0 million, or 3.2%, to $97.9 million, as compared to $94.9 million for the six months ended March 31, 2007, as the service and installation costs from acquisitions of $7.1 million was reduced by lower service and installation costs in the base business of $4.1 million. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many overhead functions and direct expenses such as service technician time cannot be precisely allocated and are generally left in service costs. As a result, reported service profitability is reduced and reported installation profitability is increased.

Installation costs were $33.4 million, or 84.9% of installation sales during the six months ended March 31, 2008, and were $31.5 million, or 84.3% of installation sales during the six months ended March 31, 2007. Service expenses increased to $64.4 million, or 111.3% of service sales during the six months ended March 31, 2008, from $63.4 million in the six months ended March 31, 2007, or 116.2% of service sales. Service costs as a percentage of total service revenue declined, as the Partnership continues to increase its rates for service billings and continues to further reduce its service costs. The net gross profit realized from service and installations was $0.6 million for the six months ended March 31, 2008, as compared to a loss of $ 3.0 million for the six months ended March 31, 2007.

Delivery and Branch Expenses

For the six months ended March 31, 2008, delivery and branch expenses increased $9.6 million, or 8.3% to $124.8 million, as compared to $115.1 million for the six months ended March 31, 2007. During the six months ended March 31, 2007, the Partnership recorded $4.3 million of expected proceeds under our weather insurance contract, which reduced operating expenses. While temperatures for the six months ended March 31, 2008 were slightly colder than the six months ended March 31, 2007, no weather insurance benefit was recorded during the six months ended March 31, 2008. The Partnership’s weather insurance contract covers the period from November 1 to February 28/29, as one period taken as a whole. Temperatures for the four months ended February 28, 2007 were approximately 4.0% warmer than the weather insurance contracts strike price, which triggered a pay-off. For the four months ended February 29, 2008, temperatures were colder than the weather insurance contract strike price, which resulted in no payoff.

Exclusive of the weather insurance benefit, operating expenses increased $5.3 million, or 4.4%. Operating expenses were reduced by an estimated $2.3 million due to the volume decline but were more than offset by increases in delivery and branch expenses from the stand-alone acquisitions of $5.3 million and higher bad debt expense of $1.9 million. On a cents per gallon basis (excluding the impact of weather insurance and acquisitions), delivery and branch expenses increased 3.6 cents per gallon, or 8.8%, from 40.6 cents per gallon for the six months ended March 31, 2007 to 44.2 cents per gallon for the six months ended March 31, 2008, due to the fixed nature of certain delivery and branch expenses, the disproportionate increases in bad debt expense and inflationary pressures.

Depreciation and Amortization

For the six months ended March 31, 2008, depreciation and amortization expenses declined by $0.8 million, or 5.6%, to $13.9 million, as compared to $14.7 million for the six months ended March 31, 2007 as certain assets, which were not replaced, became fully depreciated or amortized.

General and Administrative Expenses

For the six months ended March 31, 2008, general and administrative expenses decreased by $1.9 million, or 17.4%, to $9.0 million, as compared to $10.9 million for the six months ended March 31, 2007 due to lower profit sharing expense of $1.3 million and lower legal and professional expenses of $ 0.6 million.

Operating Income

For the six months ended March 31, 2008, operating income decreased $12.3 million to $79.2 million, as compared to $91.5 million for the six months ended March 31, 2007. This decline of $12.3 million was due to the decrease in home heating oil per gallon margins ($2.7 million), lower home heating oil volume ($8.7 million), lower other gross profit ($0.6 million), higher operating expenses, including net service expenses ($ 5.3 million) reduced by a favorable change in the fair value of derivative instruments ($3.8 million).

Interest expense

For the six months ended March 31, 2008, interest expense increased $0.5 million, or 4.7%, to $10.7 million, as compared to $10.2 million for the six months ended March 31, 2007. This decrease resulted from a higher average principal amount in total debt outstanding of approximately $20.6 million.

Interest Income

For the six months ended March 31, 2008, interest income decreased by $0.5 million to $2.9 million, as compared to $3.4 million for the six months ended March 31, 2007. Both lower invested cash balances and lower interest rates lead to a reduction by an increase in late fees charged on past due balances of $0.8 million

Amortization of Debt

For the six months ended March 31, 2008, amortization of debt issuance costs was $1.2 million unchanged for the six months ended March 31, 2007.

Income Tax Expense

For the six months ended March 31, 2008, income tax expense was $3.5 million and represents certain state income tax, alternative minimum federal tax and capital taxes. Income taxes are recorded based on an annual effective rate, which is then applied to book income (loss) before taxes, resulting in a tax charge (or benefit). Income tax expense for the six months ended March 31, 2007 was $3.9 million. The decline in income tax expense of $0.4 million was largely due to the decline in income before income tax expense of $12.3 million. As of December 31, 2007, the Partnership’s corporate subsidiary had an estimated $110.2 million in net operating loss carryforwards, after a projected utilization of $50.6 million for the tax year ended December 31, 2007. The Partnership utilized $7.5 million of its net operating loss carryforwards for the tax year ended December 31, 2006.

Net Income

For the six months ended March 31, 2008, net income of $66.7 million was recorded as compared to net income of $79.6 million for the six months ended March 31, 2007. This change of $12.9 million was due to a $12.3 million decrease in operating income and higher net interest expense of $1.0 million, reduced by lower income tax expense of $0.4 million.

Adjusted EBITDA

For the six months ended March 31, 2008, Adjusted EBITDA decreased by $17.0 million to $77.1 million, as compared to $94.1 million for the six months ended March 31, 2007. While the Partnership’s acquisition program led to an increase in EBITDA, the EBITDA provided from the acquisitions was more than offset by the reduction in EBITDA attributable to the decline in home heating oil volume, which was primarily due to net customer attrition, conservation and other factors. Home heating oil margins for the six months ended March 31, 2008 decreased by $0.0096 per gallon which also contributed to the decline in EBITDA, as home heating oil prices reached record highs on 28 occasions during the six months ended March 31, 2008. In addition, while temperatures for the six month ended March 31, 2008 were similar to the six months ended March 31, 2007, the significantly warmer temperatures experienced during the weather insurance contract period (November 1-February 28) for fiscal 2007 resulted in the recording of a $4.3 million benefit.

	Six Months Ended March 31,
(in thousands)	2008	2007
Income from continuing operations	$66,654	$79,595
Plus:
Income tax expense	3,522	3,910
Amortization of debt issuance cost	1,155	1,141
Interest expense, net	7,868	6,871
Depreciation and amortization	13,870	14,688

EBITDA from continuing operations	93,069	106,205

(Increase) / decrease in the fair value of derivative instruments	(15,940)	(12,147)

Adjusted EBITDA (a)	77,129	94,058

Add / (subtract)
Income tax expense	(3,522)	(3,910)
Interest expense, net	(7,868)	(6,871)
Provision for losses on accounts receivable	6,857	4,605
Increase in weather insurance contract	—	(4,305)
Change in operating assets and liabilities	(217,837)	(111,022)

Net cash used in operating activities	$(145,241)	$(27,445)

(a)	Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

DISCUSSION OF CASH FLOWS

Operating Activities

For the six months ended March 31, 2008, cash used in operating activities was $145.2 million, as compared to cash used in operating activities of $27.4 million for the six months ended March 31, 2007. The increase of $117.8 million was largely due to an increase in accounts receivable of $77.4 million, lower operating cash flows of $15.3 million, an increase in the cash required to finance inventory of $5.7 million due to higher wholesale product costs, lower customer credit balances of $7.3 million due to higher home heating oil prices and other changes of $12.1 million. The increase in accounts receivable is due to the 23.4% increase in sales for the six months ended March 31, 2008. Customer accounts receivable were $265.5 million as of March 31, 2008 and represents an increase of $65.4 million versus March 31, 2007. The number of day’s sales in accounts receivable increased from an estimated 30.7 days as of March 31, 2007 to 36.8 days as of March 31, 2008.

Investing Activities

During the six months ended March 31, 2008, we spent $1.7 million for fixed assets, completed one acquisition for $0.4 million and received $0.2 million from the sale of certain fixed assets. During the six months ended March 31, 2007, we spent $2.5 million for fixed assets, completed two acquisitions for $2.2 million and received $0.7 million from the sale of certain fixed assets.

Financing Activities

For the six months ended March 31, 2008, we borrowed $57.2 million under our revolving credit facility and repaid $9.2 million of the amount borrowed. For the six months ended March 31, 2007, cash used in financing activities was $0.1 million.

As a result of the above activity, cash decreased by $ 112.9 million, to $13.6 million as of March 31, 2008.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the ever increasing full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other economic and geo-political factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at March 31, 2008 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility and repaid from subsequent seasonal reductions in inventory and collections of accounts receivable, especially those customers who are on the budget payment plan.

We have an asset based revolving credit facility with a group of lenders, which provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $95 million in letters of credit. From December through March of each year, we can borrow up to $360.0 million. During this past heating season, our borrowings peaked at $57.2 million under this facility and borrowings as of March 31, 2008 were $48.0 million, which were subsequently repaid by April 23, 2008. Also as of March 31, 2008, $64.3 million in letters of credit were outstanding, of which $48.2 million are for current and future insurance reserves and $16.1 million are for seasonal inventory purchases and other working capital purposes. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. This facility expires in December 2009.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of March 31, 2008, availability was $121.6 million and the fixed charge coverage ratio was 2.58 to 1.0.

Before July 2009, we must implement certain changes to ensure compliance with amended Environmental Protection Agency regulations. We currently estimate that the capital required to effectuate these requirements will range from $1.0 to $1.5 million. Annual maintenance capital expenditures for fixed assets are estimated to be approximately $3 to $5 million, excluding the capital requirements for environmental compliance and capital requirements for leased fleet. Our business strategy is to increase unitholder value through increased market share and we are actively pursuing the acquisition of other home heating oil distributors. These acquisitions will be funded from cash.

At March 31, 2008, we had over $181.8 million in working capital, excluding the fair valve of derivative instruments and are considering various alternatives for the use of our excess liquidity, primarily the purchase of additional home heating oil distributors.

Based on the funding levels required by the Pension Protection Act of 2006 (effective January 1, 2008), and on actuarial assumptions in the Partnership’s fiscal year 2007 actuarial report, we estimate that the Partnership will be required to make minimum cash contributions to fund its pension obligations of at least $9.0 million over the next five years.

Recent Accounting Pronouncements

In the first quarter of fiscal 2008, the Partnership adopted the provisions of FIN 48 (As amended), see Note 2. Summary of Significant Accounting Policies – Income Taxes.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. In November 2007, the FASB issued a one-year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are required to adopt SFAS No. 157 in fiscal 2009. The Partnership is currently assessing the impact of adopting SFAS No. 157.

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

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) which amends and expands the disclosure requirements of Statement No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are required to adopt SFAS No. 161 in fiscal 2010. The Partnership is currently assessing the impact of adopting SFAS No. 161.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At March 31, 2008, we had outstanding borrowings totaling $221.9 million, of which approximately $48 million is subject to variable interest rates under our revolving credit facility. In the event that interest rates associated with this facility were to increase 100 basis points, the impact on future cash flows would be a decrease of $0.5 million.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2008, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $5.0 million to a fair market value of $27.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $3.0 million to a fair market value of $19.2 million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2008. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 1

Legal Proceedings

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et. al., No. 3:04-cv-01766-IBA, et. al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court. The class actions were consolidated into one consolidated amended complaint. For information concerning the procedural history and current status of this lawsuit, see Note 7—Commitments and Contingencies.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity. The Partnership has not accrued any amount for this action because, based on the court’s judgment of dismissal, we believe an unfavorable outcome is not probable.

In the opinion of management, except as described above we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity. (See Note 7 — Commitments and Contingencies)

Item 1A

Risk Factors

An investment in the Partnership involves a high degree of risk, including the following factors:

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

The Partnership relies on the continued solvency of our derivative counterparties. The Partnership periodically uses derivative instruments such as futures, options, and swap agreements, in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our protected price customers, physical inventory on hand, inventory in transit and priced purchase commitments.

If counterparties to our derivative instruments were to fail the Partnership’s liquidity, results of operations and financial condition could be materially impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil, while losing the mitigating benefits of economic hedges with a failed counterparty. Currently we have outstanding derivative instruments with the following counterparties: Wachovia Bank, NA, Societe Generale, Newedge USA, LLC, JPMorgan Chase Bank, NA, Cargill, Inc., Bank of America, N.A., Credit Suisse, Morgan Stanley, Citibank, N.A., and BP North America Petroleum.

The Partnership principally serves residential and commercial customers and is affected by general economic conditions and broad financial crises that negatively impact these customers, like the current sub-prime crisis.

If tighter lending practices persist and the sub-prime and other adjustable rate mortgage crisis continues to impact more homeowners, the Partnership will likely experience an increase in bad debts from financially distressed customers and accounts whose home was foreclosed or business failed, which would have a negative effect on our liquidity, results of operations and financial condition. In addition, our ability to sign new accounts is diminished by broad financial crises and adverse economic conditions in the United States, which increase our rejection rate of potential accounts due to unacceptably low credit scores.

Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.

The home heating oil business is subject to a wide range of federal and state laws and regulations related to environmental and other matters. We have implemented environmental programs and policies designed to avoid potential liability and costs under applicable environmental laws. It is possible, however, that we will experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory permits. New environmental regulations might adversely impact operations, including underground storage and transportation of home heating oil. In addition, there are environmental risks inherently associated with home heating oil operations, such as the risks of accidental release or spill. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons.

In addition, our results of operations and ability to issue distributions may be negatively impacted by significant changes in federal and state tax law.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of March 31, 2008, we had total debt, exclusive of borrowings under our revolving credit facility, of approximately $172.8 million (excluding discounts and premiums). Our substantial indebtedness and other financial obligations could:

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

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer Kestrel Heat LLC (Principal Financial Officer)	May 7, 2008

Signature	Title	Date

/s/ RICHARD G. OAKLEY Richard G. Oakley	Vice President - Controller Kestrel Heat LLC (Principal Accounting Officer)	May 7, 2008

Star Gas Finance Company (Registrant)

Signature	Title	Date

/s/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer (Principal Financial Officer)	May 7, 2008

Signature	Title	Date

/s/ RICHARD G. OAKLEY Richard G. Oakley	Vice President - Controller (Principal Accounting Officer)	May 7, 2008