Form 10-Q
period 2008-12-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2009-02-04
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At January 31, 2009, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2008	September 30, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$148,213	$178,808
Receivables, net of allowance of $11,302 and $10,821, respectively	147,938	95,691
Inventories	65,918	44,759
Fair asset value of derivative instruments	1,545	7,452
Prepaid expenses and other current assets	26,331	17,589

Total current assets	389,945	344,299

Property and equipment, net	38,600	38,829
Long-term portion of accounts receivables	517	634
Goodwill	182,933	182,011
Intangibles, net	28,906	30,861
Deferred charges and other assets, net	5,373	8,799

Total assets	$646,274	$605,433

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$24,812	$16,887
Fair liability value of derivative instruments	28,266	7,188
Accrued expenses and other current liabilities	76,905	64,670
Unearned service contract revenue	46,533	39,085
Customer credit balances	94,830	85,408

Total current liabilities	271,346	213,238

Long-term debt	163,646	173,752
Other long-term liabilities	18,966	18,466

Partners’ capital
Common unitholders	211,568	219,544
General partner	(221)	(186)
Accumulated other comprehensive loss	(19,031)	(19,381)

Total partners’ capital	192,316	199,977

Total liabilities and partners’ capital	$646,274	$605,433

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data - unaudited)	Three Months Ended December 31,
	2008	2007
Sales:
Product	$354,267	$401,040
Installations and service	48,583	52,904

Total sales	402,850	453,944
Cost and expenses:
Cost of product	249,545	319,258
Cost of installations and service	49,030	52,574
(Increase) decrease in the fair value of derivative instruments	36,854	(17,753)
Delivery and branch expenses	63,534	57,952
Depreciation and amortization expenses	6,043	7,008
General and administrative expenses	5,210	4,846

Operating income (loss)	(7,366)	30,059
Interest expense	(5,019)	(5,059)
Interest income	1,092	1,452
Amortization of debt issuance costs	(592)	(570)
Gain on redemption of debt	3,522	—

Income (loss) before income taxes	(8,363)	25,882
Income tax expense (benefit)	(352)	785

Net income (loss)	$(8,011)	$25,097

General Partner’s interest in net income (loss)	(35)	107

Limited Partners’ interest in net income (loss)	$(7,976)	$24,990

Basic and Diluted income (loss) per Limited Partner Unit	$(0.11)	$0.33

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	75,774	75,774

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

(in thousands)	Number of Units		Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
	Common	General Partner
Balance as of September 30, 2008	75,774	326	$219,544	$(186)	$(19,381)	$199,977

Comprehensive loss:
Net loss (unaudited)			(7,976)	(35)	—	(8,011)
Unrealized gain on pension plan obligation			—	—	350	350

Total comprehensive loss			(7,976)	(35)	350	(7,661)

Balance as of December 31, 2008 (unaudited)	75,774	326	$211,568	$(221)	$(19,031)	$192,316

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands - unaudited)	Three Months Ended December 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$(8,011)	$25,097

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	36,854	(17,753)
Depreciation and amortization	6,635	7,578
Gain on redemption of debt	(3,522)	—
Provision for losses on accounts receivable	2,868	1,710
Changes in operating assets and liabilities:
Increase in receivables	(54,998)	(108,322)
Increase in inventories	(21,029)	(17,165)
Increase in other assets	(16,025)	(10,639)
Increase in accounts payable	7,925	4,703
Increase (decrease) in customer credit balances	8,713	(22,946)
Increase in other current and long-term liabilities	20,399	12,045

Net cash used in operating activities	(20,191)	(125,692)

Cash flows provided by (used in) investing activities:
Capital expenditures	(837)	(947)
Proceeds from sales of fixed assets	74	159
Acquisitions	(3,241)	—

Net cash used in investing activities	(4,004)	(788)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	—	22,500
Revolving credit facility repayments	—	(2,846)
Repayment of debt	(6,400)	—
Increase in deferred charges	—	(110)

Net cash provided by (used in) financing activities	(6,400)	19,544

Net decrease in cash and cash equivalents	(30,595)	(106,936)

Cash and cash equivalents at beginning of period	178,808	112,886

Cash and cash equivalents at end of period	$148,213	$5,950

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at December 31, 2008, had outstanding 75.8 million common units (NYSE: “SGU”) representing 99.6% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.4% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil that at December 31, 2008 served approximately 402,000 full-service residential and commercial home heating oil customers, and 7,000 propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 31,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

•

Star Gas Finance Company is a wholly-owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $163.6 million 10  1/4% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including intercompany interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations for the three-month periods ended December 31, 2008 and December 31, 2007 are not necessarily indicative of the results to be expected for the full year.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

Basic and Diluted Net Income (Loss) per Limited Partner Unit

Net income (loss) per limited partner unit is computed by dividing net income, after deducting the general partner’s interest, by the weighted average number of common units outstanding. Each unit in each of the partnership’s ownership classes participates in net income equally.

Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Inventories

The Partnership’s inventory of heating oil and other fuels are stated at the lower of cost computed on the weighted average cost (WAC) method, or market. All other inventories, representing parts and equipment are stated at the lower of cost computed on the FIFO method, or market.

(in thousands)	December 31, 2008	September 30, 2008
Heating oil and other fuels	$51,262	$30,208
Fuel oil parts and equipment	14,656	14,551

	$65,918	$44,759

Derivatives and Hedging - Fair Value Measurements

SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and SFAS 133 documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under SFAS 133, and the change in fair value of the derivative instruments are recognized in our statement of operations.

Financial Accounting Standards Board (“FASB”) Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Partnership’s financial assets and liabilities measured at fair value on a recurring basis are listed on the following table. All derivative instruments were non-trading positions. The market prices used to value the Partnership’s derivatives have been determined using the New York Mercantile Exchange (“NYMEX”) and independent third party prices.

(In thousands)		Fair Value Measurements at Reporting Date Using:
At December 31, 2008	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Fair asset value of derivative instruments	$1,545	$—	$1,545	$—

Assets	$1,545	$—	$1,545	$—

Fair liability value of derivative instruments	$28,266	$2,042	$26,224	$—
Derivative liabilities included in the other long-term liabilities balance	940	—	940	—

Liabilities	$29,206	$2,042	$27,164	$—

As of December 31, 2008, the Partnership had no other assets or liabilities that are measured at fair value on a nonrecurring basis subsequent to their initial recognition.

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

(in thousands)	December 31, 2008	September 30, 2008
Property, plant and equipment	$132,114	$130,916
Less: accumulated depreciation	93,514	92,087

Property, plant and equipment, net	$38,600	$38,829

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

Partners’ Capital

Comprehensive income includes net income (loss), plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized losses on pension plan obligations. For the three months ended December 31, 2008, the comprehensive loss was $7.7 million, comprised of net loss of $8.0 million and an unrealized gain on pension plan obligation of $0.3 million. For the three months ended December 31, 2007, comprehensive income was $25.3 million, comprised of net income of $25.0 million and an unrealized gain on pension plan obligation of $0.3 million.

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

In December 2008, the Partnership repurchased $10.0 million face value of its 10.25 % Senior Notes and recorded a gain of $3.5 million. This gain will be taxable to unit holders in calendar year 2008. In January 2009, the Partnership acquired an additional $22.3 million face value of its 10.25 % Senior Notes and expects to record a gain of $5.3 million, which will be taxable to unit holders in calendar year 2009. As of the calendar year ended December 31, 2008, Star/Petro, Inc., a wholly-owned subsidiary of the Partnership, had an estimated federal net operating loss carryforward (“NOL”) of $80 million.

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

In accordance to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is more likely than not to be sustained under audit, based on the technical merits of the position.

At December 31, 2008, we had unrecognized income tax benefits totaling $0.3 million and related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of state and local income tax uncertainties. If recognized, essentially all of the tax benefits and related interest and penalties, would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will decrease by $0.1 million during the next 12 months ending December 31, 2009. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Pennsylvania, and New Jersey, we have three, four, and four tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

The Contractual Obligations and Off-Balance Sheet Arrangements disclosed in our Form 10-K for the year ended September 30, 2008 did not include any provision for income taxes because we cannot reasonably predict the ultimate amount or timing of settlement of our provision for income taxes with the respective taxing authorities, and we expect that our net deferred tax assets will offset our deferred tax liabilities. There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements table since September 30, 2008, and therefore, the table has not been included in this Form 10-Q.

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installation and service exclude taxes.

Recent Accounting Pronouncements

In the first quarter of Fiscal 2009, the Partnership adopted the provisions of FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes in a business combination principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired, liabilities assumed, and any noncontrolling interests. SFAS No. 141R is effective in fiscal years beginning after December 15, 2008. The Partnership is required to adopt SFAS No. 141R in fiscal 2010. The Partnership is currently assessing the impact of adopting SFAS No. 141R.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) which amends and expands the disclosure requirements of Statement No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are required to adopt SFAS No. 161 in the second quarter of fiscal 2009. We do not expect adoption of SFAS No. 161 will have a material impact on our Consolidated Financial Statements.

3) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2008	$182,011
Fiscal year 2009 acquisitions	922

Balance as of December 31, 2008	$182,933

The Partnership performed its annual goodwill impairment valuation as of August 31, 2008 with the assistance of a third party valuation firm. Since the Partnership’s book value was greater than its market capitalization as of December 31, 2008 (as was also the case at August 31, 2008), the Partnership performed a goodwill analysis as of December 31, 2008. It was determined based on this analysis that there was no goodwill impairment. The preparation of this analysis was based upon management’s estimates and assumptions, and future impairment calculations would be affected by actual results that are materially different from projected amounts.

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization is as follows:

(in thousands)	December 31, 2008			September 30, 2008
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$204,284	$175,378	$28,906	$201,865	$171,004	$30,861

Amortization expense for intangible assets and deferred charges was $4.4 million for the three months ended December 31, 2008 compared to $5.1 million for the three months ended December 31, 2007. Total estimated annual amortization expense related to intangible assets subject to amortization and deferred charges, for the fiscal year ending September 30, 2009, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2009	$12,955
2010	$7,798
2011	$5,747
2012	$1,380
2013	$1,378

4) Acquisitions

For the three months ended December 31, 2008 the Partnership acquired one retail heating oil dealer. The aggregate purchase price was approximately $3.9 million, reduced by working capital credits of $0.7 million.

The Partnership made no acquisitions for the three months ended December 31, 2007.

The acquired assets and assumed liabilities were recorded at fair value based on valuations and estimates. The excess of the cost of acquired net assets over fair value was recorded as goodwill. Estimates used to determine the fair value of acquisitions made within the previous twelve months may be subject to change.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for the acquisitions made as of December 31, 2008 (in thousands):

	December 31, 2008	Useful Lives
Fleet	$558	1 - 10 years
Customer lists and other intangibles	2,300	7 - 10 years
Goodwill	922	—
Trade names	120	7 - 10 years
Working capital	(659)	—

Total	$3,241

5) Long-Term Debt and Bank Facility Borrowings

The Partnership’s long-term debt is as follows (in thousands):

	December 31, 2008	September 30, 2008
10.25% Senior Notes (a)	$163,646	$173,752
Revolving Credit Facility Borrowings (b)	—	—

Total debt	$163,646	$173,752

Total long-term portion of debt	$163,646	$173,752

(a)	These notes mature in February 2013 and accrue interest at an annual rate of 10.25% requiring semi-annual interest payments on February 15 and August 15 of each year. The net premium on these notes were $0.9 million at December 31, 2008 and $1.0 million at September 30, 2008.

In December 2008, the Partnership repurchased $10.0 million in face value of these notes and recorded a gain of $3.5 million. In January 2009, the Partnership repurchased an additional $22.3 million in face value of these 10.25% Senior Notes, reducing the outstanding amount to $141.4 million (see footnote 10. Subsequent Events).

(b)	This revolving credit facility expires in December 2009. At December 31, 2008 and September 30, 2008 no balance was outstanding. If the current adverse conditions in the credit markets continue, it may be more difficult for the Partnership to renew, extend or increase our credit facility and any such renewal, extension or increase in the size of the facility may be at higher spreads over LIBOR than is currently being paid by the Partnership, and/or require us to incur significant transaction fees. The Partnership currently intends to either extend or refinance this credit facility in the spring/summer of 2009.

6) Employee Pension Plan

(in thousands)	Three Months Ended December 31,
	2008	2007
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	935	893
Expected return on plan assets	(728)	(916)
Net amortization	340	245

Net periodic benefit cost	$547	$222

The Partnership estimates minimum cash contributions of $2.2 million to fund its pension obligations for fiscal 2009.

7) Supplemental Disclosure of Cash Flow Information

(in thousands)	Three Months Ended December 31,
	2008	2007
Cash paid during the period for:
Income taxes, net	$1,883	$1,107
Interest	$949	$602
Non-cash financing activities:
Decrease in interest expense—amortization of net debt premium	$49	$46
Decrease in net debt premium attributable to redemption of debt	$57	$—

8) Commitments and Contingencies

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

On April 20, 2007, class plaintiffs filed a notice of appeal to the Court of Appeals for the Second Circuit of Judge Arterton’s decisions dismissing the amended complaint and denying Plaintiffs’ Post-Judgment Motion. Subsequent to the filing of the notice of appeal, class plaintiffs stipulated to the dismissal of the appeal as against Hanseatic Americas, Inc., Paul Biddelman, A.G. Edwards & Sons, Inc., RBC Dain Rauscher Inc., UBS Investment Bank, and Audrey Sevin. On or

about July 6, 2007, class plaintiffs filed their brief on appeal. The Star Gas Defendants filed their opposition brief on or about August 21, 2007, and class plaintiffs filed their reply brief on or about September 11, 2007. Oral argument was held in December 2008 and a decision is awaited. In the interim, discovery in the matter remains stayed pursuant to the mandatory stay provisions of the PSLRA. While no prediction may be made as to the outcome of litigation, we intend to defend against this class action vigorously.

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

9) Earnings Per Limited Partner Units

(in thousands, except per unit data)	Three Months Ended December 31,
	2008	2007
Net income (loss) per Limited Partner unit - Basic and Diluted	$(0.11)	$0.33

Basic and Diluted Earnings Per Limited Partner:
Net income (loss)	$(8,011)	$25,097
Less: General Partners’ interest in net income (loss)	(35)	107

Limited Partner’s interest in net income (loss)	$(7,976)	$24,990

Weighted average number of Limited Partner units outstanding	75,774	75,774

10) Subsequent Events

In January 2009, the Partnership repurchased $22.3 million in face value of its 10.25% Senior Notes for $16.8 million plus accrued interest, reducing the outstanding amount to $141.4 million.

On January 23, 2009, the Partnership declared a quarterly distribution of $0.0675 per unit on all common and general partner units, for unitholders of record on February 5, 2009, to be paid on February 13, 2009.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counter party credit worthiness, marketing plans and general economic conditions. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy” in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2008 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of the historical condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the description of our business in Item 1. “Business” of the Form 10-K and the historical Financial and Operating Data and Notes thereto included elsewhere in this Report.

In fiscal 2008, we completed our transition from a centralized customer service model to a more traditional customer service model in which the majority of our customer service calls are answered locally. We have implemented an employee staffed centralized call center to augment our internal staffing requirements for certain overflow, off-peak and weekend hours.

Current Economic Conditions Could Adversely Affect Our Results Of Operations And Financial Condition.

In 2008 and the beginning of fiscal 2009, economic conditions in the United States have experienced a downturn due to the sequential effects of the sub-prime lending crisis, general credit market crisis, the general unavailability of financing, collateral effects on the finance and banking industries, volatile energy prices, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns.

Uncertainty about current economic conditions poses a risk as our customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the Partnership’s equipment and services and could lead to increased conservation and the possibility of certain of our customers seeking lower cost providers. If adverse economic conditions persist, the Partnership could experience an increase in bad debts from financially distressed customers, which would have a negative effect on our liquidity, results of operations and financial condition. In addition, the current economic environment has increased our rejection rate of potential accounts due to unacceptable credit scores.

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

Degree Day

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how far the average temperature departs from 65°F. Each degree of temperature above 65°F is counted as one cooling degree day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated each day over the course of a year and can be compared to a monthly or a long-term (multi-year) average, or normal, to see if a month or a year was warmer or cooler than usual. Degree days are officially observed by the National Weather Service and officially archived by the National Climatic Data Center. For purposes of evaluating our results of operations, we use the normal heating degree day amount as reported by the National Weather Service in our operating areas.

EBITDA and Adjusted EBITDA

EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing the ceiling sales price or a fixed price of home heating oil over a fixed period. We currently purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers when the customer makes a purchase commitment for the next period. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume, our hedging losses could be greater.

Fixed Priced Customers

During the four months ended January 31, 2009, we estimate that approximately 10,700 of our fixed price customers as of September 30, 2008 (equal to approximately 2.7% of our home heating oil customer base) that entered into a fixed price arrangement during the period from April 1, 2008 to October 31, 2008 have either renegotiated their fixed price (approximately 7,500 customers) or switched to a competitor (approximately 3,200 customers) as a result of significant decreases in the price of home heating oil. Based on renegotiations and terminations through February 1, 2009, we believe that the impact of this development on our net income in fiscal 2009 will be significantly less than the $3.0 million previously estimated in December 2008. If home heating oil prices continue to fall and/or more fixed price customers decide to renegotiate their fixed price arrangement or seek another supplier, we expect that our profitability would be adversely impacted. However, due to the numerous variables and uncertainties involved we cannot reasonably estimate at this time the amount of such impact, although such impact could be material.

Derivatives

SFAS No. 133, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined in SFAS No. 133, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under SFAS 133, and the change in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience great volatility in earnings as outstanding home heating oil derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. To the extent that the Partnership continues this accounting treatment, the volatility in any given period related to unrealized non-cash gains or losses on derivative home heating oil instruments can be significant to the overall results of the Partnership. However, we ultimately expect those gains and losses to be offset when they become realized.

Volatility in Home Heating Oil Prices

The wholesale price of home heating oil has been extremely volatile over the last several years. During fiscal 2008, new record highs for home heating oil were achieved many times. Wholesale home heating oil prices in the last 15 months have both increased by over $2.00 and decreased by over $2.80 per gallon. Our liquidity is adversely impacted in times of increasing heating oil prices, as the Partnership must use cash to pay for its hedging requirements and to fund a portion of the increased levels of accounts receivable and inventory. Our liquidity is adversely impacted at times of decreasing heating oil prices due to the increased margin requirements for futures contracts and collateral requirements for swaps that we use to manage market risks related to our fixed price customers and physical inventory. Consumer awareness of all energy costs, including home heating oil, is increasing. This heightened awareness has increased customer losses and hindered our ability to attract new customers, as many new price-conscious customers seek out the lowest price providers regardless of the level of service they provide or their financial stability. We also have experienced a reduction in volume of home heating oil sold due to conservation efforts by our customers, and we expect that this trend will continue.

Weather Insurance Contract – Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations. We purchased weather insurance to help mitigate the adverse effect of warm weather on our cash flows for the period from November 1, 2007 to February 29, 2008, taken as a whole and for the period November 1, 2008 to February 28, 2009, taken as a whole. The strike or “pay-off” price is based on the 10-year moving average of degree-days for the contract period and has been set at approximately 3% less than the 10 year moving average. For every degree-day not realized below the strike-price we are entitled to receive $35,000, up to a maximum of $12.5 million. Based on temperatures through January 31, 2009 we do not anticipate realizing any benefit from our weather insurance contract in fiscal 2009. Currently, we do not have weather insurance beyond February 28, 2009.

Accounts Receivable

As of December 31, 2008, the Partnership’s accounts receivable balance was $147.9 million (net of allowance) and represents a decrease of 20.4% when compared to the balance as of December 31, 2007 of $185.8 million (net of allowance). Day’s sales outstanding as of December 31, 2008, declined to 35.3 days, when compared to the level at December 31, 2007 of 38.5 days. Included in the gross accounts receivable balance as of December 31, 2008 are amounts due that are 90-days in arrears of $19.9 million. As of December 31, 2007, the comparable amounts due from customers 90 days in arrears was $12.8 million. The Partnership is actively collecting these past due accounts and has established a reserve based on historical data and current economic and pricing conditions. Given the current economic conditions, the collection of these amounts could prove to be more difficult than in the past and bad debt expense could increase.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil customers. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers purchased in acquisitions are not included in the calculation of gross customer gains, but are factored on a pro-rata basis in the denominator when calculating the percentages of gross customer gains and losses. Gains and losses at acquisitions since the acquired date of the acquisition are included in the calculation of net customer attrition. Gross customer losses are the result of a number of factors, including price competition, move-outs, service issues, credit losses and conversions to natural gas. When a customer moves out of an existing home we count the “move out” as a loss and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Gross customer gains and gross customer losses

	Three Months Ended December 31
	2008	2007
Description
Gross Customer Gains	26,300	22,000
Gross Customer Losses	(31,800)	(27,500)

Net Customer Loss	(5,500)	(5,500)

Net customer attrition as a percentage of the home heating oil customer base

For the three months ended December 31, 2008, gross losses increased to 7.9% versus 6.6% for the three months ended December 31, 2007, largely due to heightened consumer price awareness.

	Three Months Ended December 31
	2008	2007
Description
Gross Customer Gains	6.5%	5.3%
Gross Customer Losses	(7.9)	(6.6)

Net Customer Attrition	(1.4)%	(1.3)%

We lost 5,500 accounts during the three months ended December 31, 2008 (net), or 1.4% of our home heating oil customer base, as compared to the three months ended December 31, 2007 in which we lost 5,500 accounts (net), or 1.3% of our home heating oil customers. The increase in gross customer gains was primarily due to the success of our customer and employee referral programs, and selective media advertising. The increase in gross customer losses was primarily due to price and credit-related losses and conversions to natural gas. During the three months ended December 31, 2008, the Partnerships’ account losses (mostly price and credit) were adversely impacted by approximately 2,600 customers who decided to terminate their fixed price arrangement and switched to a competitor.

We believe that the continued adverse economic conditions and price volatility will adversely impact our ability to attract customers and retain existing customers in the future.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended December 31, 2008

Compared to the Three Months Ended December 31, 2007

Volume

For the three months ended December 31, 2008, retail volume of home heating oil decreased by 3.6 million gallons, or 3.1%, to 109.6 million gallons, as compared to 113.2 million gallons for the three months ended December 31, 2007. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Three months ended December 31, 2007	113.2

Impact of colder temperatures	9.4
Net customer attrition	(5.4)
Acquisitions	2.2
Conservation and other	(9.8)

Change	(3.6)

Volume—Three months ended December 31, 2008	109.6

Temperatures in our geographic areas of operations for the three months ended December 31, 2008 were 8.3% colder than the three months ended December 31, 2007 and approximately 3.3% colder than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). For the twelve months ended December 31, 2008, net customer attrition was 4.4%. Volume of other petroleum products for the three months ended December 31, 2008 was 11.3 million gallons, which was 4.4 million gallons, or 28.1% lower than the volume of other petroleum products sold during the three months ended December 31, 2007.

Product Sales

For the three months ended December 31, 2008, product sales decreased $51.2 million, or 12.8%, to $349.7 million, as compared to $401.0 million for the three months ended December 31, 2007, due to lower home heating oil selling prices and volume which was partially offset by $4.5 million in liquidated damages that the Partnership billed to customers electing to renegotiate their protected price arrangement or switch to a competitor.

Installation and Service Sales

For the three months ended December 31, 2008, service and installation sales decreased $4.3 million, or 8.2%, to $48.6 million, as compared to $52.9 million for the three months ended December 31, 2007, largely due to a decline in new equipment sales as we believe that consumers were generally reluctant to replace their heating systems given the current economic environment.

Cost of Product

For the three months ended December 31, 2008, cost of product decreased $69.7 million, or 21.8%, to $249.5 million, as compared to $319.2 million for the three months ended December 31, 2007, due to a decrease in wholesale product costs and a decrease in home heating oil volume sold.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended December 31, 2008 increased by $0.1920 per gallon to $0.8837 per gallon in the three months ended December 31, 2008, from $0.6917 per gallon realized in the three months ended December 31, 2007. The Partnership utilizes weighted average cost to value its home heating oil. Due to the rapid decline in home heating oil prices during the three months ended December 31, 2008, the Partnership’s inventory was valued higher than the wholesale market price at December 31, 2008. As a result, product gross profit was favorably impacted by $6.9 million during the three months ended December 31, 2008 and home heating oil per gallon margins were favorably impacted by 6.3 cents per gallon then if the inventory was valued at the December 31, 2008 wholesale market price.

The Partnership expects that product gross profit and per gallon margins will be negatively impacted by $6.9 million at some point during fiscal 2009 once home heating oil prices stabilize and the value of its inventory on a weighted average cost basis is closer or equal to the wholesale market price. In addition, the majority of our ceiling, or capped, price-protected customers were priced at their maximum (ceiling) selling price during the three months ended December 31, 2007. Conversely, during the three months ended December 31, 2008, wholesale home heating oil prices declined by over $1.46 per gallon from the beginning of the period. In addition, the Partnership increased margins, in part to offset the effect of an increase in it’s annual operating expenses.

The percentage of home heating oil volume sold to residential variable price customers decreased to 39.0% for the three months ended December 31, 2008, as compared to 46.4% for the three months ended December 31, 2007. The percentage of home heating oil volume sold to residential price-protected customers increased to 46.2 % for the three months ended December 31, 2008, as compared to 38.8% for the three months ended December 31, 2007. For the three months ended December 31, 2008, sales to commercial/industrial customers represented 14.8% of total home heating oil volume sales, unchanged from three months ended December 31, 2007.

For the three months ended December 31, 2008, total product gross profit (product sales less cost of product) increased $22.9 million, as compared to the three months ended December 31, 2007, due to the impact of using weighted average inventory costs to value our home heating oil inventory, the change in market conditions experienced during the three months ended December 31, 2008 compared to the three months ended December 31, 2007, the required increase in gross profit to mitigate the increase in operating costs, and higher fixed price account income from liquidated damages.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2008, the decrease in fair value of derivative instruments resulted in the recording of a $36.9 million charge due to the expiration of certain hedged positions or their realization to cost of product ($9.6 million credit), and a decrease in the market value for unexpired hedges ($46.5 million charge).

During the three months ended December 31, 2007, the increase in fair value of derivative transactions resulted in the recording of a $17.8 million net credit due to the expiration of certain hedged positions or their realization to cost of product ($2.4 million credit), and an increase in the market value for unexpired hedges ($15.4 million credit).

Cost of Installations and Service

During the three months ended December 31, 2008, cost of installations and service decreased $3.5 million, or 6.7%, to $49.0 million, as compared to $52.5 million for the three months ended December 31, 2007, due to the decline in installation sales, which management believes was due to the adverse economic conditions. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many overhead functions and direct expenses such as service technician time cannot be precisely allocated.

Installation costs were $16.5 million, or 86.7% of installation sales during the three months ended December 31, 2008, and were $19.7 million, or 83.2% of installation sales during the three months ended December 31, 2007. Service expenses decreased slightly to $32.5 million, or 110.1% of service sales during the three months ended December 31, 2008, from $32.9 million in the three months ended December 31, 2007, or 112.3% of sales. For the three months ended December 31, 2008, a net gross loss from service and installation of $0.4 million was generated as compared to a net gross profit of $0.4 million for the three months ended December 31, 2007. This change was due to a decline in installation profitability of $1.4 million.

Delivery and Branch Expenses

For the three months ended December 31, 2008, delivery and branch expenses increased $5.6 million, or 9.6%, to $63.5 million, as compared to $58.0 million for the three months ended December 31, 2007. Higher bad debt expense and a rise in vehicle fuel costs resulted in an increase in delivery and branch expenses of $2.3 million. Insurance expense also increased by $2.2 million.

Depreciation and Amortization

For the three months ended December 31, 2008, depreciation and amortization expenses declined by $1.0 million, or 13.8%, to $6.0 million, as compared to $7.0 million for the three months ended December 31, 2007.

General and Administrative Expenses

For the three months ended December 31, 2008, general and administrative expenses were $5.2 million, an increase of $0.4 million, when compared to $4.8 million for the three months ended December 31, 2007. This increase was largely due to higher employee benefit plan expense.

Operating Income (Loss)

For the three months ended December 31, 2008 operating income decreased $37.4 million to a loss of $7.4 million, from operating income of $30.0 million for the three months ended December 31, 2007, as an increase in product gross profit of $22.9 million was more than offset by an unfavorable change in the fair value of derivative instruments of $54.6 million and higher operating costs (net service, delivery, general and administrative) of $5.7 million.

Interest Expense

For the three months ended December 31, 2008, interest expense was $5.1 million, unchanged when compared to the three months ended December 31, 2007.

Interest Income

For the three months ended December 31, 2008, interest income decreased $0.4 million, or 24.8%, to $1.1 million, as compared to $1.5 million for the three months ended December 31, 2007, due to lower returns on invested cash balances, despite higher cash balances.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2008, amortization of debt issuance costs was $0.6 million, unchanged from the three months ended December 31, 2007.

Income Tax Expense (Benefit)

For the three months ended December 31, 2008, the Partnership recorded an income tax benefit of $0.4 million, which compares to $0.8 million in income tax expense recorded for the three months ended December 31, 2007. Income taxes are recorded for our corporate subsidiary based on an annual effective rate (including any benefit of net operating loss carryforward), which is then applied to book income (or loss) before taxes, resulting in a tax charge (or benefit).

Gains On Bond Repurchase

During the three months ended December 31, 2008 the Partnership repurchased $10.0 million face value of its 10.25% Senior Notes due February 2013 at a price of $6.4 plus accrued interest. The Partnership recorded a gain of $3.5 million for this transaction. The Partnership repurchased an additional $22.3 million in Senior Notes following the end of the fiscal first quarter and expects to record a gain of approximately $5.3 million for this transaction during the fiscal second quarter.

Net Income (Loss)

For the three months ended December 31, 2008, the Partnership generated a net loss of $8.0 million, as compared to a profit of $25.1 million for the three months ended December 31, 2007. This decline in net income of $33.1 million was attributable to a $37.4 million decrease in operating income reduced by a gain of $3.5 million from repurchasing senior notes and a decrease in income tax expense of $1.1 million.

Adjusted EBITDA

For the three months ended December 31, 2008, Adjusted EBITDA increased by $16.2 million to $35.5 million, as compared to $19.3 million for the three months ended December 31, 2007, due to colder temperatures, the use of weighted average inventory costs to value its home heating oil inventory and higher per gallon margins.

(in thousands)	Three Months Ended December 31,
	2008	2007
Income (loss) from continuing operations	$(8,011)	$25,097
Plus:
Income tax expense (benefit)	(352)	785
Amortization of debt issuance cost	592	570
Interest expense, net	3,927	3,607
Depreciation and amortization	6,043	7,008

EBITDA from continuing operations	2,199	37,067

(Increase) / decrease in the fair value of derivative instruments	36,854	(17,753)
Gain on redemption of debt	(3,522)	—

Adjusted EBITDA (a)	35,531	19,314

Add / (subtract)
Income tax (expense) benefit	352	(785)
Interest expense, net	(3,927)	(3,607)
Provision for losses on accounts receivable	2,868	1,710
Increase in accounts receivables	(54,998)	(108,322)
Increase in inventories	(21,029)	(17,165)
Increase (decrease) in customer credit balances	8,713	(22,946)
Change in operating assets and liabilities	12,299	6,109

Net cash used in operating activities	$(20,191)	$(125,692)

(a)	Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated and investors measure its overall performance and liquidity, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

DISCUSSION OF CASH FLOWS

Operating Activities

For the three months ended December 31, 2008, cash used in operating activities was $20.2 million, as compared to cash used in operating activities of $125.7 million for the three months ended December 31, 2007. The reduction in cash used in operating activities of $105.5 million was largely a result of lower wholesale product costs, which favorably impacted the comparable changes in accounts receivables ($53.3 million) and customer credit balances ($31.7 million). In addition, cash generated from operations before changes in operating assets and liabilities increased by $18.4 million.

Investing Activities

During the three months ended December 31, 2008, we spent $0.8 million for fixed assets and completed one acquisition for $3.2 million. During the three months ended December 31, 2007, we spent $0.9 million for fixed assets and received $0.2 million from the sale of certain assets.

Financing Activities

For the three months ended December 31, 2008, the Partnership repurchased $10.0 million in face value of its 10.25% senior notes due February 2013 for $6.4 million. For the three months ended December 31, 2007, cash flows from financing activities was $19.5 million, as we borrowed $19.7 million, net, under our revolving credit facility and spent $0.1 million to amend our bank agreement.

As a result of the above operating, investing and financing activities, cash decreased by $30.6 million from $178.8 million as of September 30, 2008 to $148.2 million as of December 31, 2008.

FINANCING AND SOURCES OF LIQUIDITY

We have an asset-based revolving credit facility with a group of lenders that provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $95 million in letters of credit. From December through April of each year, we can borrow up to $360 million. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of December 31, 2008, availability was $155.9 million and the fixed charge coverage ratio was 3.58 to 1.0. As of December 31, 2008, $82.5 million in letters of credit were outstanding, for current and future insurance reserves as well as inventory purchases.

The revolving credit facility does not restrict the number of individual acquisitions we may make in any fiscal year and there is no limit on the aggregate dollar amount of the acquisitions we may make in any fiscal year as long as we maintain certain financial ratios. Acquisitions in excess of $25 million must be approved by the lender group. The Partnership’s borrowings under the revolving credit facility will largely depend upon the price of home heating oil, the volume sold during the heating season, the derivative instruments used to hedge physical inventory, purchase commitments and anticipated volume to be sold to price protected customers.

The Partnership’s current credit facility expires in December 2009. Based on home heating oil prices as of January 31, 2009, the Partnership believes that the size of this facility will be sufficient to provide for its seasonal working capital needs in fiscal 2009. However, in light of the current financial turmoil affecting the banking system and financial markets, there can be no assurances that all of the lending institutions within our lending group will have the ability to fund their pro rata portion of a borrowing request. Our lending group includes JP Morgan Chase, Bank of America, Wachovia Bank, General Electric Capital Corporation, RBS Citizens, Wells Fargo Foothill, Societe Generale, Allied Irish Banks, PNC Bank, Citibank, Israel Discount Bank, RZB Finance, and Bank Leumi. Wachovia Corporation and Wells Fargo & Company completed their merger in December 2008.

If the current adverse conditions in the credit markets continue, it may be more difficult for the Partnership to renew, extend or increase our credit facility and any such renewal, extension or increase in the size of the facility may be at higher spreads over LIBOR than is currently being paid by the Partnership, and/or require us to incur significant transaction fees. We currently intend to either extend or refinance this credit facility in the spring/summer of 2009.

In January 2009, the Partnership repurchased $22.3 million in face value of its 10.25% Senior Notes for $16.8 million plus accrued interest, reducing the outstanding amount to $141.4 million.

Partnership Distributions

Commencing with the fiscal quarter ended December 31, 2008, we are required to make distributions in an amount equal to our Available Cash, as defined in our Partnership Agreement, no more than 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. Available Cash, as defined in our Partnership Agreement, generally means all cash on hand at the end of the relevant fiscal quarter less the amount of cash reserves established by the Board of Directors of our general partner in its reasonable discretion for future cash requirements. These reserves are established for the proper conduct of our business, the payment of debt principal and interest and for distributions during the next four quarters. The Board of Directors of our general partner reviews the level of Available Cash each quarter based upon information provided by management.

On January 23, 2009, we declared a quarterly distribution of $0.0675 per unit, or $0.27 on an annualized basis, on all common units and general partner units in respect of the first quarter of fiscal 2009 payable on February 13, 2009 to holders of record on February 5, 2009. The total quarterly distribution is $5.1 million.

Available Cash from operating surplus (as defined in our Partnership Agreement) will be distributed in the following manner:

First, 100% to all common units, pro rata, until there has been distributed to each common unit an amount equal to the minimum quarterly distribution of $0.0675 for that quarter;

Second, 100% to all common units, pro rata, until there has been distributed to each common unit an amount equal to any arrearages in the payment of the minimum quarterly distribution for prior quarters (commencing with the quarter ended December 31, 2008);

Third, 100% to all general partner units, pro rata, until there has been distributed to each general partner unit an amount equal to the minimum quarterly distribution;

Fourth, 90% to all common units, pro rata, and 10% to all general partner units, pro rata, until each common unit has received the first target distribution of $0.1125; and

Finally, 80% to all common units, pro rata, and 20% to all general partner units, pro rata.

Distributions of available cash from capital surplus (as defined in our Partnership Agreement) will be made 100% on all units, pro rata, until each common unit that was issued and outstanding on the closing date of our recapitalization receives distributions equal to $2.25 and, thereafter, all distributions from capital surplus will be distributed as if they were from operating surplus.

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2009, the Partnership adopted the provisions of Statement No. 157 “Fair Value Measurements” (see footnote 2. Summary of Significant Accounting Policies – Derivatives and Hedging Fair Value Measurements).

The following new accounting standards are currently being evaluated by the Partnership, and are more fully described in Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, of the consolidated financial statements:

•	Statement No. 141(revised 2007), Business Combinations

•	Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At December 31, 2008, we had outstanding borrowings totaling $163.6 million, none of which was subject to variable interest rates under our bank credit facility.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2008, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $3.6 million to a fair market value of $(24.0) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $2.9 million to a fair market value of $(30.6) million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2008. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 1

Legal Proceedings

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et. al., No. 3:04-cv-01766-IBA, et. al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court. The class actions were consolidated into one consolidated amended complaint. For information concerning the procedural history and current status of this lawsuit, see Note 8—Commitments and Contingencies.

In the event that the above action is decided adversely to us, it could have a material effect on our results of operations, financial condition and liquidity. The Partnership has not accrued any amount for this action because, based on the court’s judgment of dismissal, we believe an unfavorable outcome is not probable.

In the opinion of management, except as described above we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity. (See Note 8 – Commitments and Contingencies)

Item 1A

Risk Factors

An investment in the Partnership involves a high degree of risk.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.
(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	February 4, 2009
Richard F. Ambury	Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. Oakley	Vice President - Controller	February 4, 2009
Richard G. Oakley	Kestrel Heat LLC
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	February 4, 2009
Richard F. Ambury	(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. Oakley	Vice President - Controller	February 4, 2009
Richard G. Oakley	(Principal Accounting Officer)