Form 10-Q
period 2009-03-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2009-05-08
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-14129

Commission File Number: 333-103873

STAR GAS PARTNERS, L.P.

STAR GAS FINANCE COMPANY

(Exact name of registrants as specified in its charters)

Delaware	06-1437793

Delaware	75-3094991
(State or other jurisdiction of) incorporation or organization)	(I.R.S. Employer Identification No.)

2187 Atlantic Street, Stamford, Connecticut	06902
(Address of principal executive office)

(203) 328-7310

(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*    Yes  ☐    No  ☐

*	The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At April 30, 2009, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2009	September 30, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$175,918	$178,808
Receivables, net of allowance of $10,223 and $10,821, respectively	160,552	95,691
Inventories	39,491	44,759
Fair asset value of derivative instruments	2,380	7,452
Prepaid expenses and other current assets	21,392	17,589

Total current assets	399,733	344,299

Property and equipment, net	37,868	38,829
Long-term portion of accounts receivables	470	634
Goodwill	182,933	182,011
Intangibles, net	24,515	30,861
Deferred charges and other assets, net	6,043	8,799

Total assets	$651,562	$605,433

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$18,664	$16,887
Fair liability value of derivative instruments	6,746	7,188
Accrued expenses and other current liabilities	85,427	64,670
Unearned service contract revenue	40,690	39,085
Customer credit balances	49,725	85,408

Total current liabilities	201,252	213,238

Long-term debt	137,171	173,752
Other long-term liabilities	16,961	18,466

Partners’ capital
Common unitholders	314,654	219,544
General partner	223	(186)
Accumulated other comprehensive loss	(18,699)	(19,381)

Total partners’ capital	296,178	199,977

Total liabilities and partners’ capital	$651,562	$605,433

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2009	2008	2009	2008
Sales:
Product	$478,762	$620,916	$833,029	$1,021,956
Installations and service	41,738	44,370	90,321	97,274

Total sales	520,500	665,286	923,350	1,119,230
Cost and expenses:
Cost of product	323,571	491,188	573,116	810,446
Cost of installations and service	44,782	45,288	93,812	97,862
(Increase) decrease in the fair value of derivative instruments	(42,262)	1,813	(5,408)	(15,940)
Delivery and branch expenses	71,560	66,802	135,094	124,754
Depreciation and amortization expenses	6,066	6,862	12,109	13,870
General and administrative expenses	5,903	4,193	11,113	9,039

Operating income	110,880	49,140	103,514	79,199
Interest expense	(4,349)	(5,662)	(9,368)	(10,721)
Interest income	1,196	1,401	2,288	2,853
Amortization of debt issuance costs	(576)	(585)	(1,168)	(1,155)
Gain on redemption of debt	6,218	—	9,740	—

Income before income taxes	113,369	44,294	105,006	70,176
Income tax expense	4,702	2,737	4,350	3,522

Net income	$108,667	$41,557	$100,656	$66,654

General Partner’s interest in net income	466	178	431	285

Limited Partners’ interest in net income	$108,201	$41,379	$100,225	$66,369

Basic and Diluted income per Limited Partner Unit (1)	$1.17	$0.55	$1.08	$0.88

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	75,774	75,774	75,774	75,774

(1)	See Note 2 Summary of Significant Accounting Policies – Net Income (Loss) per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units				Accum. Other	Total
(in thousands)	Common	General Partner	Common	General Partner	Comprehensive Income (Loss)	Partners’ Capital
Balance as of September 30, 2008	75,774	326	$219,544	$(186)	$(19,381)	$199,977

Comprehensive income:
Net income (unaudited)			100,225	431	—	100,656
Unrealized gain on pension plan obligation			—	—	682	682

Total comprehensive income			100,225	431	682	101,338

Distributions			(5,115)	(22)		(5,137)

Balance as of March 31, 2009 (unaudited)	75,774	326	$314,654	$223	$(18,699)	$296,178

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2009	2008
Cash flows provided by (used in) operating activities:
Net income	$100,656	$66,654

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Increase in fair value of derivative instruments	(5,408)	(15,940)
Depreciation and amortization	13,277	15,025
Gain on redemption of debt	(9,740)	—
Provision for losses on accounts receivable	6,886	6,857
Changes in operating assets and liabilities:
Increase in receivables	(71,583)	(193,001)
Decrease in inventories	5,398	21,529
(Increase) decrease in other assets	7,125	(6,014)
Increase in accounts payable	1,804	3,064
Decrease in customer credit balances	(36,392)	(49,550)
Increase in other current and long-term liabilities	21,336	6,135

Net cash provided by (used in) operating activities	33,359	(145,241)

Cash flows provided by (used in) investing activities:
Capital expenditures	(1,712)	(1,693)
Proceeds from sales of fixed assets	112	166
Acquisitions	(3,241)	(400)

Net cash used in investing activities	(4,841)	(1,927)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	—	57,161
Revolving credit facility repayments	—	(9,145)
Repayment of debt	(26,271)	—
Distributions	(5,137)	—
Increase in deferred charges	—	(110)

Net cash provided by (used in) financing activities	(31,408)	47,906

Net decrease in cash and cash equivalents	(2,890)	(99,262)

Cash and cash equivalents at beginning of period	178,808	112,886

Cash and cash equivalents at end of period	$175,918	$13,624

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at March 31, 2009, had outstanding 75.8 million common units (NYSE: “SGU”) representing 99.6% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.4% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil that at March 31, 2009 served approximately 387,000 full-service residential and commercial home heating oil customers, and 7,000 propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 35,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $137.2 million 10.25% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including inter-company interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations for the six-month periods ended March 31, 2009 and March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Cost of Product

Cost of product includes the cost of heating oil, diesel, kerosene, heavy oil, gasoline, throughput costs, barging costs, option costs, and realized gains/losses on closed derivative positions for product sales.

Allowance for Doubtful Accounts

The Partnership periodically reviews past due customer accounts receivable balances. After giving consideration to economic conditions, overdue status and other factors, it establishes an allowance for doubtful accounts, representing the Partnership’s best estimate of amounts that may not be collectible.

Allocation of Net Income (Loss)

Net income (loss) for partners’ capital and statement of operations is allocated to the general partner and the limited partners in accordance with their respective ownership percentages, after giving effect to cash distributions paid to the general partner in excess of its ownership interest, if any.

Net Income (Loss) per Limited Partner Unit

Income per limited partner unit is computed in accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The pro forma nature of the allocation required by EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results. However, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit, as the calculation according to the two-class method results in a theoretical increased allocation of undistributed earnings to the general partner. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s net income per limited partner unit calculation. A separate and independent calculation for each quarter and year-to-date period is required.

Until the quarter ended March 31, 2009, either the partners had no rights to accrue or receive distributions, or the earnings of the period did not exceed the aggregate distributions.

The following presents the net income allocation and per unit data using this method for the periods presented:

Basic and Diluted Earnings Per Limited Partner:	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data)	2009	2008	2009	2008
Net income	$108,667	$41,557	$100,656	$66,654
Less General Partners’ interest in net income	466	178	431	285

Net income available to limited partners	108,201	41,379	100,225	66,369
Dilutive impact of theoretical distribution of earnings under EITF 03-06	19,921	—	18,352	—

Limited Partner’s interest in net income under EITF 03-06	$88,280	$41,379	$81,873	$66,369

Per unit data:
Net income available to limited partners	$1.43	$0.55	$1.32	$0.88
Dilutive impact of theoretical distribution of earnings under EITF 03-06	0.26	—	0.24	—

Limited Partner’s interest in net income under EITF 03-06	$1.17	$0.55	$1.08	$0.88

Weighted average number of Limited Partner units outstanding	75,774	75,774	75,774	75,774

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

(in thousands)	March 31, 2009	September 30, 2008
Heating oil and other fuels	$25,076	$30,208
Fuel oil parts and equipment	14,415	14,551

	$39,491	$44,759

Derivatives and Hedging – Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial portion of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of March 31, 2009, the Partnership had 9.8 million gallons of swap contracts to buy heating oil, 50.0 million gallons of call options and 3.8 million gallons of put options. The Partnership also had synthetic calls (a swap combined with two offsetting puts at different prices) of 6.1 million net gallons.

To hedge its physical inventory on hand, inventory in transit, priced purchase commitments, and certain sales commitments, the Partnership at March 31, 2009 had 43.5 million gallons of future contracts to buy heating oil, 44.6 million gallons of future contracts to sell heating oil, and 20.5 million gallons of swap contracts to sell heating oil. To hedge its internal fuel usage the Partnership had 0.8 million gallons of future contracts to buy gasoline.

These derivative instruments are with the following counterparties: Wachovia Bank, NA, Societe Generale, Newedge USA, LLC, JPMorgan Chase Bank, NA, Cargill, Inc., Bank of America, N.A., Credit Suisse, Key Bank National Association and RBS Sempra. At March 31, 2009, the aggregate cash posted as collateral in the normal course of business at counterparties was $3.7 million.

Statements of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities, along with qualitative disclosures regarding the derivative activity. To the extent derivative instruments designated as cash flow hedges are effective and SFAS No. 133 documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under SFAS No. 133, and the change in fair value of the derivative instruments are recognized in our statement of operations in the line item (increase) decrease in the fair value of derivative instruments. Realized gains and losses are recorded in cost of product.

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

The Partnership’s financial assets and liabilities measured at fair value on a recurring basis are listed on the following table. The Partnership had no assets or liabilities that are measured at fair value on a nonrecurring basis subsequent to their initial recognition. All derivative instruments were non-trading positions. The market prices used to value the Partnership’s derivatives have been determined using the New York Mercantile Exchange (“NYMEX”) and independent third party prices.

(In thousands)

Derivatives Not			Fair Value Measurements at Reporting Date Using:
Designated as Hedging Instruments Under Statement 133 at March 31, 2009	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Asset Derivatives
Commodity contracts	Fair asset value of derivative instruments	$24,973	$8,115	$16,858	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	1,670	1,269	401

Commodity contract assets		$26,643	$9,384	$17,259	$—

Liability Derivatives
Commodity contracts	Fair liability value of derivative instruments	$(29,340)	$(11,902)	$(17,438)	$—

Commodity contract liabilities		$(29,340)	$(11,902)	$(17,438)	$—

(In thousands)

The Effect of Derivative Instruments on the Statement of Operations
Derivatives Not Designated as	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging Instruments Under Statement 133	Recognized in Income on Derivative	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009
Commodity contracts	Cost of product (a)	$(48,934)	$(62,950)
Commodity contracts	Increase / decrease in the fair value of derivative instruments	$42,262	$5,408

(a)	Represents realized closed positions and includes the cost of options as they expire.

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

(in thousands)	March 31, 2009	September 30, 2008
Property, plant and equipment	$132,851	$130,916
Less: accumulated depreciation	94,983	92,087

Property, plant and equipment, net	$37,868	$38,829

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists and covenants not to compete.

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment. Also in accordance with this standard, intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Partnership performs its annual impairment review during its fiscal fourth quarter or more frequently if events or circumstances indicate that the value of goodwill might be impaired. This review is required to be performed in two steps, step one to test for a potential impairment of goodwill by comparing the estimated fair value of the reporting unit to the net assets and, if potential losses are identified, step two to measure the impairment loss via a full fair valuing of the assets and liabilities of the reporting unit utilizing the purchase method of accounting.

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

Partners’ Capital

Comprehensive income includes net income (loss), plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized losses on pension plan obligations. For the three months ended March 31, 2009, comprehensive income was $109.0 million, comprised of net income of $108.7 million and an unrealized gain on pension plan obligation of $0.3 million. For the three months ended March 31, 2008, comprehensive income was $41.8 million, comprised of net income of $41.6 million and an unrealized gain on pension plan obligation of $0.2 million.

For the six months ended March 31, 2009, comprehensive income was $101.3 million, comprised of net income of $100.7 million and an unrealized gain on pension plan obligation of $0.6 million. For the six months ended March 31, 2008, comprehensive income was $67.2 million, comprised of net income of $66.7 million and an unrealized gain on pension plan obligation of $0.5 million.

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

In December 2008, the Partnership repurchased $10.0 million face value of its 10.25% Senior Notes and recorded a gain of $3.5 million. This gain was taxable to unit holders in calendar year 2008. During the three months ended March 31, 2009, the Partnership acquired an additional $26.3 million face value of its 10.25% Senior Notes and recorded an additional gain of $6.2 million, which will be taxable to unit holders in calendar year 2009.

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

At March 31, 2009, we had unrecognized income tax benefits totaling $0.5 million and related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of state and local income tax uncertainties. If recognized, essentially all of the tax benefits and related interest and penalties, would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will decrease by $0.1 million during the next 12 months ending March 31, 2010. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

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

In the second quarter of fiscal 2009, the Partnership adopted the provisions of FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) which amends and expands the disclosure requirements of Statement No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

In December 2007, the FASB issued Statement No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes in a business combination principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired, liabilities assumed, and any noncontrolling interests. SFAS No. 141R is effective in fiscal years beginning after December 15, 2008. The Partnership is required to adopt SFAS No. 141R in fiscal 2010. The Partnership is currently assessing the impact of adopting SFAS No. 141R.

3) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2008	$182,011
Fiscal year 2009 acquisitions	922

Balance as of March 31, 2009	$182,933

The Partnership performed its annual goodwill impairment valuation as of August 31, 2008 and concluded that no goodwill impairment existed. As part of this step one test (see Note 2. Summary of Significant Accounting Policies – Goodwill and Intangible Assets) the Partnership estimates the fair value of its sole reporting unit utilizing two generally accepted approaches: the Income Approach and the Market Approach. The Income Approach uses management’s projections of cash flows, market trends and other factors to determine a value of the reporting unit based on discounted cash flows. The Market Approach determines a fair value of the reporting unit based (a) on the results of comparable publicly traded companies and their current market values and (b) on transactions involving comparable companies. In addition the Partnership reconciles the estimated fair value of the reporting unit determined in the step one test to its market capitalization as an additional reasonableness test.

The cash flow projections, discount rate assumption and transaction multiples used by the Partnership to estimate the fair value of its reporting unit are based on subjective estimates. Although the Partnership believes that its projections reflect its best estimates of future performance, changes in estimated revenues, per gallon margins or in discount rates could have an impact on the estimated fair values. Any increase in estimated cash flows or a decrease in the discount rate would not have an impact on the carrying value of the goodwill. A decrease in future estimated cash flows or an increase in the discount rate could require the Partnership to determine whether the recognition of a goodwill impairment charge was required. To provide for a sensitivity of the discount rates and transaction multiples used, ranges of high and low values are employed in the analysis, with the low values examined to ensure that a reasonable change in an assumption would not cause the Partnership to reach a different conclusion

Since the Partnership’s book value was greater than its market capitalization as of March 31, 2009 (as was also the case at August 31, 2008), the Partnership performed a goodwill analysis as of March 31, 2009, including updating the discount rates and futures earnings estimates used in the 8/31/08 Income Approach, again reconciling the estimated fair value of its sole reporting unit to the Partnership’s market capitalization. The results of this analysis were also examined for sensitivity to changes in assumptions, including an increase in the discount rate of as much as 450 basis points, decreased earnings and/or increased rates of net customer attrition. It was determined based on this analysis that, even with reasonable changes to the underlying assumptions, there was no goodwill impairment as of March 31, 2009.

The preparation of this analysis was based upon management’s estimates and assumptions, and future impairment assessments may be affected if actual results are materially different from results currently projected.

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization is as follows:

	March 31, 2009			September 30, 2008
(in thousands)	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$204,284	$179,769	$24,515	$201,865	$171,004	$30,861

Amortization expense for intangible assets and deferred charges was $8.9 million for the six months ended March 31, 2009 compared to $10.0 million for the six months ended March 31, 2008. Total estimated annual amortization expense related to intangible assets subject to amortization and deferred charges, for the fiscal year ending September 30, 2009, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2009	$12,955
2010	$7,798
2011	$5,747
2012	$1,380
2013	$1,378

4) Acquisitions

For the six months ended March 31, 2009 the Partnership acquired one retail heating oil dealer. The aggregate purchase price was approximately $3.9 million, reduced by working capital credits of $0.7 million.

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

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for the acquisitions made as of March 31, 2009 (in thousands):

	March 31, 2009	Useful Lives
Fleet	$558	1 -10 years
Customer lists and other intangibles	2,300	7 -10 years
Goodwill	922	—
Trade names	120	7 -10 years
Working capital	(659)	—

Total	$3,241

5) Long-Term Debt and Bank Facility Borrowings

The Partnership’s long-term debt is as follows (in thousands):

	March 31, 2009	September 30, 2008
10.25% Senior Notes (a)	$137,171	$173,752
Revolving Credit Facility Borrowings (b)	—	—

Total debt	$137,171	$173,752

Total long-term portion of debt	$137,171	$173,752

(a)	These notes mature in February 2013 and accrue interest at an annual rate of 10.25% requiring semi-annual interest payments on February 15 and August 15 of each year. The net premium on these notes were $0.7 million at March 31, 2009 and $1.0 million at September 30, 2008.

As of March 31, 2009, the Partnership repurchased in total $36.3 million (face value) of these notes and recorded a total gain of $9.7 million (See Note 2. Summary of Significant Accounting Policies – Income Taxes).

(b)	This revolving credit facility expires in December 2009. At March 31, 2009 and September 30, 2008 letters of credit of $79.9 million and $56.1 million were issued, respectively. The Partnership has not borrowed under this facility for the last twelve months. If the current adverse conditions in the credit markets continue, it may be more difficult for the Partnership to renew, extend or increase our credit facility and any such renewal, extension or increase in the size of the facility may be at higher spreads over LIBOR than is currently being paid by the Partnership, and/or require us to incur significant transaction fees. The Partnership currently intends to either extend or refinance this credit facility in the spring/summer of 2009.

6) Employee Pension Plan

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	935	893	1,870	1,786
Expected return on plan assets	(728)	(916)	(1,456)	(1,832)
Net amortization	340	245	680	490

Net periodic benefit cost	$547	$222	$1,094	$444

The Partnership estimates minimum cash contributions of $1.9 million to fund its pension obligations for fiscal 2009.

7) Supplemental Disclosure of Cash Flow Information

	Six Months Ended March 31,
(in thousands)	2009	2008
Cash paid during the period for:
Income taxes, net	$1,122	$932
Interest	$9,800	$10,478
Non-cash financing activities:
Decrease in interest expense—amortization of net debt premium	$91	$93
Decrease in net debt premium attributable to redemption of debt	$199	$—

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

9) Subsequent Events

On April 22, 2009, the Partnership declared a quarterly distribution of $0.0675 per unit on all common and general partner units, for unitholders of record on May 7, 2009, to be paid on May 15, 2009.

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

Current Economic Conditions Could Adversely Affect Our Results Of Operations And Financial Condition.

In 2008 and continuing into fiscal 2009, economic conditions in the United States have experienced a downturn due to the sequential effects of the sub-prime lending crisis, general credit market crisis, the general unavailability of financing, collateral effects on the finance and banking industries, volatile energy prices, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns.

Uncertainty about current economic conditions poses a risk as our customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the Partnership’s equipment and services and could lead to increased conservation and the possibility of certain of our customers seeking lower cost providers. Any increase in existing customers seeking lower cost providers and/or increase in the rejection rate of potential accounts could increase the Partnership’s overall rate of net customer attrition. If adverse economic conditions persist, the Partnership could experience an increase in bad debts from financially distressed customers, which would have a negative effect on our liquidity, results of operations and financial condition.

Seasonality

In analyzing our financial results, the following matters should be considered. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter and 45% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices, customer mix and other factors.

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

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)

EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated. Both the Partnership’s 10.25% Senior Note agreement and its bank credit facility contain covenants that restrict equity distributions, acquisitions, and the amount of debt it can incur. Under the most restrictive of these covenants, which is found in the bank credit facility, the agent bank could step in and control all cash transactions for the Partnership if we failed to comply with the minimum availability or the fixed charge coverage ratio. The Partnership is required to maintain either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio of 1.1 to 1.0 (Adjusted EBITDA being a significant component of this calculation). This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Each of EBITDA and Adjusted EBITDA has its limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditures;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

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

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing the ceiling sales price or a fixed price of home heating oil over a fixed period. When our customers agree to purchase home heating oil from us for the next heating season we will purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume, our hedging losses could be greater.

Fixed Priced Customers

During the six months ended March 31, 2009, we estimate that approximately 14,900 of our fixed price customers as of September 30, 2008 (equal to approximately 3.7% of our home heating oil customer base) that entered into a fixed price arrangement during the period from April 1, 2008 to October 31, 2008 have either renegotiated their fixed price (approximately 9,600 customers) or switched to a competitor (approximately 5,300 customers) as a result of significant decreases in the price of home heating oil. Based on renegotiations and terminations through March 31, 2009, we believe that the impact of this development on our net income in fiscal 2009 has been largely reflected in our operating results through March 31, 2009 and has not been material. Should more fixed price customers decide to renegotiate their fixed price arrangement or seek another supplier, we expect that our profitability for the balance of fiscal 2009 would be adversely impacted.

Derivatives

SFAS No. 133 and No. 161, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined in SFAS No. 133, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under SFAS 133, and the change in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience great volatility in earnings as outstanding home heating oil derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. To the extent that the Partnership continues this accounting treatment, the volatility in any given period related to unrealized non-cash gains or losses on derivative home heating oil instruments can be significant to the overall results of the Partnership. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

Volatility in Home Heating Oil Prices

The wholesale price of home heating oil has been extremely volatile over the last several years. During fiscal 2008, new record highs for home heating oil were achieved many times. Wholesale home heating oil prices in the last 18 months have increased by over $1.80 and decreased by over $2.90 per gallon. Our liquidity is adversely impacted in times of increasing heating oil prices, as the Partnership must use cash to pay for its hedging requirements and to fund a portion of the increased levels of accounts receivable and inventory. Our liquidity is adversely impacted at times of decreasing heating oil prices due to the increased margin requirements for futures contracts and collateral requirements for swaps that we use to manage market risks related to our fixed price customers and physical inventory. Consumer awareness of all energy costs, including home heating oil, is increasing. This heightened awareness has increased customer losses and hindered our ability to attract new customers, as many new price-conscious customers seek out the lowest price providers regardless of the level of service they provide or their financial stability. We also have experienced a reduction in volume of home heating oil sold due to conservation efforts by our customers, and we expect that this trend will continue.

Weather Insurance Contract – Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. We purchased weather insurance to help mitigate the adverse effect of warm weather on our cash flows for the period from November 1, 2007 to February 29, 2008, taken as a whole and for the period November 1, 2008 to February 28, 2009, taken as a whole. The strike or “pay-off” price is based on the 10-year moving average of degree-days for the contract period and has been set at approximately 3% less than the 10 year moving average. For every degree-day not realized below the strike-price we are entitled to receive $35,000, up to a maximum of $12.5 million. We did not realize any benefit from our weather insurance contract in fiscal 2008 and fiscal 2009. Currently, we do not have weather insurance beyond February 28, 2009 and the Partnership is evaluating the financial benefit of purchasing weather insurance for future periods.

Accounts Receivable

As of March 31, 2009, the Partnership’s accounts receivable balance was $161.0 million (net of allowance) and represents a decrease of $105.4 million or 39.6% when compared to the balance as of March 31, 2008 of $266.4 million (net of allowance). This decline in accounts receivable of 39.6% was due primarily to the decline in the wholesale cost of product. Day’s sales outstanding as of March 31, 2009, improved to 29.6 days, when compared to the level at March 31, 2008 of 37.7 days. Included in the gross accounts receivable balance as of March 31, 2009 are amounts due that are 90-days or more in arrears of $18.5 million. As of March 31, 2008, the comparable amounts due from customers 90 days or more in arrears was $20.9 million. The Partnership is actively collecting these past due accounts and has established a reserve based on historical data and current economic and pricing conditions. Given the current economic conditions, the collection of these amounts could prove to be more difficult than in the past and bad debt expense could increase.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil customers. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers purchased in acquisitions are not included in the calculation of gross customer gains, but are factored on a pro-rata basis in the denominator when calculating the percentages of gross customer gains and losses. Gains and losses at acquisitions since the acquired date of the acquisition are included in the calculation of net customer attrition. Gross customer losses are the result of a number of factors, including price competition, move-outs, service issues, credit losses and conversions to natural gas. When a customer moves out of an existing home, we count the “move out” as a loss and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Gross customer gains and gross customer losses

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Description
Gross Customer Gains	11,700	12,300	38,000	34,300
Gross Customer Losses	(24,000)	(19,000)	(55,800)	(46,500)

Net Customer Loss	(12,300)	(6,700)	(17,800)	(12,200)

Gross customer gains, gross customer losses and net customer attrition as a percentage of the home heating oil customer base

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Description
Gross Customer Gains	2.9%	3.0%	9.5%	8.3%
Gross Customer Losses	(6.0)%	(4.5)%	(13.9)%	(11.2)%

Net Customer Loss	(3.1)%	(1.5)%	(4.4)%	(2.9)%

We lost 55,800 accounts during the six months ended March 31, 2009, or 13.9% of our home heating oil customer base, as compared to the six months ended March 31, 2008 in which we lost 46,500 accounts, or 11.2% of our home heating oil customers. The increase in gross customer losses of 9,300 accounts was primarily due to price (5,100 accounts) and credit-related losses (3,600 accounts) and conversions to natural gas (1,300 accounts). The increase in price losses was largely due to fixed price customers that decided to terminate their arrangement and switched to a competitor.

During the six months ended March 31, 2009, we gained 38,000 customers, or 9.5% of our home heating oil customer base, as compared to the six months ended March 31, 2008 in which we gained 34,300 customers, or 8.3% of our home heating oil customer base. The increase in gross customers gains of 3,700 accounts was due to our customer referral programs and targeted advertising and direct mail programs.

We believe that the continued adverse economic conditions and price volatility will negatively impact our ability to attract customers and retain existing customers in the future.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended March 31, 2009

Compared to the Three Months Ended March 31, 2008

Volume

For the three months ended March 31, 2009, retail volume of home heating oil increased by 6.5 million gallons, or 3.9%, to 175.9 million gallons, as compared to 169.4 million gallons for the three months ended March 31, 2008, as the additional volume from acquisitions and colder weather was reduced by net customer attrition, conservation and other factors. Volume of other petroleum products decreased by 1.1 million gallons, or 7.8%, to 13.5 million gallons for the three months ended March 31, 2009, as compared to 14.6 million gallons for the three months ended March 31, 2008. An analysis of the change in the retail volume of home heating oil, which is based on managements’ estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Three months ended March 31, 2008	169.4

Impact of colder temperatures	16.1
Net customer attrition - retail/commercial	(11.0)
Acquisitions	3.0
Conservation/Other	(1.6)

Change	6.5

Volume—Three months ended March 31, 2009	175.9

Temperatures in our geographic areas of operations for the three months ended March 31, 2009 were 9.5% colder than the three months ended March 31, 2008 and approximated normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). For the twelve months ended March 31, 2009, net customer attrition was 5.9%. Excluding the impact of weather, we expect that home heating oil volume for the remainder of fiscal 2009 will be less than the comparable period in fiscal 2008 due to net customer attrition, conservation and other factors.

The percentage of home heating oil volume sold to residential variable price customers decreased to 41.2% of total home heating oil volume sales for the three months ended March 31, 2009, as compared to 42.7% for the three months ended March 31, 2008. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers increased to 45.0% for the three months ended March 31, 2009, as compared to 43.1% for the three months ended March 31, 2008. For the three months ended March 31, 2009, sales to commercial/industrial customers represented 13.8% of total home heating oil volume sales, as compared to14.2% for the three months ended March 31, 2008.

Product Sales

For the three months ended March 31, 2009, product sales decreased $142.2 million, or 22.9%, to $478.7 million, as compared to $620.9 million for the three months ended March 31, 2008, as an increase in home heating oil volume of 3.9% was more than offset by the impact of a decrease in home heating oil selling prices. Average home heating oil selling prices decreased by $0.8273 per gallon, or 24.3%, from $3.4083 per gallon for the three months ended March 31, 2008 to $2.5810 for the three months ended March 31, 2009 in response to the 35.1% per gallon decrease in home heating oil wholesale products costs described below. Product sales also rose due to an increase in billed liquidated damages of $1.1 million for protected price account terminations.

Installation and Service Sales

For the three months ended March 31, 2009, service and installation sales decreased $2.6 million, or 5.9%, to $41.7 million, as compared to $44.4 million for the three months ended March 31, 2008, due to the decline in installation sales of $2.8 million, and a decline in ancillary plumbing service of $0.4 million. Heating service income increased by $0.6 million. Installation sales were weak during the three months ended March 31, 2009 due to rising unemployment, reduced home equity loans and consumer credit, and reduced consumer confidence. We believe that this trend will continue and that our installation sales will be lower for the balance of fiscal 2009, as compared to the six months ended September 30, 2008.

Cost of Product

For the three months ended March 31, 2009, cost of product decreased $167.6 million, or 34.1%, to $323.6 million, as compared to $491.2 million for the three months ended March 31, 2008, as the increase in home heating oil sold was more than offset by the impact of a decrease in wholesale product cost. Average wholesale product cost for home heating oil decreased by $0.9358 per gallon, or 35.1%, to an average of $1.7291 per gallon for the three months ended March 31, 2009, from an average of $2.6649 for the three months ended March 31, 2008.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended March 31, 2009, increased $0.1086 per gallon to $0.8524 per gallon in the three months ended March 31, 2009 from $0.7438 per gallon in the three months ended March 31, 2008. During the three months ended March 31, 2008, the rise in home heating oil wholesale product costs limited margin expansion capability. Conversely, during the three months ended March 31, 2009, home heating oil wholesale product costs continued to decline, which contributed to the Partnership’s ability to expand its home heating oil margins as wholesale prices decreased more rapidly than retail prices. The Partnership’s gross profit and per gallon margins were negatively impacted by approximately $6.9 million, or 4.0 cents per home heating oil gallon due to the effects of weighted average inventory costing on cost of sales during the three months ended March 31, 2009.

For the three months ended March 31, 2009, total product gross profit increased by $25.5 million, as compared to the three months ended March 31, 2008, due to the increase in realized home heating oil per gallon margins ($19.1 million), an increase in home heating oil volume ($4.9 million), higher income from liquidated damages from customer cancellations ($1.1 million) and higher gross profit realized on other petroleum products ($0.4 million).

Change in the Fair Value of Derivative Instruments

During the three months ended March 31, 2009, the change in the fair value of derivative instruments resulted in the recording of a $42.3 million net credit due to the expiration of certain hedged positions ($35.7 million credit), and an increase in the market value of unexpired hedges ($6.6 million credit).

During the three months ended March 31, 2008, the change in the fair value of derivative instruments resulted in the recording of a $1.8 million net debit due to the expiration of certain hedged positions ($12.9 million debit), and an increase in the market value of unexpired hedges ($11.1 million credit).

Cost of Installations and Service

During the three months ended March 31, 2009, cost of installations and service decreased $0.5 million, or 1.1%, to $44.8 million, as compared to $45.3 million for the three months ended March 31, 2008, as an increase in service expenses of $1.3 million was reduced by lower installation costs of $1.8 million. Service expense rose due to the additional demand for service resulting from colder temperatures and higher vehicle fuel costs of $0.5 million, as the Partnership hedged a portion of its vehicle fuel costs during a higher cost period. Service costs as a percentage of service sales increased to 114.2% for the three months ended March 31, 2009, as compared to 110.3% of service sales for the three months ended March 31, 2008 due to the colder temperatures, the decline in ancillary plumbing revenue and the increase in vehicle fuel costs.

Installation costs were $11.9 million, or 91.9% of installation sales during the three months ended March 31, 2009, and were $13.8 million, or 87.4% of installation sales during the three months ended March 31, 2008. Installation costs as a percentage of sales increased, as the Partnership could not reduce installation costs as rapidly as the decline in installation sales. The gross profit realized from service and installations was a loss of $3.0 million for the three months ended March 31, 2009, as compared to a loss of $1.0 million for the three months ended March 31, 2008.

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

Delivery and Branch Expenses

For the three months ended March 31, 2009, delivery and branch expenses increased $4.8 million, or 7.2%, to $71.6 million, as compared to $66.8 million for the three months ended March 31, 2008. While bad debt expense declined by $1.0 million due to the 21.8% decline in sales dollars, delivery expense increased by $3.0 million due to the increase in volume and higher fuel costs of $1.0 million, as the Partnership hedged a portion of its vehicle fuel costs during a higher cost period. Insurance expense also increased by $1.5 million due in part to the higher volume sold. On a cents per gallon basis, delivery and branch expenses increased 1.2 cents per gallon, or 3.1%, from 39.4 cents per gallon for the three months ended March 31, 2008 to 40.6 cents per gallon for the three months ended March 31, 2009.

Depreciation and Amortization

For the three months ended March 31, 2009, depreciation and amortization expenses declined by $0.8 million to $6.1 million, as compared to $6.9 million for the three months ended March 31, 2008. Amortization expense was lower by $0.6 million, as customer lists of fold in acquisitions from fiscal 2001 became fully amortized. Depreciation expense declined by $0.2 million as capital expenditures for technology in fiscal 2003 became fully depreciated.

General and Administrative Expenses

For the three months ended March 31, 2009, general and administrative expenses increased by $1.7 million, or 40.8%, to $5.9 million, as compared to $4.2 million for the three months ended March 31, 2008 largely due to higher profit sharing of $1.3 million, as a result of the increase in the Partnership’s Adjusted EBITDA. The Partnership accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan, for payment to certain of its employees. If Adjusted EBITDA increases, the profit sharing pool will increase. On the other hand, if Adjusted EBITDA decreases, the profit sharing pool will be less.

Operating Income

For the three months ended March 31, 2009, operating income increased $61.7 million to $110.8 million, as compared to $49.1 million for the three months ended March 31, 2008, as an increase in product gross profit of $25.5 million and a favorable change in the impact of derivative instruments of $44.1 million was reduced by higher operating costs (including depreciation and amortization) of $5.7 million and lower net service and installation gross profit of $2.1 million.

Interest Expense

For the three months ended March 31, 2009, interest expense decreased $1.3 million, or 23.2%, to $4.3 million, as compared to $5.7 million for the three months ended March 31, 2008. This decrease resulted from a lower average principal amount in total debt outstanding of approximately $70.2 million and a slight decline in the weighted average interest rate. In fiscal 2009, the Partnership repurchased $36.2 million of its 10.25% Senior Notes due February 2013, which lowered the debt outstanding. In addition, the reduction in the wholesale product cost drove a reduction in working capital borrowings. During the three months ended March 31, 2009, the Partnership did not borrow under its bank facility, which compares favorably to the three months ended March 31, 2008, when working capital borrowings averaged $40.2 million.

Interest Income

For the three months ended March 31, 2009, interest income decreased $0.2 million, or 14.6%, to $1.2 million, as compared to $1.4 million for the three months ended March 31, 2008. Despite higher average invested cash balances of $133.5 million, interest income was unchanged from the prior period due to lower rates on invested cash of 1.6%. Late fee income declined by $0.2 million due to lower past due accounts receivable balances.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2009, amortization of debt issuance costs was $0.6 million, unchanged from the three months ended March 31, 2008.

Gains on Bond Repurchase

During the three months ended March 31, 2009, the Partnership repurchased $26.3 million face value of its 10.25% Senior Notes due February 2013 at a price of $75.6 per $100 of principal plus accrued interest. The Partnership recorded a gain of $6.2 million related to these transactions.

Income Tax Expense

For the three months ended March 31, 2009, income tax expense increased by $1.9 million to $4.7 million, due to the increase in pretax income.

Net Income

For the three months ended March 31, 2009, net income of $108.7 million was recorded, as compared to net income of $41.6 million for the three months ended March 31, 2008. This increase in net income of $67.1 million was due to a $61.7 million increase in operating income, lower net interest expense of $1.1 million and the gain on bond redemption of $6.2 million. Offsetting these positive impacts on net income was an increase in income tax expense of $1.9 million.

Adjusted EBITDA (Non-GAAP Financial Measures)

For the three months ended March 31, 2009, Adjusted EBITDA increased $16.9 million to $74.7 million, as compared to $57.8 million for the three months ended March 31, 2008 largely due to an increase in home heating oil margins and to a lesser extent, an increase in home heating oil volume.

	Three Months Ended March 31,
(in thousands)	2009	2008
Income from continuing operations	$108,667	$41,557
Plus:
Income tax expense	4,702	2,737
Amortization of debt issuance cost	576	585
Interest expense, net	3,153	4,261
Depreciation and amortization	6,066	6,862

EBITDA from continuing operations	123,164	56,002

(Increase) / decrease in the fair value of derivative instruments	(42,262)	1,813
Gain on redemption of debt	(6,218)	—

Adjusted EBITDA (a)	74,684	57,815

Add / (subtract)
Income tax expense	(4,702)	(2,737)
Interest expense, net	(3,153)	(4,261)
Provision for losses on accounts receivable	4,018	5,147
Increase in accounts receivables	(16,585)	(84,679)
Decrease in inventories	26,427	38,694
Decrease in customer credit balances	(45,105)	(26,604)
Change in operating assets and liabilities	17,966	(2,924)

Net cash provided by (used in) operating activities	$53,550	$(19,549)

Net cash used in investing activities	$(837)	$(1,139)

Net cash provided by (used in) financing activities	$(25,008)	$28,362

(a)	Adjusted EBITDA is a non-GAAP financial measure that is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated. Both the Partnership’s 10.25% Senior Note agreement and its bank credit facility contain covenants that restrict equity distributions, acquisitions, and the amount of debt it can incur. Under the most restrictive of these covenants, which is found in the bank credit facility, the agent bank could step in and control all cash transactions for the Partnership if we failed to comply with the minimum availability or the fixed charge coverage ratio. The Partnership is required to maintain either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio of 1.1 to 1.0 (Adjusted EBITDA being a significant component of this calculation). This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Each of EBITDA and Adjusted EBITDA has its limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditures;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

Six Months Ended March 31, 2009

Compared to the Six Months Ended March 31, 2008

Volume

For the six months ended March 31, 2009, retail volume of home heating oil increased 3.0 million gallons, or 1.1%, to 285.5 million gallons, as compared to 282.5 million gallons for the six months ended March 31, 2008. While acquisitions and colder temperatures led to an increase in home heating oil volume, these factors were almost totally offset by net customer attrition and conservation. Volume of other petroleum products declined 5.5 million gallons, or 18.3%, to 24.7 million gallons for the six months ended March 31, 2009, as compared to 30.3 million gallons for the six months ended March 31, 2008. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume-Six months ended March 31, 2008	282.5
Impact of colder temperatures	25.8
Net customer attrition—retail/commercial	(19.6)
Acquisitions	4.9
Conservation/Other	(8.1)

Change	3.0

Volume-Six months ended March 31, 2009	285.5

Temperatures in our geographic areas of operations for the six months ended March 31, 2009 were 9.2% colder than the six months ended March 31, 2008 and 2.8% colder than normal, as reported by the NOAA. Net customer attrition for the twelve months ended March 31, 2009 was 5.9%. The percentage of home heating oil volume sold to residential variable price customers decreased to 40.4% of total home heating oil sales for the six months ended March 31, 2009, as compared to 44.2% for the six months ended March 31, 2008, as rapid increases in home heating oil costs during the peak price plan renewal period (April to October 2008) led an increased number of customers to seek the stability of a protected price plan. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers increased to 45.4% for the six months ended March 31, 2009, as compared to 41.4% for the six months ended March 31, 2008. For the six months ended March 31, 2009, sales to commercial/industrial customers represented 14.2% of total home heating oil volume sales, for the six months ended March 31, 2008, compared to 14.4% of volume sales.

Product Sales

For the six months ended March 31, 2009, product sales decreased $188.9 million, or 18.5%, to $833.0 million, as compared to $1,021.9 million for the six months ended March 31, 2008. While higher sales from liquidated damages ($5.5 million) and an increase in home heating oil volume of 1.1% positively impacted product sales, these factors were more than offset by a decrease in home heating oil selling prices and lower sales of other petroleum products. Average home heating oil selling prices decreased by $0.5807 per gallon, or 17.5%, from $3.3097 per gallon for the six months ended March 31, 2008 to $2.7290 for the six months ended March 31, 2009, in response to the decrease in home heating oil product cost described below.

Installation and Service Sales

For the six months ended March 31, 2009, service and installation sales decreased $7.0 million, or 7.1%, to $90.3 million, as compared to $97.3 million for the six months ended March 31, 2008, largely due to a decline in installation sales of $7.4 million due to rising unemployment, reduced consumer confidence and reduced access to credit. We believe that this trend will continue and that our installation sales will be lower for the balance of fiscal 2009, as compared to the six months ended September 30, 2008. While ancillary plumbing revenue declined by $0.4 million, heating service income increased by $0.8 million.

Cost of Product

For the six months ended March 31, 2009, cost of product decreased $237.3 million, or 29.3%, to $573.1 million, as compared to $810.4 million for the six months ended March 31, 2008 primarily due to the decrease in product cost for home heating oil. Average wholesale product cost for home heating oil decreased by $0.7222 per gallon, or 27.9%, to an average of $1.8646 per gallon for the six months ended March 31, 2009, from an average of $2.5868 for the six months ended March 31, 2008.

Home heating oil margins for the six months ended March 31, 2009 increased $0.1415 per gallon to $0.8644 per gallon in the six months ended March 31, 2009, from $0.7229 per gallon in the six months ended March 31, 2008. During the six months ended March 31, 2009, home heating oil product costs continued to decline, which largely contributed to the Partnership’s ability to expand its home heating oil margin during that period, as wholesale prices decreased more rapidly than retail prices. Conversely, during the six months ended March 31, 2008, home heating oil costs continued to escalate, which limited margin expansion capability.

For the six months ended March 31, 2009, total product gross profit increased $48.4 million, as compared to the six months ended March 31, 2008, due to the increase in home heating oil per gallon margins ($40.4 million), higher home heating oil volume ($2.2 million), higher income from liquidated damages, ($5.5 million) and higher gross profit from other petroleum products ($0.3 million).

Change in the Fair Value of Derivative Instruments

During the six months ended March 31, 2009, the change in the fair value of derivative instruments resulted in the recording of a $5.4 million net credit due to the expiration of certain hedged positions ($18.2 million credit), and a decrease in market value for unexpired hedges ($12.8 million debit).

During the six months ended March 31, 2008, the change in the fair value of derivative instruments resulted in the recording of a $15.9 million net credit due to the expiration of certain hedged positions ($0.6 million debit), and an increase in market value for unexpired hedges ($16.5 million credit).

Cost of Installations and Service

During the six months ended March 31, 2009, cost of installations and service decreased $4.0 million, or 4.0%, to $93.8 million, as a decline in installation costs of $5.0 million was reduced by higher service expenses of $1.0 million. Service expenses increased to $65.4 million, or 112.2% of service sales during the six months ended March 31, 2009, from $64.4 million in the six months ended March 31, 2008, or 111.3% of service sales. Service expenses rose due to the additional demand for services as a result of 9.2% colder temperatures and an increase in vehicle fuel costs of $1.2 million, as the Partnership hedged a portion of its vehicle fuel costs during a higher cost period.

Installation costs were $28.4 million, or 88.8% of installation sales during the six months ended March 31, 2009, and were $33.4 million, or 84.9% of installation sales during the six months ended March 31, 2008. Installation costs as a percentage of sales increased, as the Partnership could not reduce installation costs as rapidly as the decline in installation sales. The net gross profit realized from service and installations was a loss of $3.5 million for the six months ended March 31, 2009, as compared to a loss of $0.6 million for the six months ended March 31, 2008. This change was largely due to the lower installation profitability driven by current economic conditions.

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

Delivery and Branch Expenses

For the six months ended March 31, 2009, delivery and branch expenses increased $10.3 million, or 8.3% to $135.1 million, as compared to $124.8 million for the six months ended March 31, 2008. Delivery costs and insurance expense rose $4.0 million and $3.7 million, respectively, due in part to the impact of colder temperatures and a return to normal winter conditions. The increase in delivery expense was also impacted by higher vehicle fuel costs of $2.0 million, as the Partnership hedged a portion of it vehicle fuels during a higher cost period. The Partnership continues to aggressively collect past due accounts receivable and as a result, collection expenses were higher by $0.8 million. The balance of the increase in delivery and branch expense was $1.7 million, or 1.4%, largely driven by wage and benefit increases. On a cents per gallon basis, delivery and branch expenses increased 3.1 cents per gallon, or 7.1%, from 44.2 cents per gallon for the six months ended March 31, 2008, to 47.3 cents per gallon for the six months ended March 31, 2009, due to the fixed nature of certain delivery and branch expenses, the disproportionate increase in insurance expense and inflationary pressures.

Depreciation and Amortization

For the six months ended March 31, 2009, depreciation and amortization expenses declined $1.8 million, or 12.7%, to $12.1 million, as compared to $13.9 million for the six months ended March 31, 2008. Amortization expense was lower by $1.2 million, as fold in acquisitions from fiscal 2001 became fully amortized. Depreciation expense declined by $0.6 million as capital expenditures for technology in fiscal 2003 became fully depreciated.

General and Administrative Expenses

For the six months ended March 31, 2009, general and administrative expenses increased $2.1 million, or 23.0%, to $11.1 million, as compared to $9.0 million for the six months ended March 31, 2008, due to higher profit sharing expense $1.5 million as a result of the increase in the Partnership’s Adjusted EBITDA. The Partnership accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan, for distribution to its employees. If Adjusted EBITDA increases, the profit sharing pool will increase. On the other hand, if Adjusted EBITDA decreases, the profit sharing pool will be less.

Operating Income

For the six months ended March 31, 2009, operating income increased $24.3 million to $103.5 million, as compared to $79.2 million for the six months ended March 31, 2008. This increase was due to higher product gross profit of $48.4 million reduced by higher operating expenses (including net depreciation and amortization) of $10.7 million, an unfavorable change in the fair value of derivative instruments of $10.5 million and the installation related reduction in service profitability of $2.9 million.

Interest Expense

For the six months ended March 31, 2009, interest expense decreased $1.3 million, or 12.6%, to $9.4 million, compared to $10.7 million for the six months ended March 31, 2008. This decrease resulted from a lower average principal amount in total debt outstanding of approximately $36.8 million and a slight decline in the weighted average interest rate. In fiscal 2009, the Partnership repurchased $36.2 million of its 10.25% Senior Notes due February 2013, which lowered the debt outstanding. In addition, the reduction in the wholesale product cost drove a reduction in working capital borrowings. During the six months ended March 31, 2009, the Partnership did not borrow under its bank facility, which compares favorably to the six months ended March 31, 2008, when working capital borrowings averaged $20.7 million.

Interest Income

For the six months ended March 31, 2009, interest income decreased $0.6 million to $2.3 million, as compared to $2.9 million for the six months ended March 31, 2008. Despite higher average invested cash balances of $111.8 million, interest income declined by $0.5 million due to lower rates on invested cash of 3.3%. In addition, late fee income also declined by $0.1 million due to lower past due accounts receivable balances.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2009, amortization of debt issuance costs was $1.2 million, unchanged for the six months ended March 31, 2008.

Gains on Bond Repurchase

During the six months ended March 31, 2008 the Partnership repurchased $36.3 million face value of its 10.25% Senior Notes due February 2013 at a price of $72.4 per $100 of principal plus accrued interest. The Partnership recorded a gain of $9.7 million for this transaction.

Income Tax Expense

For the six months ended March 31, 2009, income tax expense was $4.4 million and represents certain state income tax, alternative minimum federal tax and capital taxes. Income taxes are recorded based on an annual effective rate, which is then applied to book income (loss) before taxes, resulting in a tax charge (or benefit). Income tax expense for the six months ended March 31, 2008 was $3.5 million. The increase in income tax expense of $0.9 million was largely due to the increase in taxable income at the Partnership’s corporate subsidiary.

Net Income

For the six months ended March 31, 2009, net income of $100.7 million was recorded, as compared to net income of $66.7 million for the six months ended March 31, 2008. This increase of $34.0 million was due to a $24.3 million increase in operating income, lower net interest expense of $0.8 million, and the gain on bond redemption of $9.7 million reduced by higher income tax expense of $0.9 million.

Adjusted EBITDA (Non-GAAP Financial Measures)

For the six months ended March 31, 2009, Adjusted EBITDA increased $33.1 million to $110.2 million, as compared to $77.1 million for the six months ended March 31, 2008. This increase was largely driven by the rise in home heating oil margins, as the additional volume provided by colder temperatures and acquisitions was almost entirely offset by net customer attrition and customer conservation efforts.

	Six Months Ended March 31,
(in thousands)	2009	2008
Income from continuing operations	$100,656	$66,654
Plus:
Income tax expense	4,350	3,522
Amortization of debt issuance cost	1,168	1,155
Interest expense, net	7,080	7,868
Depreciation and amortization	12,109	13,870

EBITDA from continuing operations	125,363	93,069

(Increase) / decrease in the fair value of derivative instruments	(5,408)	(15,940)
Gain on redemption of debt	(9,740)	—

Adjusted EBITDA (a)	110,215	77,129

Add / (subtract)
Income tax expense	(4,350)	(3,522)
Interest expense, net	(7,080)	(7,868)
Provision for losses on accounts receivable	6,886	6,857
Increase in accounts receivables	(71,583)	(193,001)
Decrease in inventories	5,398	21,529
Decrease in customer credit balances	(36,392)	(49,550)
Change in other operating assets and liabilities	30,265	3,185

Net cash provided by (used in) operating activities	$33,359	$(145,241)

Net cash used in investing activities	$(4,841)	$(1,927)

Net cash provided by (used in) financing activities	$(31,408)	$47,906

(a)	Adjusted EBITDA is a non-GAAP financial measure that is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated. Both the Partnership’s 10.25% Senior Note agreement and its bank credit facility contain covenants that restrict equity distributions, acquisitions, and the amount of debt we can incur. Under the most restrictive of these covenants, which is found in the bank credit facility, the agent bank could step in and control all cash transactions for the Partnership if it failed to comply with the minimum availability or the fixed charge coverage ratio. The Partnership is required to maintain either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio of 1.1 to 1.0 (Adjusted EBITDA being a significant component of this calculation).

This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Each of EBITDA and Adjusted EBITDA has its limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditures;

•

Although depreciation and amortization are non-cash charger, the assets being depreciated or amortized often will have to be replaced and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

DISCUSSION OF CASH FLOWS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payment during the period.

Operating Activities

Due to the seasonal nature of the home heating oil businesses, cash is generally used in operations during the winter (our first and second fiscal quarters) as customers receive deliveries and pay for products purchased within our payment terms. However, during the six months ended March 31, 2009, we generated $33.4 million in cash flow from operating activities, which is $178.6 million higher than the $145.2 million of cash used in operations for the six months of the prior year. This dramatic improvement was primarily due to the impact of lower wholesale product costs, which impacts accounts receivable collections, inventory costs, prepaid hedging costs, margin requirements, customer credit balances, accounts payable and accrued expenses. Our cash flow from operations for the six months ended March 31, 2009 also benefited from to an increase in volume sales and higher earnings from operations, when compared to the six months ended March 31, 2008. While the Partnership generated $105.7 million in cash from operations during the first half of fiscal 2009, this amount was reduced by an aggregate net increase in operating assets and liabilities of $72.3 million. During this winter period, cash was used to finance an increase in accounts receivable of $71.6 million. Cash was also used to fund home heating oil purchases for customers on our budget payment plan. Approximately 30% of our customers are on a budget payment plan and these customers pay their annual estimated heating bill in 12 monthly installments. Typically, these plans begin before the heating season and a liability is created as payments exceed deliveries. As the heating season progressed and deliveries made exceeded cash received, cash expenditures for budget customers exceeded receipts by $36.4. Accrued expenses increased by $21.3 million and provided cash during the first half of fiscal 2009 largely due to an approximate 20 day lag in payments for certain hedging arrangements ($9.7 million), an increase in income taxes payables of $4.5 million and an increase in accrued insurance of $4.6 million. In April 2009, the previously mentioned hedging liability was fully satisfied. Despite an increase of 9.1 million gallons in the quantity of products stored to 18.5 million gallons at March 31, 2009, inventory value declined by $5.3 million, and provided cash, largely due to a $1.86 per gallon decline in the cost of product inventory.

For the six months ended March 31, 2008, cash used in operating activities was $145.2 million, as the cash generated from business operations of $72.6 million and lower product inventory purchases of $22.1 million were more than offset by the increase in accounts receivable of $193 million and a decline in customer credit balances of $49.6 million. Accounts receivable rose due to not only to the seasonal nature of our business but also as a result of the increase in the wholesale cost for home heating oil. As described above, customer credit balances will normally decline during the winter, but the decline was accelerated by the rapid increase in the cost for home heating oil during the first half of fiscal 2008. For certain budget customers, their budget payments were based on a lower home heating oil cost and as deliveries were made at a higher per gallon cost, their credit balance declined faster than expected. At the beginning of the fiscal year, the Partnership increased its inventory position to 35.5 million gallons and pre-bought a portion of its winter needs, and as a result, operating activities were favorably impacted. Inventory levels were reduced to 16.9 million gallons at March 31, 2008 and the reduction in gallons stored more than offset the effect of an increase in inventory cost of approximately 90 cents per gallon.

Investing Activities

During the six months ended March 31, 2009, our capital expenditures totaled $1.7 million, as we invested in computer hardware and software ($0.6 million), refurbished certain physical plants ($0.4 million) and made additions to our fleet ($0.7 million). We also completed one acquisition for $3.2 million, net of working capital credits of $0.7 million. We allocated $3.3 million of the gross purchase to intangible assets and $0.6 million to fleet. During the six months ended March 31, 2008, we spent $1.7 million for fixed assets, completed one acquisition for $0.4 million and received $0.2 million from the sale of certain fixed assets.

Financing Activities

During the six months ended March 31, 2009, the Partnership repurchased $36.3 million face value of its 10.25% Senior Notes due February 2013 for $26.3 million. In addition, we commenced distributions in February 2009 at a rate of $0.0675 per unit and paid $5.1 million. During fiscal 2009, we did not borrow under our revolving credit facility.

For the six months ended March 31, 2008, we borrowed $57.2 million under our revolving credit facility and repaid $9.1 million of the amount borrowed. The cash provided from net borrowings of $48.1 million was used to fund the higher level of account receivable balances generated during the six months ended March 31, 2008.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other economic and geo-political factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at March 31, 2009 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by a new revolving credit facility. Our current facility expires in December 2009 and we intend to either extend or refinance this facility in the Spring/Summer of 2009.

Currently, we have an asset based revolving credit facility with a group of lenders, which provides us with the ability to borrow up to $260 million for working capital purposes (subject to certain borrowing base limitations and coverage ratios) including the issuance of up to $95 million in letters of credit. From December through March of each year, we can borrow up to $360.0 million. During this past heating season, we did not borrow under this facility. As of March 31, 2009, $79.9 million in letters of credit were outstanding, of which $46.8 million are for current and future insurance reserves and $33.1 million are for seasonal inventory purchases and other working capital purposes. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the revolving credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $25.0 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of March 31, 2009, availability was $179.9 million and the Partnership was in compliance with this ratio. The fixed charge coverage ratio is calculated based upon Adjusted EBITDA. In the event that the Partnership was not able to comply with these covenants it could have a material adverse effect on the Partnership’s liquidity and results of operations.

Over the next six months, we plan on purchasing approximately 20 million gallons of home heating oil to be used for the 2009-2010 heating season. We believe that we can purchase this product at favorable market conditions and this will positively impact our future results. Annual maintenance capital expenditures for fixed assets are estimated to be approximately $3.0 to $5.0 million, excluding the capital requirements for leased fleet. At March 31, 2009, we had $176 million in cash and are considering various alternatives for the use of our excess liquidity.

Based on the funding levels required by the Pension Protection Act of 2006, and certain actuarial assumptions, we estimate that the Partnership will be required to make minimum cash contributions to fund its frozen pension obligations of at least $18 million over the next five years.

Partnership Distributions

Commencing with the fiscal quarter ended December 31, 2008, we are required to make distributions in an amount equal to our Available Cash, as defined in our Partnership Agreement, no more than 45 days after the end of each fiscal quarter, to holders of record on the applicable record dates. Available Cash, as defined in our Partnership Agreement, generally means all cash on hand at the end of the relevant fiscal quarter less the amount of cash reserves established by the Board of Directors of our general partner in its reasonable discretion for future cash requirements. These reserves are established for the proper conduct of our business, the payment of debt principal and interest and for distributions during the next four quarters. The Board of Directors of our general partner reviews the level of Available Cash each quarter based upon information provided by management.

On April 21, 2009, we declared a quarterly distribution of $0.0675 per unit, or $0.27 on an annualized basis, on all common units and general partner units in respect of the second quarter of fiscal 2009 payable on May 15, 2009 to holders of record on May 7, 2009. The total quarterly distribution is $5.1 million.

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

Recent Accounting Pronouncements

In the first quarter of fiscal 2009, the Partnership adopted the provisions of FASB Statement No. 157 “Fair Value Measurements” (See footnote 2. Summary of Significant Accounting Policies – Derivatives and Hedging – Disclosures and Fair Value Measurements).

In the second quarter of fiscal 2009, the Partnership adopted the provisions of FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (See footnote 2. Summary of Significant Accounting Policies – Derivatives and Hedging – Disclosures and Fair Value Measurements).

The following new accounting standard is currently being evaluated by the Partnership, and is more fully described in Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, of the consolidation financial statements:

•	Statement No. 141 (revised 2007), Business Combinations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At March 31, 2009, we had outstanding borrowings totaling $137.2 million, none of which is subject to variable interest rates.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2009, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $0.6 million to a fair market value of $(2.1) million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $0.7 million to a fair market value of $(3.4) million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2009 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(c)	The general partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of March 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	May 8, 2009
Richard F. Ambury	Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. OAKLEY	Vice President - Controller	May 8, 2009
Richard G. Oakley	Kestrel Heat LLC
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	May 8, 2009
Richard F. Ambury	(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. OAKLEY	Vice President - Controller	May 8, 2009
Richard G. Oakley	(Principal Accounting Officer)