Form 10-Q
period 2009-06-30
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2009-08-05
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At July 31, 2009, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	75,774,336
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2009	September 30, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$217,416	$178,808
Receivables, net of allowance of $8,434 and $10,821, respectively	82,245	95,691
Inventories	55,484	44,759
Fair asset value of derivative instruments	10,594	7,452
Prepaid expenses and other current assets	18,359	17,589

Total current assets	384,098	344,299

Property and equipment, net	37,064	38,829
Long-term portion of accounts receivables	473	634
Goodwill	182,933	182,011
Intangibles, net	22,475	30,861
Deferred charges and other assets, net	4,175	8,799

Total assets	$631,218	$605,433

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$16,108	$16,887
Fair liability value of derivative instruments	3,120	7,188
Accrued expenses and other current liabilities	72,048	64,670
Unearned service contract revenue	36,873	39,085
Customer credit balances	61,311	85,408

Total current liabilities	189,460	213,238

Long-term debt	137,131	173,752
Other long-term liabilities	15,171	18,466

Partners’ capital
Common unitholders	307,623	219,544
General partner	193	(186)
Accumulated other comprehensive loss	(18,360)	(19,381)

Total partners’ capital	289,456	199,977

Total liabilities and partners’ capital	$631,218	$605,433

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2009	2008	2009	2008

Sales:
Product	$126,404	$212,229	$959,433	$1,234,185
Installations and service	41,265	45,838	131,586	143,112

Total sales	167,669	258,067	1,091,019	1,377,297
Cost and expenses:
Cost of product	85,007	174,979	658,123	985,425
Cost of installations and service	37,627	40,451	131,439	138,313
(Increase) decrease in the fair value of derivative instruments	(9,656)	(30,043)	(15,064)	(45,983)
Delivery and branch expenses	44,295	47,231	179,389	171,985
Depreciation and amortization expenses	3,744	6,703	15,853	20,573
General and administrative expenses	5,696	4,944	16,809	13,983

Operating income	956	13,802	104,470	93,001
Interest expense	(4,119)	(5,189)	(13,487)	(15,910)
Interest income	1,305	2,131	3,593	4,984
Amortization of debt issuance costs	(564)	(592)	(1,732)	(1,747)
Gain on redemption of debt	—	—	9,740	—

Income (loss) before income taxes	(2,422)	10,152	102,584	80,328
Income tax expense (benefit)	(498)	(1,695)	3,852	1,827

Net income (loss)	$(1,924)	$11,847	$98,732	$78,501

General Partner’s interest in net income (loss)	(8)	51	423	336

Limited Partners’ interest in net income (loss)	$(1,916)	$11,796	$98,309	$78,165

Basic and Diluted income (loss) per Limited Partner Unit (1)	$(0.03)	$0.16	$1.07	$1.03

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	75,774	75,774	75,774	75,774

(1)	See Note 2 Summary of Significant Accounting Policies - Net Income (Loss) per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2008	75,774	326	$219,544	$(186)	$(19,381)	$199,977

Comprehensive income:
Net income (unaudited)	—	—	98,309	423	—	98,732
Unrealized gain on pension plan obligation	—	—	—	—	1,021	1,021

Total comprehensive income	—	—	98,309	423	1,021	99,753

Distributions	—	—	(10,230)	(44)	—	(10,274)

Balance as of June 30, 2009 (unaudited)	75,774	326	$307,623	$193	$(18,360)	$289,456

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2009	2008

Cash flows provided by (used in) operating activities:
Net income	$98,732	$78,501

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Increase in fair value of derivative instruments	(15,064)	(45,983)
Depreciation and amortization	17,585	22,320
Gain on redemption of debt	(9,740)	—
Provision for losses on accounts receivable	9,257	10,988
Changes in operating assets and liabilities:
(Increase) decrease in receivables	4,350	(83,976)
(Increase) decrease in inventories	(10,595)	30,895
Decrease in other assets	9,191	3,084
Decrease in accounts payable	(752)	(3,009)
Decrease in customer credit balances	(24,806)	(38,960)
Increase in other current and long-term liabilities	2,650	7,795

Net cash provided by (used in) operating activities	80,808	(18,345)

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,495)	(2,213)
Proceeds from sales of fixed assets	153	426
Acquisitions	(3,313)	(1,685)

Net cash used in investing activities	(5,655)	(3,472)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	—	57,161
Revolving credit facility repayments	—	(57,161)
Repayment of debt	(26,271)	—
Distributions	(10,274)	—
Increase in deferred charges	—	(144)

Net cash used in financing activities	(36,545)	(144)

Net increase (decrease) in cash and cash equivalents	38,608	(21,961)

Cash and cash equivalents at beginning of period	178,808	112,886

Cash and cash equivalents at end of period	$217,416	$90,925

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at June 30, 2009, had outstanding 75.8 million common units (NYSE: “SGU”) representing 99.6% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.4% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil that at June 30, 2009 served approximately 381,000 full-service residential and commercial home heating oil customers, and 7,000 propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 35,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $137.1 million 10.25% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including inter-company interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

2) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material intercompany items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations for the nine-month periods ended June 30, 2009 and June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

Basic and Diluted Earnings Per Limited Partner:	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data)	2009	2008	2009	2008
Net income (loss)	$(1,924)	$11,847	$98,732	$78,501
Less General Partners’ interest in net income (loss)	(8)	51	423	336

Net income (loss) available to limited partners	(1,916)	11,796	98,309	78,165
Dilutive impact of theoretical distribution of earnings under EITF 03-06	—	—	17,125	—

Limited Partner’s interest in net income (loss) under EITF 03-06	$(1,916)	$11,796	$81,184	$78,165

Per unit data:
Net income (loss) available to limited partners	$(0.03)	$0.16	$1.30	$1.03
Dilutive impact of theoretical distribution of earnings under EITF 03-06	—	—	0.23	—

Limited Partner’s interest in net income (loss) under EITF 03-06	$(0.03)	$0.16	$1.07	$1.03

Weighted average number of Limited Partner units outstanding	75,774	75,774	75,774	75,774

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

(in thousands)	June 30, 2009	September 30, 2008

Heating oil and other fuels	$41,120	$30,208
Fuel oil parts and equipment	14,364	14,551

	$55,484	$44,759

Derivatives and Hedging – Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of June 30, 2009, the Partnership had 4.2 million gallons of swap contracts to buy heating oil, and 0.3 million of futures contracts to sell heating oil, along with 58.4 million gallons of call options and 2.9 million gallons of put options. The Partnership also had synthetic calls (a swap combined with two offsetting puts at different prices) of 3.9 million net gallons. In addition, to hedge the inter-month differentials for our price protected customers, its physical inventory on hand, and inventory in transit, the Partnership at June 30, 2009 had 40.2 million gallons of future contracts to buy heating oil, 44.9 million gallons of future contracts to sell heating oil, and 21.5 million gallons of swap contracts to sell heating oil.

To hedge its internal fuel usage the Partnership had 0.4 million gallons of future contracts and 1.5 million gallons of swap contracts to buy gasoline and 1.4 million gallons of swap contracts to buy diesel.

These derivative instruments are with the following counterparties: Cargill, Inc., Wachovia Bank, NA, JPMorgan Chase Bank, NA, Newedge USA, LLC, Bank of America, N.A., Key Bank National Association, Societe Generale, RBS Sempra, and Credit Suisse. At June 30, 2009, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.8 million.

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

(In thousands)

			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under Statement 133 at June 30, 2009	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Asset Derivatives
Commodity contracts	Fair asset value of derivative instruments	$19,335	$1,651	$17,684	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	471	165	306

Commodity contract assets		$19,806	$1,816	$17,990	$—

Liability Derivatives
Commodity contracts	Fair liability value of derivative instruments	$(11,862)	$(3,437)	$(8,425)	$—

Commodity contract liabilities		$(11,862)	$(3,437)	$(8,425)	$—

(In thousands)

The Effect of Derivative Instruments on the Statement of Operations

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2009

Commodity contracts	Cost of product (a)	$(13,100)	$(76,049)

Commodity contracts	Increase / decrease in the fair value of derivative instruments	$9,656	$15,064

(a)	Represents realized closed positions and includes the cost of options as they expire.

Weather Hedge Contract

The Partnership’s weather hedge contract is recorded in accordance with the intrinsic value method defined by the Emerging Issues Task Force (“EITF”) 99-2, “Accounting for Weather Derivatives.” The premium paid is amortized over the life of the contract and the intrinsic value method is applied at each interim period. In August 2009, the Partnership purchased a weather hedge for fiscal 2010.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

(in thousands)	June 30, 2009	September 30, 2008

Property, plant and equipment	$133,462	$130,916
Less: accumulated depreciation	96,398	92,087

Property, plant and equipment, net	$37,064	$38,829

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

Customer lists are the names and addresses of an acquired company’s customers. Based on historical retention experience, these lists are amortized on a straight-line basis over eight to ten years.

Trade names are the names of acquired companies. Based on the economic benefit expected and historical retention experience of customers, trade names are amortized on a straight-line basis over eight to ten years.

Covenants not to compete are agreements with the owners of acquired companies and are amortized over the respective lives of the covenants on a straight-line basis, which are generally five years.

Partners’ Capital

Comprehensive income includes net income (loss), plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized losses on pension plan obligations. For the three months ended June 30, 2009, comprehensive loss was $(1.6) million, comprised of net loss of $(2.0) million and an unrealized gain on pension plan obligation of $0.4 million. For the three months ended June 30, 2008, comprehensive income was $12.1 million, comprised of net income of $11.8 million and an unrealized gain on pension plan obligation of $0.3 million.

For the nine months ended June 30, 2009, comprehensive income was $99.8 million, comprised of net income of $98.7 million and an unrealized gain on pension plan obligation of $1.0 million. For the nine months ended June 30, 2008, comprehensive income was $79.2 million, comprised of net income of $78.5 million and an unrealized gain on pension plan obligation of $0.7 million.

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

In December 2008, the Partnership repurchased $10.0 million face value of its 10.25 % Senior Notes and recorded a gain of $3.5 million. This gain was taxable to unit holders in calendar year 2008. During the three months ended March 31, 2009, the Partnership acquired an additional $26.3 million face value of its 10.25 % Senior Notes and recorded an additional gain of $6.2 million, which will be taxable to unit holders in calendar year 2009.

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

At June 30, 2009, we had unrecognized income tax benefits totaling $0.5 million and related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of state and local income tax uncertainties. If recognized essentially all of the tax benefits and related interest and penalties would reduce future tax expense.

We believe that the total liability for unrecognized tax benefits will decrease by $0.1 million during the next 12 months ending June 30, 2010. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania, and New Jersey, we have three, three, four, and four tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

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

In the second quarter of fiscal 2009, the Partnership adopted the provisions of FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”) which amends and expands the disclosure requirements of Statement No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

In the third quarter of fiscal 2009, the Partnership adopted the provisions of FASB Statement No. 165 “Subsequent Events” (“SFAS No. 165”). This statement was issued in May 2009, and is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes principles and requirements for events that occur after the balance sheet date but before financial statements are issued.

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

3) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2008	$182,011
Fiscal year 2009 acquisitions	922

Balance as of June 30, 2009	$182,933

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

The cash flow projections, discount rate assumption and transaction multiples used by the Partnership to estimate the fair value of its reporting unit are based on subjective estimates. Although the Partnership believes that its projections reflect its best estimates of future performance, changes in estimated revenues, per gallon margins or in discount rates could have an impact on the estimated fair values. Any increase in estimated cash flows or a decrease in the discount rate would not have an impact on the carrying value of the goodwill. A decrease in future estimated cash flows or an increase in the discount rate could require the Partnership to determine whether the recognition of a goodwill impairment charge was required. To provide for a sensitivity of the discount rates and transaction multiples used, ranges of high and low values are employed in the analysis, with the low values examined to ensure that a reasonable change in an assumption would not cause the Partnership to reach a different conclusion.

Since the Partnership’s book value was greater than its market capitalization as of June 30, 2009 (as was also the case at August 31, 2008), the Partnership performed a goodwill analysis as of June 30, 2009, which included a reconciliation of its book value to its market capitalization with the calculation of a reasonable control premium. It was determined based on this analysis that there was no goodwill impairment as of June 30, 2009. The preparation of this analysis was based upon management’s estimates and assumptions, and future impairment assessments may be affected if actual results are materially different from results currently projected.

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization is as follows:

	June 30, 2009			September 30, 2008
(in thousands)	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net

Customer lists and other intangibles	$204,357	$181,882	$22,475	$201,865	$171,004	$30,861

Amortization expense for intangible assets and deferred charges was $11.1 million for the nine months ended June 30, 2009 compared to $14.9 million for the nine months ended June 30, 2008. Total estimated annual amortization expense related to intangible assets subject to amortization and deferred charges, for the fiscal year ending September 30, 2009, and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Amortization Expense
2009	$12,955
2010	$7,798
2011	$5,747
2012	$1,380
2013	$1,378

4) Acquisitions

For the nine months ended June 30, 2009 the Partnership acquired one retail heating oil dealer. The aggregate purchase price was approximately $4.0 million, reduced by working capital credits of $0.7 million.

For the nine months ended June 30, 2008 the Partnership acquired four retail heating oil dealers. The aggregate purchase price was approximately $1.7 million.

The acquired assets and assumed liabilities were recorded at fair value based on valuations and estimates. The excess of the cost of acquired net assets over fair value was recorded as goodwill. Estimates used to determine the fair value of acquisitions made within the previous twelve months may be subject to change.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for the acquisitions made as of June 30, 2009 (in thousands):

	June 30, 2009	Useful Lives
Fleet	$558	8 years
Customer lists and other intangibles	2,372	8 years
Goodwill	922	—
Trade names	120	8 years
Working capital	(659)	—

Total	$3,313

5) Long-Term Debt and Bank Facility Borrowings

The Partnership’s long-term debt is as follows (in thousands):

	At June 30, 2009		At September 30, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
10.25% Senior Notes (a)	$137,131	$137,131	$173,752	$150,293
Revolving Credit Facility Borrowings (b)	—	—	—	—

Total debt	$137,131	$137,131	$173,752	$150,293

Total long-term portion of debt	$137,171	$137,171	$173,752	$150,293

(a)	These notes mature in February 2013 and accrue interest at an annual rate of 10.25% requiring semi-annual interest payments on February 15 and August 15 of each year. The net premium on these notes were $0.7 million at June 30, 2009 and $1.0 million at September 30, 2008.

Year-to-date of fiscal year 2009, the Partnership repurchased in total $36.3 million (face value) of these notes and recorded a total gain of $9.7 million (See footnote 2. Summary of Significant Accounting Policies – Income Taxes and footnote 9. Subsequent Events).

(b)	In July 2009, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of nine banks. This amended facility, that extends to July 2012, provides the Partnership with the ability to borrow up to $240 million ($290 million during the heating season from November to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. The Partnership can increase the facility size by $50 million without the consent of the bank group. The bank group is not obligated to fund the $50 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. (See footnote 9. Subsequent Events).

The Partnership has not borrowed under the revolving credit facility for the last twelve months. At June 30, 2009 and September 30, 2008 letters of credit of $45.6 million and $56.1 million were issued, respectively.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information, open market quotations and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

6) Employee Pension Plan

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	935	893	2,805	2,679
Expected return on plan assets	(728)	(916)	(2,184)	(2,748)
Net amortization	340	245	1,020	735

Net periodic benefit cost	$547	$222	$1,641	$666

The Partnership expects to contribute approximately $2.1 million to fund its pension obligations for fiscal 2009, of which approximately $1.1 million in payments have been made.

7) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended June 30,
(in thousands)	2009	2008

Cash paid during the period for:
Income taxes, net	$1,665	$1,389
Interest	$10,420	$11,317
Non-cash financing activities:
Decrease in interest expense— amortization of net debt premium	$132	$140
Decrease in net debt premium attributable to redemption of debt	$199	$—

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

On April 3, 2007, the Star Gas Defendants filed a Motion for a Mandatory Rule 11 Inquiry and fee shifting (“Rule 11 Motion”) which seeks recovery of Defendants’ legal fees pursuant to the PSLRA. On April 24, 2007, class plaintiffs filed their opposition to that motion. The Star Gas Defendants’ reply was filed on May 8, 2007. On May 15, 2009, the District Court notified the parties that due to the Court’s view that decision on the Rule 11 Motion should await the conclusion of the appellate process and the pendency of the Rule 11 Motion for over two years, while awaiting a decision from the Second Circuit on plaintiffs’ appeal, the Court proposed to deny the Rule 11 Motion without prejudice to refiling following the issuance of the Second Circuit’s decision in the matter. On May 18, 2009, the Star Gas Defendants consented to the District Court’s request, specifically noting that it was without prejudice to refiling the Motion following issuance of the Second Circuit’s decision.

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

9) Subsequent Events

Subsequent events have been evaluated up to August 5, 2009, the date the financial statements were issued.

Debt and Unit Repurchase Authorized

In July 2009, the Board of Directors of the Partnership’s General Partner authorized both the repurchase of up to $20 million in face amount of the Partnership’s 10.25% notes due 2013 and up to 7.5 million of the Partnership’s common units. Repurchases may be made from time to time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. The program does not have a time limit. The Partnership’s repurchase activities will take into account SEC safe harbor rules and guidance for issuer repurchases.

On July 28, 2009 the Partnership repurchased $1.8 million in face value of its 10.25% notes reducing the outstanding amount to $135.4 million.

Amended and Restated Asset Based Revolving Credit Facility

As described in the Partnership’s July 7, 2009, Form 8-K, a subsidiary of the Partnership entered into an amended and restated asset based revolving credit facility agreement on July 2, 2009 (See footnote 5. Long-Term Debt and Bank Facility Borrowings).

Quarterly Distribution Declared

On July 22, 2009, the Partnership declared a quarterly distribution of $0.0675 per unit on all common and general partner units, for unitholders of record on August 6, 2009, to be paid on August 14, 2009.

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

Pending Legislation

There is increasing attention concerning the issue of climate change and the effect of emissions of greenhouse gases, in particular from the combustion of fossil fuels. There are efforts to develop new federal proposals by Congress and the EPA that could lead to the adoption of a mandatory program to reduce greenhouse gas emissions through, for example, an economy-wide cap-and-trade program, a carbon tax or a combination of both. Debate continues on the direction, scope and timing of U.S. policy on the regulation of greenhouse gas emissions. It is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for the Partnership and its customers which could lead to increased conservation or customers seeking lower cost alternatives. However, at this time an estimate of such costs to comply with potential national, regional or state greenhouse gas emissions reduction legislation, regulations or initiatives is not possible because these programs and proposals are in the early stages of development and any final program, if adopted, could vary from current proposals.

In addition, laws and regulations that affect operations continue to evolve at both the state and federal levels, which may ultimately add compliance costs to the Partnership. Changes in regulations under different political administrations, the imposition of additional regulations, or the enactment of new legislation that impacts employment, labor, trade, transportation or logistics, health care, tax or environmental issues could have the potential of materially impacting our financial condition or results of operations.

The Partnership will continue to monitor and evaluate federal, regional or state programs and proposals and judicial and administrative decisions that could affect our customers or operations.

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

Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated. Both the Partnership’s 10.25% Senior Note agreement and its bank credit facility contain covenants that restrict equity distributions, acquisitions, and the amount of debt it can incur. Under the most restrictive of these covenants, which is found in the bank credit facility, the agent bank could step in and control all cash transactions for the Partnership if we failed to comply with the minimum availability or the fixed charge coverage ratio. The Partnership is required to maintain either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio of 1.1 to 1.0 (Adjusted EBITDA being a significant component of this calculation). This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Derivatives

SFAS No. 133 and No. 161, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined in SFAS No. 133, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under SFAS 133, and, as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience great volatility in earnings as outstanding home heating oil derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. To the extent that the Partnership continues this accounting treatment, the volatility in any given period related to unrealized non-cash gains or losses on derivative home heating oil instruments can be significant to the overall results of the Partnership. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

Impact on Liquidity of Wholesale Product Cost Volatility

The wholesale price of home heating oil has been extremely volatile over the last several years. Our liquidity is adversely impacted in times of increasing heating oil prices, as the Partnership must use cash to pay for its hedging requirements and to fund a portion of the increased levels of accounts receivable and inventory. Our liquidity is also adversely impacted at times by sudden and sharp decreases in heating oil prices due to the increased margin requirements for futures contracts and collateral requirements for swaps that we use to manage market risks related to our fixed price customers and physical inventory that are not immediately offset by lower inventory and accounts receivable carrying costs.

Weather Hedge Contract – Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have purchased a weather hedge from Swiss Re Financial Products. We will receive a payment of $35,000 per degree-day, when the actual degree-days are less than the 10 year average by 7.5%. The hedge covers the period from November 1, 2009 through March 31, 2010 taken as a whole and has a maximum payout of $12.5 million.

Protected Price Account Renewals

Approximately 53% of the Partnership’s protected price customers renew their agreements with us in the period from August through November of each fiscal year. If the Partnership cannot renew most of its protected price customers at attractive per gallon gross profit margins, the Partnership’s near term profitability, liquidity and cash flow will be adversely impacted. Alternatively, efforts to achieve these gross profit margins may negatively impact net customer attrition.

Accounts Receivable

As of June 30, 2009, the Partnership’s accounts receivable balance was $82.2 million (net of allowance) and represents a decrease of $70.3 million or 46% when compared to the balance as of June 30, 2008 of $152.5 million (net of allowance). This decline in accounts receivable of 46% was largely due to the decline in the wholesale cost of product. Day’s sales outstanding as of June 30, 2009, improved to 48 days, when compared to the level at June 30, 2008 of 58 days. Included in the gross accounts receivable balance as of June 30, 2009 are amounts due that are 90-days or more in arrears of $33.1 million. As of June 30, 2008, the comparable amounts due from customers 90 days or more in arrears was $59.0 million. The Partnership is actively collecting these past due accounts and has established a reserve based on historical data and current economic and pricing conditions. Given the current economic conditions, the collection of these amounts could prove to be more difficult than in the past and bad debt expense could increase.

Customer Attrition

We measure net customer attrition for our full service residential and commercial heating oil customers. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers purchased in acquisitions are not included in the calculation of gross customer gains, but are factored on a pro-rata basis in the denominator when calculating the percentages of gross customer gains and losses. Gains and losses at acquisitions since the acquired date of the acquisition are included in the calculation of net customer attrition. Gross customer losses are the result of a number of factors, including price competition, move-outs, service issues, credit losses and conversions to natural gas. When a customer moves out of an existing home, we count the “move out” as a loss and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Gross customer gains and gross customer losses

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008
Description
Gross Customer Gains	5,900	8,100	43,900	42,500
Gross Customer Losses	(12,400)	(13,700)	(68,100)	(60,200)

Net Customer Loss	(6,500)	(5,600)	(24,200)	(17,700)

Gross customer gains, gross customer losses and net customer attrition as a percentage of the home heating oil customer base

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008
Description
Gross Customer Gains	1.5%	2.0%	10.9%	10.2%
Gross Customer Losses	(3.1)%	(3.3)%	(17.0)%	(14.5)%

Net Customer Loss	(1.6)%	(1.3)%	(6.0)%	(4.3)%

During the nine months ended June 30, 2009 we lost 68,100 accounts, or 17.0% of our home heating oil customer base, as compared to the nine months ended June 30, 2008 in which we lost 60,200 accounts, or 14.5% of our home heating oil customers. The increase in gross customer losses of 7,900 accounts was primarily due to price (5,000 accounts) and credit-related losses (3,000 accounts). The increase in price losses was largely due to fixed price customers that decided to terminate their arrangements with us and switch to a competitor in order to take advantage of decreases in heating oil prices that these customers perceived to be of greater value than the cost of paying a termination fee to us.

During the nine months ended June 30, 2009, we gained 43,900 customers, or 10.9% of our home heating oil customer base, as compared to the nine months ended June 30, 2008 in which we gained 42,500 customers, or 10.2% of our home heating oil customer base. This increase in gross customer gains of 1,400 accounts was largely due to our customer referral program (1,800 accounts) and targeted advertising (1,700 accounts). The continued slowdown in the real estate market contributed to a decline in gains of 2,500 accounts.

We believe that the continued adverse economic conditions and price volatility will negatively impact our ability to attract new customers and retain existing customers in the future.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2009

Compared to the Three Months Ended June 30, 2008

Volume

For the three months ended June 30, 2009, retail volume of home heating oil decreased by 2.9 million gallons, or 6.5%, to 43.0 million gallons, as compared to 45.9 million gallons for the three months ended June 30, 2008, as an increase in volume from acquisitions only partially offset reductions in volume from net customer attrition, conservation and other factors. Volume of other petroleum products was 7.6 million gallons for the three months ended June 30, 2009, or 2.1 million gallons less than the three months ended June 30, 2008. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume-Three months ended June 30, 2008	45.9

Impact of temperatures	—
Net customer attrition - retail / commercial	(2.5)
Acquisitions	0.6
Conservation / other	(1.0)

Change	(2.9)

Volume-Three months ended June 30, 2009	43.0

Temperatures in our geographic areas of operations for the three months ended June 30, 2009 were equal to the three months ended June 30, 2008 and were 8.2% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). For the twelve months ended June 30, 2009, net customer attrition was 5.9%. Excluding the impact of weather and acquisitions, we expect that home heating oil volume for the remainder of fiscal 2009 will be less than in the comparable period in fiscal 2008 due to net customer attrition, conservation and other factors.

The percentage of home heating oil volume sold to residential variable price customers increased to 40% of total home heating oil volume sales for the three months ended June 30, 2009, as compared to 39.3% for the three months ended June 30, 2008. The percentage of home heating oil volume sold to residential price-protected customers was 45.6% for the three months representing a decrease from 45.7% for the three months ended June 30, 2008. For the three months ended June 30, 2009, sales to commercial/ industrial customers represented 14.4% of total home heating oil volume sales, as compared to 15.0% for the three months ended June 30, 2008.

Product Sales

For the three months ended June 30, 2009, product sales decreased $85.8 million, or 40.4%, to $126.4 million, as compared to $212.2 million for the three months ended June 30, 2008, as a result of a decrease in home heating oil selling prices of 36.5% and a decline in home heating oil volume of 6.5%. Sales of other petroleum products, which is a component of product sales, decreased by $21.8 million due to lower selling prices of 59.5% and a decline in volume of 21.2%.

Installation and Service Sales

For the three months ended June 30, 2009, installation and service sales decreased $4.6 million, or 10%, to $41.2 million, as compared to $45.8 million for the three months ended June 30, 2008. While service contract revenues increased by $0.5 million, revenue from non-essential services such as plumbing and air conditioning declined by $0.6 million. Demand for installation sales declined by $4.2 million due to rising unemployment, reduced home equity loans and consumer credit, and reduced consumer confidence. The cool spring also adversely impacted the demand for new air conditioning systems. We believe that this trend will continue and that our installation sales will be lower for the balance of fiscal 2009.

Cost of Product

For the three months ended June 30, 2009, cost of product decreased $90.0 million, or 51.4% to $85.0 million, as compared to $175.0 million for the three months ended June 30, 2008, largely due to decreases in the wholesale product cost for home heating oil and other petroleum products.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended June 30, 2009 increased by $0.1449 per gallon, to $0.8999 per gallon in the three months ended June 30, 2009 from $0.7550 per gallon in the three months ended June 30, 2008. Wholesale product costs increased throughout fiscal 2008, limiting margin expansion capability in the three months ended June 30, 2008. While wholesale product costs also increased during the three months ended June 30, 2009, they had decreased significantly in the prior six months to levels not seen since 2004. This lower absolute wholesale product cost allowed the Partnership to maintain higher margins already established earlier in fiscal 2009, as it was generally able to raise retail prices in conjunction with the increases in wholesale product costs.

For the three months ended June 30, 2009, total product gross profit increased by $4.1 million, versus the prior year’s comparable period, as the increase in product gross profit resulting from higher home heating oil per gallon margins ($6.2 million) was reduced by the impact of the decrease in home heating oil volume ($2.3 million).

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2009, the change in the fair value of derivative instruments resulted in the recording of a $9.7 million net credit due to the expiration of certain hedged positions ($7.9 million credit), and an increase in the market value of unexpired hedges ($1.8 million credit).

During the three months ended June 30, 2008, the change in the fair value of derivative instruments resulted in the recording of a $30.0 million net credit due to the expiration of certain hedged positions ($7.6 million debit), and an increase in the market value of unexpired hedges ($37.6 million credit).

Cost of Installations and Service

For the three months ended June 30, 2009, cost of installations and service decreased $2.8 million, or 7.0% to $37.6 million, as compared to $40.4 million for the three months ended June 30, 2008, as an increase in service costs of $0.5 million was reduced by lower installation expenses of approximately $3.3 million. Service expenses were higher due to an increase in vehicle fuel costs of $0.5 million, as the Partnership hedged a portion of its vehicle fuel costs during a higher cost period. For fiscal 2010, the Partnership has again hedged its vehicle fuels, which would lower this expense by approximately $2.5 million in fiscal 2010. Installation costs were lower, due to the decrease in installation sales as described above. The gross profit realized from service (including installations) decreased by $1.8 million, from $5.4 million for the three months ended June 30, 2008 to $3.6 million for the three months ended June 30, 2009. Installation costs were $11.9 million, or 89.7% of installation sales during the three months ended June 30, 2009, and were $15.3 million, or 87.5% of installation sales during the three months ended June 30, 2008. Service expenses increased to $25.7 million, or 91.9% of service sales during the three months ended June 30, 2009, from $25.1 million in the three months ended June 30, 2008, or 88.7% of service sales. Service costs as a percentage of total service revenue increased due to the increase in vehicle fuel costs and the Partnership was not able to fully reduce its service expenses in response to unforeseen reductions in non-essential service billings such as air conditioning and plumbing services.

Delivery and Branch Expenses

For the three months ended June 30, 2009, delivery and branch expenses decreased $2.9 million, or 6.2%, to $44.3 million, as compared to $47.2 million for the three months ended June 30, 2008, due to lower bad debt expense of $1.8 million and lower insurance expense of $2.2 million. Bad debt expense declined due to a decline in sales for the three and nine months ended June 30, 2009 of 35% and 21%, respectively, and an improvement in days sales outstanding to 48 days as of June 30, 2009 from 58 days as of June 30, 2008. The reduction in insurance expense was due to changes in prior year reserves.

Depreciation and Amortization

For the three months ended June 30, 2009, depreciation and amortization expenses declined by $3.0 million, or 44.2%, to $3.7 million, as compared to $6.7 million for the three months ended June 30, 2008 as certain assets became fully depreciated. Amortization expense was lower by $2.8 million, as customer lists of acquisitions from fiscal 2001 became fully amortized. Depreciation expense declined by $0.2 million as capital expenditures for technology acquired in fiscal 2003 became fully depreciated.

General and Administrative Expenses

For the three months ended June 30, 2009, general and administrative expenses increased $0.8 million, or 15.3%, to $5.7 million, as compared to $4.9 million for the three months ended June 30, 2008 due to an increase in pension expense of $0.3 million relating to the Partnership’s frozen pension plan (mostly due to the general decline in pension assets) and other increases of $0.5 million.

Operating Income

For the three months ended June 30, 2009, operating income decreased $12.8 million to $1.0 million, as compared to $13.8 million for the three months ended June 30, 2008, as an increase in product gross profit of $4.1 million and lower operating expenses (including depreciation and amortization) of $5.1 million, were reduced by lower non-cash gains from the change in the fair value of derivative instruments of $20.4 million, and lower installation and service profitability of $1.8 million.

Interest Expense

For the three months ended June 30, 2009, interest expense decreased $1.1 million, or 20.6%, to $4.1 million, as compared to $5.2 million for the three months ended June 30, 2008. In fiscal 2009, the Partnership has repurchased $36.2 million of its 10.25% Senior Notes due February 2013, which lowered the debt outstanding to $137.1 million and correspondingly reduced interest expense.

Interest Income

For the three months ended June 30, 2009, interest income decreased $0.8 million, or 38.8%, to $1.3 million, as compared to $2.1 million for the three months ended June 30, 2008. Despite higher average invested cash balances, interest income declined $0.1 million from the prior period due to lower rates on invested cash. Late fee income declined by $0.7 million due to lower past due accounts receivable balances.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2009, amortization of debt issuance costs was $0.6 million, unchanged from the three months ended June 30, 2008.

Income Tax Expense

For the three months ended June 30, 2009, the income tax benefit was $0.5 million, a decrease of $1.2 million, when compared to the income tax benefit of $1.7 million for the three months ended June 30, 2008. Income taxes are recorded based on an annual effective rate (including any benefit of Net Operating Loss carry forwards), which is then applied to book income (or loss) before taxes, resulting in a quarterly tax charge (or benefit).

Net Income (Loss)

For the three months ended June 30, 2009, a net loss of $1.9 million was recorded, as compared to net income of $11.8 million for the three months ended June 30, 2008. This change of $13.8 million was due to a $12.8 million decrease in operating income and a decrease in the income tax benefit of $1.2 million.

Adjusted EBITDA

For the three months ended June 30, 2009, the Adjusted EBITDA loss decreased by $4.6 million to $5.0 million, as the impact of higher per gallon margins and lower branch and general and administrative expenses was reduced by the decline in installation profitability and lower home heating oil volume.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Three Months Ended June 30,
(in thousands)	2009	2008

Income (loss) from continuing operations	$(1,924)	$11,847
Plus:
Income tax benefit	(498)	(1,695)
Amortization of debt issuance cost	564	592
Interest expense, net	2,814	3,058
Depreciation and amortization	3,744	6,703

EBITDA from continuing operations	4,700	20,505

(Increase) / decrease in the fair value of derivative instruments	(9,656)	(30,043)
Gain on redemption of debt	—	—

Adjusted EBITDA	(4,956)	(9,538)

Add / (subtract)
Income tax expense / benefit	498	1,695
Interest expense, net	(2,814)	(3,058)
Provision for losses on accounts receivable	2,371	4,131
Decrease in accounts receivables	75,933	109,025
(Increase) decrease in inventories	(15,993)	9,366
Increase in customer credit balances	11,586	10,590
Change in other operating assets and liabilities	(19,176)	4,685

Net cash provided by operating activities	$47,449	$126,896

Net cash used in investing activities	$(814)	$(1,545)

Net cash used in financing activities	$(5,137)	$(48,050)

Adjusted EBITDA is a non-GAAP financial measure that is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated. Both the Partnership’s 10.25% Senior Note agreement and its bank credit facility contain covenants that restrict equity distributions, acquisitions, and the amount of debt it can incur. Under the most restrictive of these covenants, which is found in the bank credit facility, the agent bank could step in and control all cash transactions for the Partnership if we failed to comply with the minimum availability or the fixed charge coverage ratio. The Partnership is required to maintain either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million or a fixed charge coverage ratio of 1.1 to 1.0 (Adjusted EBITDA being a significant component of this calculation). This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Nine Months Ended June 30, 2009

Compared to the Nine Months Ended June 30, 2008

Volume

For the nine months ended June 30, 2009, retail volume of home heating oil sold was 328.5 million gallons, unchanged from the nine months ended June 30, 2008 as the impact of increased volume from colder temperatures and acquisitions was offset by net reductions in volume from customer attrition and conservation. Volume of other petroleum products declined by 7.6 million gallons, or 19.0%, to 32.4 million gallons for the nine months ended June 30, 2009, as compared to 40.0 million gallons for the nine months ended June 30, 2008. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil

Volume-Nine months ended June 30, 2008	328.5

Impact of colder temperatures	26.6

Net customer attrition - retail/commercial	(19.4)

Acquisitions	5.6

Conservation/Other	(12.8)

Change	—

Volume-Nine months ended June 30, 2009	328.5

Temperatures in our geographic areas of operations for the nine months ended June 30, 2009 were 8.1% colder than the nine months ended June 30, 2008 and 1.2% colder than normal, as reported by the NOAA. For the twelve months ended June 30, 2009, net customer attrition was 5.9%.

The percentage of home heating oil volume sold to residential variable price customers decreased to 40.3% of total home heating oil volume sales for the nine months ended June 30, 2009, as compared to 43.5% for the nine months ended June 30, 2008. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers increased to 45.5% for the nine months ended June 30, 2009, as compared to 42.0% for the nine months ended June 30, 2008. For the nine months ended June 30, 2009, sales to commercial/industrial customers represented 14.2% of total home heating oil volume sales, as compared to 14.5% for the nine months ended June 30, 2008.

Product Sales

For the nine months ended June 30, 2009, product sales decreased $274.7 million, or 22.3%, to $959.4 million, as compared to $1.234 billion for the nine months ended June 30, 2008 due largely to decreases in home heating oil and other petroleum selling prices of 19.3% and 37.0%, respectively.

Installation and Service Sales

For the nine months ended June 30, 2009, installation and service sales decreased $11.5 million, or 8.1%, to $131.6 million, as compared to $143.1 million for the nine months ended June 30, 2008. While service contract revenue increased $1.8 million, non-essential service billings declined $1.3 million and installation sales decreased $11.6 million. Demand for installation sales declined due to rising unemployment, reduced home equity loans and consumer credit, and reduced consumer confidence. The cool spring also adversely impacted the demand for new air conditioning systems.

Cost of Product

For the nine months ended June 30, 2009, cost of product decreased $327.3 million, or 33.2%, to $658.1 million, as compared to $985.4 million for the nine months ended June 30, 2008, due to lower per gallon wholesale product cost for home heating oil and other petroleum products of 30.6% and 42.6%, respectively and a decline in volume sales of other petroleum products.

We believe that the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the nine months ended June 30, 2009 increased $0.1584 per gallon to $0.8869 per gallon from $0.7284 per gallon in the nine months ended June 30, 2008. During the nine months ended June 30, 2009, home heating oil product costs continued to decline, which largely contributed to the Partnership’s ability to expand its home heating oil margin during that period, as wholesale prices decreased more rapidly than retail prices. Conversely, during the nine months ended June 30, 2008, home heating oil costs continued to escalate, which limited margin expansion capability.

For the nine months ended June 30, 2009, total product gross profit increased $52.5 million to $301.3 million, as compared to $248.8 million for the nine months ended June 30, 2008, due to higher home heating oil and other petroleum products per gallon margins.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2009, the change in the fair value of derivative instruments resulted in the recording of a $15.1 million net credit due to the expiration of certain hedged positions ($19.9 million credit), and a decrease in market value for unexpired hedges ($4.8 million debit).

During the nine months ended June 30, 2008, the change in the fair value of derivative instruments resulted in the recording of a $46.0 million net credit due to the expiration of certain hedged positions ($1.1 million debit), and an increase in market value for unexpired hedges ($47.1 million credit).

Cost of Installations and Service

For the nine months ended June 30, 2009, cost of installations and service decreased $6.9 million, or 5.0%, to $131.4 million, as compared to $138.3 million for the nine months ended June 30, 2008, as a decrease in installation costs of $8.4 million was partially offset by higher service expenses of $1.5 million. Installation costs were lower due to the decline in installation sales. Service expenses were higher due to colder temperatures and an increase in vehicle fuels of $1.7 million, as the Partnership hedged a portion of its vehicle fuels during the high cost period. For fiscal 2010, the Partnership has again hedged its vehicle fuels, which would lower this expense by approximately $2.5 million in 2010. The gross profit realized from service and installations was $0.1 million for the nine months ended June 30, 2009, as compared to a profit of $4.8 million for the nine months ended June 30, 2008. Installation gross profit declined by $3.2 million due to the lower level of installation sales and service gross profit declined by $1.5 million due to the increase in vehicle fuels. Installation costs were $40.4 million, or 89.0% of installation sales during the nine months ended June 30, 2009, and were $48.8 million, or 85.7% of installation sales during the nine months ended June 30, 2008. Service expenses increased $1.5 million to $91.1 million, or 105.6% of service sales during the nine months ended June 30, 2009, from $89.6 million in the nine months ended June 30, 2008, or 103.9% of service sales. Service costs as a percentage of total service revenue increased due to the colder weather, the increase in vehicle fuels and a decline in non-essential service revenue.

Delivery and Branch Expenses

For the nine months ended June 30, 2009, delivery and branch expenses increased $7.4 million, or 4.3%, to $179.4 million, as compared to $172.0 million for the nine months ended June 30, 2008 as a reduction in bad debt expense of $1.7 million was more than offset by increases in delivery costs of $3.3 million, insurance expense of $1.4 million, additional stand-alone acquisition costs of $1.6 million, additional credit staffing and collection costs of $0.8 million, advertising costs of $0.6 million and other increases of $1.4 million. Delivery costs and insurance expense rose due in part to the impact of colder temperatures and a return to normal winter weather conditions. The increase in delivery expense was also impacted by higher vehicle fuel costs of $2.1 million, as the Partnership hedged a portion of its vehicle fuels during a higher cost period. The balance of the increase in delivery and branch expense was $1.2 million, or 0.7%, largely driven by wage and benefit increases. On a cents per gallon basis, delivery expenses increased 2.2 cents per gallon, or 4.3%, from 52.4 cents per gallon for the nine months ended June 30, 2008, to 54.6 cents per gallon for the nine months ended June 30, 2009, due to the fixed nature of certain delivery and branch expenses, the increase in insurance expense and vehicle fuel cost and inflationary pressures.

Depreciation and Amortization

For the nine months ended June 30, 2009, depreciation and amortization expenses declined $4.7 million, or 22.9%, to $15.9 million, as compared to $20.6 million for the nine months ended June 30, 2008. Amortization expense was lower by $3.8 million, as acquisitions from fiscal 2001 became fully amortized. Depreciation expenses declined by $0.9 million as capital expenditures for technology acquired in fiscal 2003 became fully depreciated.

General and Administrative Expenses

For the nine months ended June 30, 2009, general and administrative expenses increased $2.8 million, or 20.2%, to $16.8 million, as compared to $14.0 million for the nine months ended June 30, 2008 primarily due to higher compensation expense of $1.4 million relating to the Partnership’s profit sharing plan and an increase in pension expense of $0.7 million relating to the Partnership’s frozen defined benefit pension plan (mostly due to the general decline in pension assets). The Partnership accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan for distribution to its employees. If Adjusted EBITDA increases, the dollar amount of the profit sharing pool will increase. On the other hand, if Adjusted EBITDA decreases, the dollar amount of the profit sharing pool will be less.

Operating Income

For the nine months ended June 30, 2009, operating income increased $11.5 million to $104.5 million, as compared to $93.0 million for the nine months ended June 30, 2008, as an increase in product gross profit of $52.5 million was reduced by lower non-cash gains from the change in the fair value of derivative instruments of $30.9 million, lower installation and service profitability of $4.6 million and higher operating expenses, including depreciation and amortization, of $5.5 million.

Interest expense

For the nine months ended June 30, 2009, interest expense decreased $2.4 million, or 15.2%, to $13.5 million, as compared to $15.9 million for the nine months ended June 30, 2008. In fiscal 2009, the Partnership has repurchased $36.3 million of its 10.25% Senior Notes due February 2013, which lowered the debt outstanding to $137.1 million and corresponding interest expense by $1.8 million. In addition, working capital interest expense declined by $0.7 million.

Interest Income

For the nine months ended June 30, 2009, interest income decreased $1.4 million to $3.6 million, as compared to $5.0 million for the nine months ended June 30, 2008, due to a reduction in interest income from lower invested cash balances ($0.5 million) and a decrease in finance charge income on past due accounts receivable balances ($0.9 million).

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2009, amortization of debt issuance costs was $1.7 million unchanged from the nine months ended June 30, 2008.

Gains on Bond Repurchase

During the nine months ended June 30, 2009, the Partnership repurchased $36.3 million face value of its 10.25% Senior Notes due February 2013 at a price of $72.4 per $100 of principal plus accrued interest. The Partnership recorded a gain of $9.7 million for this transaction.

Income Tax Expense

For the nine months ended June 30, 2009, income tax expense increased $2.0 million to $3.8 million, as compared to income tax expense of $1.8 million for the nine months ended June 30, 2008. The $2.0 million increase is due to an increase in estimated taxable income for 2009, versus 2008.

Net Income

For the nine months ended June 30, 2009, net income of $98.7 million was recorded as compared to net income of $78.5 million for the nine months ended June 30, 2008. This increase of $20.2 million was due to an $11.5 million increase in operating income, lower net interest expense of $1.0 million, and the gain on bond redemption of $9.7 million, reduced by higher income tax expense of $2.0 million.

Adjusted EBITDA

For the nine months ended June 30, 2009, Adjusted EBITDA increased $37.7 million to $105.3 million, as compared to $67.6 million for the nine months ended June 30, 2008, as the increase in product gross profit of $52.5 million was reduced by a decline in installation and service profitability of $4.6 million and an increase in delivery, branch and administrative expenses of $10.2 million.

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Nine Months Ended June 30,
(in thousands)	2009	2008

Income from continuing operations	$98,732	$78,501
Plus:
Income tax expense	3,852	1,827
Amortization of debt issuance cost	1,732	1,747
Interest expense, net	9,894	10,926
Depreciation and amortization	15,853	20,573

EBITDA from continuing operations	130,063	113,574

(Increase) / decrease in the fair value of derivative instruments	(15,064)	(45,983)
Gain on redemption of debt	(9,740)	—

Adjusted EBITDA	105,259	67,591

Add / (subtract)
Income tax expense	(3,852)	(1,827)
Interest expense, net	(9,894)	(10,926)
Provision for losses on accounts receivable	9,257	10,988
(Increase) decrease in accounts receivables	4,350	(83,976)
(Increase) decrease in inventories	(10,595)	30,895
Decrease in customer credit balances	(24,806)	(38,960)
Change in other operating assets and liabilities	11,089	7,870

Net cash provided by (used in) operating activities	$80,808	$(18,345)

Net cash used in investing activities	$(5,655)	$(3,472)

Net cash used in financing activities	$(36,545)	$(144)

Adjusted EBITDA is a non-GAAP financial measure that is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated. Both the Partnership’s 10.25% Senior Note agreement and its bank credit facility contain covenants that restrict equity distributions, acquisitions, and the amount of debt it can incur. Under the most restrictive of these covenants, which is found in the bank credit facility, the agent bank could step in and control all cash transactions for the Partnership if we failed to comply with the minimum availability or the fixed charge coverage ratio. The Partnership is required to maintain either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million or a fixed charge coverage ratio of 1.1 to 1.0 (Adjusted EBITDA being a significant component of this calculation). This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

DISCUSSION OF CASH FLOWS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payment during the period.

Operating Activities

Due to the seasonal nature of the home heating oil business, cash is generally used in operations during the winter (our first and second fiscal quarters) as customers receive deliveries and pay for products purchased within our payment terms and cash is generally provided by operating activities during the spring and summer (our third and fourth quarters) when customer payments exceed deliveries. During the nine months ended June 30, 2009, we generated $80.8 million in cash flow from operating activities, which is $99.1 million higher than the $18.3 million of cash used in operations for the nine months of the prior year. This dramatic improvement was primarily due to the impact of lower wholesale product costs, which impacts accounts receivable collections, inventory costs, prepaid hedging costs, hedging margin requirements, customer credit balances, accounts payable and accrued expenses. Our cash flow from operations for the nine months ended June 30, 2009 also benefited from higher earnings from operations, when compared to the nine months ended June 30, 2008. While the Partnership generated $100.8 million in cash from operations during the nine months ended June 30, 2009, this amount was reduced by an aggregate net increase in operating assets and liabilities of $20.0 million. During the nine months ended June 30, 2009, cash was used to finance an increase in inventories of $10.6 million, as we purchased 18.0 million gallons of home heating oil for our fiscal 2010 fall and winter needs. Cash was also used to fund home heating oil purchases for customers on our budget payment plan. Approximately 35% of our customers are on a budget payment plan and these customers pay their annual estimated heating bill in 12 monthly installments. Typically, these plans begin before the heating season and a liability is created as payments exceed deliveries. As the heating season progressed and deliveries made exceeded cash received, cash expenditures for budget customers exceeded receipts by $24.8 million. Accounts receivable declined and provided $4.4 million in cash. Changes in other assets and liabilities provided $11.0 million in cash.

For the nine months ended June 30, 2008, cash used in operating activities was $18.3 million, as the cash generated from business operations of $65.8 million and lower product inventory purchases of $30.8 million were more than offset by the increase in accounts receivable of $84.0 million, and a decline in customer credit balances of $39.0 million and other net changes in operating assets and liabilities of $8.1 million. Accounts receivable rose due not only to the seasonal nature of our business but also as a result of the increase in the wholesale cost for home heating oil. As described above, customer credit balances will normally decline during the winter, but the decline was accelerated by the rapid increase in the cost for home heating oil during fiscal 2008. For certain budget customers, their budget payments were based on a lower home heating oil cost and as deliveries were made at a higher per gallon cost, their credit balance declined faster than expected.

Investing Activities

During the nine months ended June 30, 2009, our capital expenditures totaled $2.5 million, as we invested in computer hardware and software ($0.8 million), refurbished certain physical plants ($0.4 million) and made additions to our fleet ($1.3 million). We also completed one acquisition for $3.3 million, net of working capital credits of $0.7 million. We allocated $3.4 million of the gross purchase to intangible assets and $0.6 million to fleet. During the nine months ended June 30, 2008, we spent $2.2 million for fixed assets, completed four acquisitions for $1.7 million and received $0.4 million from the sale of certain fixed assets.

Financing Activities

During the nine months ended June 30, 2009, the Partnership repurchased $36.3 million face value of its 10.25% Senior Notes due February 2013 for $26.3 million and paid distributions to our unit holders of $10.3 million. During fiscal 2009, we did not borrow under our revolving credit facility but had letters-of-credit outstanding under the facility.

For the nine months ended June 30, 2008, we borrowed and subsequently repaid $57.2 million under our revolving credit facility and had letters-of-credit outstanding under the facility.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other economic and geo-political factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at June 30, 2009 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by a our revolving credit facility.

In July 2009, we entered into an amended and restated asset based revolving credit facility with a group of lenders, that expires in July 2012 and which provides us with the ability to borrow up to $240 million ($290 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100.0 million in letters of credit. The Partnership can increase the facility size by $50 million without the consent of the bank group. The bank group is not obligated to fund the $50 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. During this past heating season, we did not borrow under our previous credit facility. As of June 30, 2009, $45.6 million in letters of credit were outstanding, of which $39.7 million are for current and future insurance reserves and $5.9 million are for seasonal inventory purchases and other working capital purposes. Obligations under the new revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

Under the terms of the credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1 to 1.0. As of June 30, 2009, availability, as defined in the amended and restated credit agreement, was $194.4 million and the Partnership was in compliance with this ratio. The fixed charge coverage ratio is calculated based upon Adjusted EBITDA. In the event that the Partnership is not able to comply with these covenants it could have a material adverse effect on the Partnership’s liquidity and results of its operations.

Annual maintenance capital expenditures for fixed assets are estimated to be approximately $3.0 to $5.0 million, excluding the capital requirements for leased fleet. Based on the funding levels required by the Pension Protection Act of 2006, and certain actuarial assumptions, we estimate that the Partnership will be required to make minimum cash contributions to fund its frozen defined benefit pension obligations of at least $18.0 million over the next five years.

In July 2009, the Board of Directors of the Partnership’s General Partner authorized both the repurchase of up to $20 million in face amount of the Partnership’s 10.25% notes due 2013 and up to 7.5 million of the Partnership’s common units. Repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. The program does not have a time limit. The Partnership’s repurchase activities will take into account SEC safe harbor rules and guidance for issuer repurchases.

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

On July 22, 2009, we declared a quarterly distribution of $0.0675 per unit, or $0.27 on an annualized basis, on all common units and general partner units in respect of the second quarter of fiscal 2009 payable on August 14, 2009 to holders of record on August 8, 2009. The total quarterly distribution is $5.1 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

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

In the third quarter of fiscal 2009, the Partnership adopted the provisions of FASB Statement No. 165 “Subsequent Events” (See footnote 9. Subsequent Events).

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

At June 30, 2009, we had outstanding borrowings totaling $137.1 million, none of which is subject to variable interest rates.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2009, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $4.3 million to a fair market value of $12.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $2.1 million to a fair market value of $5.8 million.

Item 4.

Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2009 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(c) The general partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of June 30, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	August 5, 2009
Richard F. Ambury	Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. Oakley	Vice President - Controller	August 5, 2009
Richard G. Oakley	Kestrel Heat LLC
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature	Title	Date

/s/ RICHARD F. AMBURY	Chief Financial Officer	August 5, 2009
Richard F. Ambury	(Principal Financial Officer)

Signature	Title	Date

/s/ RICHARD G. Oakley	Vice President - Controller	August 5, 2009
Richard G. Oakley	(Principal Accounting Officer)