Form 10-K
period 2009-09-30
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2009-12-09
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*    Yes  ☐    No  ☐

* The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Star Gas Partners, L.P. Common Units held by non-affiliates of Star Gas Partners, L.P. on March 31, 2009 was approximately $197,013,000. As of November 30, 2009, the registrants had units and shares outstanding for each of the issuers’ classes of common stock as follows:

Star Gas Partners, L.P.	Common Units	71,714,982
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

Documents Incorporated by Reference: None

STAR GAS PARTNERS, L.P.

2009 FORM 10-K ANNUAL REPORT

PART I

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of union negotiations, the impact of current and future environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, and general economic conditions. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy.” Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

ITEM 1.	BUSINESS

Structure

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at November 30, 2009, had outstanding 71.7 million common units (NYSE: “SGU”) representing a 99.5% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing a 0.5% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. (a Minnesota corporation that is an indirect wholly owned subsidiary of the Partnership ) and its subsidiaries (“Petro”). Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and related services.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $133.1 million 10.25% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including inter-company interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations.

We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.star-gas.com/sec.cfm. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of these filings and other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005.

Business Overview

As of September 30, 2009, we sold home heating oil to approximately 374,000 full service residential and commercial home heating oil customers and propane to approximately 7,000 propane customers. We believe we are the largest retail distributor of home heating oil in the United States. We also sell home heating oil, gasoline and diesel fuel to approximately 34,000 customers on a delivery only basis. We install, maintain, and repair heating and air conditioning equipment for our customers and provide ancillary home services, including home security and plumbing, to approximately 11,000 customers. During fiscal 2009, total sales were comprised approximately 79% from sales of home heating oil; 15% from the installation and repair of heating and air conditioning equipment and ancillary services; and 6% from the sale of other petroleum products. We provide home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year. These services are an integral part of our heating oil business, and are intended to maximize customer satisfaction and loyalty.

In fiscal 2009, sales to residential customers represented 88% of the retail heating oil gallons sold and 95% of heating oil gross profits.

We have operations and markets in the following states, regions and counties:

Connecticut	Massachusetts	New York	Rhode Island
Fairfield	Suffolk	Dutchess	Providence
New Haven	Norfolk	Ulster	Kent
Middlesex	Essex	Orange	Washington
Litchfield	Bristol	Westchester	Newport
Hartford	Middlesex	Putnam	Bristol
	Barnstable	Nassau
Maryland	Plymouth	Suffolk	Virginia
Baltimore	Worcester	Bronx	Loudoun
Harford		Queens	Prince William
Cecil	New Jersey	Kings	Fauquier
Anne Arundel	Salem	Richmond	Stafford
Carroll	Gloucester	New York	Arlington
Howard	Camden		Fairfax
Montgomery	Burlington	Pennsylvania
Prince George’s	Ocean	Philadelphia	Washington, D.C.
Calvert	Monmouth	Bucks	District of Columbia
Charles	Somerset	Montgomery
Frederick	Middlesex	Chester
	Mercer	Lancaster
	Hunterdon	Lebanon
	Union	Lehigh
	Hudson	Northampton
	Bergen	Berks
	Essex	Monroe
	Passaic	Dauphin
	Sussex	Cumberland
	Morris	York
Warren

Industry Characteristics

Home heating oil is primarily used as a source of fuel to heat residences and businesses in the Northeast and Mid-Atlantic regions. According to the U.S. Department of Energy—Energy Information Administration, 2005 Residential Energy Consumption Survey (the latest survey published), these regions account for 81% of the households in the United States where heating oil is the main space-heating fuel and 31% of the homes in these regions use home heating oil as their main space-heating fuel. In recent years, as the price of home heating oil increased, customers have tended to increase their conservation efforts, which has decreased their consumption of home heating oil.

The retail home heating oil industry is mature, with total market demand expected to decline in the foreseeable future due to conversions to natural gas. Our customer losses to natural gas have recently increased. In each of the fiscal years 2009 and 2008, we lost 1.6% of our home heating oil customer base to natural gas conversions, which compares to an approximate 1.0% per annum loss in prior years. Therefore, our ability to maintain our business or grow within the industry is dependent on the acquisition of other retail distributors as well as the success of our marketing programs. It is common practice in our business to price products to customers based on a per gallon margin over wholesale costs. As a result, we believe distributors such as ourselves generally seek to maintain their per gallon margins by passing wholesale price increases through to customers, thus insulating themselves from the volatility in wholesale heating oil prices. However, distributors may be unable or unwilling to pass the entire product cost increases through to customers. In these cases, significant decreases in per gallon margins may result. The timing of cost pass-throughs can also significantly affect margins. The retail home heating oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. Some dealers provide full service, as we do, and others offer delivery only on a cash-on-delivery basis, which we also do to a significantly lesser extent. The industry is becoming more complex and costly due to increasing regulations, working capital requirements, including the cost to hedge for protected price customers. We utilize derivative instruments in order to hedge a substantial majority of the heating oil volume we expect to sell to protected price customers that have renewed their protected price plans, mitigating our exposure to changing commodity prices. We also use derivative instruments as a hedge against our physical inventory and priced purchase commitments. We do not enter into any forward hedges for our variable price customers.

Business Initiatives and Strategy

We are committed to our strategy to increase unitholder value and increase distributions over time through (i) reduced net customer attrition, (ii) operational efficiencies and productivity improvements, and (iii) increased market share through the acquisition of other heating oil distributors or the possible expansion into other energy or petroleum-related businesses.

To engage our employees and enhance their abilities to provide superior customer service and reduce gross customer losses, we require all employees to attend a team-building and role-playing program that we call Boot Camp. The initiatives covered in Boot Camp are consistently reinforced through constant customer service monitoring and training in the field. In addition, we have recently created an internal, Director-level position, called the Director of Quality Assurance. This position is responsible for the customer service evaluation process and directs the teams that conduct district quality assurance assessments. These assessments are focused on escalating the performance in customer relations and retention and on driving customer service performance to the best possible level.

Seasonality

The following matters should be considered in analyzing our financial results. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter and 45% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

Competition

Most of our district locations compete with numerous distributors, primarily on the basis of reliability of service, price, and response to customer needs. Each district location operates in its own competitive environment.

We compete with distributors offering a broad range of services and prices, from full-service distributors, like ourselves, to those offering delivery only. Like many companies in the home heating oil business, we provide home heating equipment repair service on a 24-hour-a-day, seven-day-a-week, 52 weeks a year basis. We believe that this level of service tends to help build customer loyalty. In some instances homeowners have formed buying cooperatives that seek to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. We also compete for retail customers with suppliers of alternative energy products, principally natural gas, propane and electricity. The expansion of natural gas into traditional home heating oil markets in the Northeast has historically been inhibited by the capital costs required to expand distribution and pipeline systems.

Customers and Pricing

Our full service home heating oil customer base is comprised of 97% residential customers and 3% commercial customers. Our residential customer receives small deliveries on average of 160 gallons and our commercial accounts receive larger deliveries on average of 350 gallons. Typically, we make four to six deliveries per customer per year. Currently, 90% of our deliveries are scheduled automatically and 10% of our home heating oil customer base call from time to time to schedule a delivery. Automatic deliveries are scheduled based on each customer’s historical consumption pattern and prevailing weather conditions. Our practice is to bill customers promptly after delivery. We also offer a balanced payment plan in which a customer’s estimated annual oil purchases and service contract fees are paid for in a series of equal monthly payments. Approximately 34% of our residential home heating oil customers have selected this billing option.

We offer several pricing alternatives to our customers. Our variable pricing program allows the price to float with the home heating oil market and generally move up or down in response to market changes and other factors. In addition, we offer price protection programs, which establish either a ceiling or a fixed per gallon price that the customer would pay over a defined period. Over the last several years, a greater number of our price protected customers have selected the ceiling plan over the fixed price plan.

	As of September 30th
	2009	2008
Variable	52.3%	48.6%
Ceiling	44.6%	34.4%
Fixed	3.1%	17.0%

	100.0%	100.0%

Sales to residential customers ordinarily generate higher per gallon margins than sales to commercial customers. Due to greater price sensitivity and hedging complexities of residential protected price customers, the per gallon margins realized from price protected customers generally are less than variable priced residential customers.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil customers. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. Gross customer losses are the result of a number of factors, including price competition, move outs, service issues, credit losses and conversions to natural gas. When a customer moves out of an existing home we count the “move out” as a loss and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

For fiscal 2009, we lost 30,200 accounts (net), or 7.5% of our home heating oil customer base, as compared to fiscal 2008, where we lost 18,300 accounts (net), or 4.4% of our home heating oil customer base. In fiscal 2007 we lost 21,300 accounts (net), or 5.0% of our home heating oil customer base. Our net customer attrition increased in fiscal 2009 when compared to fiscal 2008, as gross losses (which is reflective of customer turn-over) increased to 21.0% in fiscal 2009, as compared to 19.1% in fiscal 2008 and 17.6% in fiscal 2007. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition)

Suppliers and Supply Arrangements

We purchase home heating oil for delivery in either barge, pipeline or truckload quantities, and have contracts with approximately 60 third-party terminals for the right to temporarily store heating oil at their facilities. Purchases are made under supply contracts or on the spot market. Including our own physical storage, we have entered into market price based contracts for approximately 77% of our home heating oil requirements for fiscal 2010. During fiscal 2009, Sunoco Inc., Global Companies, and NIC Holding Corp. (Northville Industries) provided 15.1%, 13.5% and 8.7% respectively, of our product purchases. Aside from these three suppliers, no single supplier provided more than 10% of our product supply during fiscal 2009. For fiscal 2010, we have supply contracts for similar quantities with Sunoco Inc., Global Companies, and NIC Holding Corp. Supply contracts typically have terms of 6 to 12 months. All of the supply contracts provide for minimum quantities. In all cases, the supply contracts do not establish in advance the price of fuel oil. This price is based upon a published market index price at the time of delivery or pricing date plus an agreed upon differential. We believe that our policy of contracting for the majority of our anticipated supply needs with diverse and reliable sources will enable us to obtain sufficient product should unforeseen shortages develop in worldwide supplies.

Derivatives

We use derivative instruments in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our protected price customers, physical inventory on hand, inventory in transit and priced purchase commitments.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-10-05 Derivatives and Hedging topic (SFAS No. 133), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under this standard, and the change in fair value of the derivative instruments are recognized in our statement of operations. While we largely expect our realized derivative gains and losses to be offset by increases or decreases in the value of our physical purchases, we will experience volatility in reported earnings due to the recording of unrealized non-cash gains and losses on our derivative instruments prior to their maturity.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile, resulting in increased consumer price sensitivity to heating costs and increased gross customer attrition. Like any other market commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“Nymex”) for fiscal 2009, 2008 and 2007 by quarter, is illustrated by the following chart:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Low	High	Low	High	Low	High
Quarter Ended
December 31	$1.1983	$2.8469	$2.1596	$2.7066	$1.5869	$1.8477
March 31	1.1331	1.6263	2.4188	3.1483	1.4707	1.8794
June 30	1.3147	1.8630	2.8797	3.9748	1.7978	2.0424
September 30	1.5038	1.9569	2.7197	4.1060	1.9393	2.2609

Acquisitions

In fiscal 2009, we completed the purchase of one retail heating oil dealer with approximately 3,800 home heating oil customers for an aggregate cost of approximately $4.0 million, reduced by $0.7 million of working capital credits. In fiscal 2008, we completed the purchase of seven retail heating oil dealers with approximately 5,700 home heating oil customers and one small home security business for an aggregate cost of approximately $2.6 million, reduced by $0.7 million of working capital credits. In fiscal 2007, we completed the purchase of seven retail heating oil dealers with approximately 19,400 home heating oil customers and several thousand plumbing customers for an aggregate cost of $26.4 million.

Employees

As of September 30, 2009, we had 2,655 employees, of whom 825 were office, clerical and customer service personnel; 844 were equipment technicians; 360 were oil truck drivers and mechanics; 356 were management and 270 were employed in sales. Of these employees 951 are represented by 21 different local chapters of labor unions. Some of these unions have union administered pension plans that have significant unfunded liabilities, a portion of which could be assessed to us should we withdraw from these plans. The Partnership does not expect to withdraw from these plans. In addition, approximately 378 seasonal employees (275 of which are represented by the local chapters of labor unions indicated earlier) are rehired annually to support the requirements of the heating season. We are currently involved in 4 union negotiations. We believe that our relations with both our union and non-union employees are generally satisfactory.

Government Regulations

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liabilities without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Products stored and/or delivered by the Partnership and certain automotive waste products generated by the Partnership’s fleet are hazardous substances within the meaning of CERCLA. These laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs.

In addition, transportation of distillates and gasoline by truck are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation or similar state agencies. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable safety regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations.

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

In 2008 and continuing into fiscal 2009, economic conditions in the United States have experienced a downturn due to the sequential effects of the sub-prime lending crisis, general credit market crisis, the general unavailability of financing, collateral effects on the finance and banking industries, volatile energy prices, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, increased unemployment, liquidity concerns and declines in housing prices and house sales.

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

In light of the recent financial turmoil, there can be no assurance that the lenders within our lending group will fund a borrowing request.

From time to time, the Partnership borrows to meet its seasonal working capital needs. In light of the current financial turmoil affecting the banking system and financial markets, there can be no assurances that all of the lending institutions within our lending group will have the ability to fund their pro rata portion of a borrowing request. Our lending group includes JP Morgan Chase, Bank of America, RBS Citizens, PNC Bank, Societe Generale, Key Bank, TD Banknorth, Israel Discount Bank, and RZB Finance.

The Partnership relies on the continued solvency of our derivative and insurance counterparties. The Partnership regularly uses derivative instruments such as futures, options, and swap agreements, in order to mitigate our exposure to market risk associated with the purchase of home heating oil for our protected price customers, physical inventory on hand, inventory in transit and priced purchase commitments. The Partnership insures itself against catastrophic property and other losses with insurance companies.

The financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets that may also adversely affect the Partnership’s results of operations and financial conditions. There could be a number of follow-on effects from the credit crisis on the Partnership’s business, including insolvency of key suppliers resulting in product delays and failure of derivative counterparties and other financial institutions negatively impacting the Partnership’s liquidity and financial condition.

If counterparties to our derivative instruments were to fail, the Partnership’s liquidity, results of operations and financial condition could be materially impacted, as we would be obligated to fulfill our operational requirement of purchasing, storing and selling home heating oil, while losing the mitigating benefits of economic hedges with a failed counterparty. If one of our insurance carriers should fail, the Partnership’s liquidity, results of operations and financial condition could be materially impacted, as we would have to fund any catastrophic loss. Currently, we have outstanding derivative instruments with the following counterparties: Newedge USA, LLC, Cargill, Inc., Key Bank National Association, JPMorgan Chase Bank, NA, Wachovia Bank, NA, Societe Generale, Bank of America, N.A., and RBS Sempra. Our primary insurance carrier is a subsidiary of Chartis, formerly known as American International Group.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of September 30, 2009, we had total debt, exclusive of borrowings under our revolving credit facility, of approximately $133.1 million. Our substantial indebtedness and other financial obligations could:

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

Star Gas Partners is a master limited partnership. Our unitholders are required to report for federal income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make cash distributions. We expect that an investor will be allocated taxable income (mostly dividend, interest income and cancellation of indebtedness income) regardless of whether a cash distribution has been paid.

Our corporate subsidiary Star Acquisitions, Inc. and its subsidiaries (“Star Acquisitions”) are subject to federal and state income taxes. See the following risk factor regarding net operating loss availability.

A change in ownership of Star Gas Partners may result in the limitation of the potential utilization of net operating loss carry forwards by our corporate subsidiary may impact our ability to pay cash distributions.

If Star Gas Partners were to experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, its corporate subsidiary, Star Acquisitions (the Parent of Petro) may be materially restricted in the potential utilization of its net operating loss carry forwards to offset future taxable income. A restriction on Star Acquisitions’ ability to use its net operating loss carry forwards to reduce its federal taxable income would reduce the amount of cash Star Acquisitions has available to make distributions to the Partnership, which would consequently reduce the amount of cash the Partnership has available to make distributions to its unitholders.

As of the calendar tax year ended December 31, 2009, we anticipate that Star Acquisitions will have a federal net operating loss carry forward (“NOL”) of approximately $43.9 million. The NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income. In general, the Partnership would be deemed to have an “ownership change” under Section 382 if, immediately after any owner shift involving a 5% unitholder or any equity structure shift, the percentage of units of the Partnership owned by one or more 5% unitholders has increased by more than 50% over the lowest percentage of units of the Partnership (or any predecessor entity) owned by such unitholder at any time during the three-year testing period.

If the Partnership elects to be treated as a corporation for federal and state income tax purposes, such an election may result in adverse tax consequences to unitholders.

Currently, the Partnership’s main asset and source of income is an investment in Star Acquisitions. Our unitholders do not receive any of the tax benefits normally associated with owning units in a publicly traded partnership, as any cash coming from Star Acquisitions to the Partnership will generally have been taxed first at a corporate level and then may also be taxable to our unitholders as dividends, reported via annual Forms K-1. The production of the Forms K-1 themselves is an expensive and administratively intensive process. Thus the Partnership has all the administrative issues and costs associated with being a publicly traded partnership, but our unitholders do not currently receive any material tax benefits from this structure.

To reduce these administrative expenses and to rationalize our tax reporting structure, the Partnership is actively considering making an election sometime in calendar 2010 or thereafter to be treated as a corporation for federal and state income tax purposes. While the Partnership would still remain a publicly traded partnership for legal and governance purposes, for income tax purposes its unitholders will be treated as owning stock in a corporation rather than being partners in a partnership. Subsequent to the year of election the unitholders would receive annually Form 1099-DIV for any dividends and would no longer receive K-1s. In the year of election they would receive both, each form covering part of the year.

This election may have immediate short term tax implications as any unitholder who owns units at the time of the election would be deemed to have exchanged his units for shares in a “new” corporation, and to have received a certain amount of dividend income related to having had some share of the Partnership’s public debt assumed, as the new corporation would assume this liability.

Assuming that the Partnership’s taxable earnings and profits are equal to or less than the amount of distributions/dividends paid out during the year by the Partnership and the unitholder holds the units for the entire calendar year (or at least long enough during the year to receive a distribution(s) at least equal to the tax resulting from a share of dividend income reported on Form K-1), then most partners should not have any material negative cash flow consequences as a result of the Partnership making this election. Note that nothing herein should be interpreted as a projection of any future earnings amount or a projection or guarantee of future distributions or dividends.

In addition, there are risks that the Partnership could make this election and:

•	Not distribute or dividend enough cash to cover the taxes that may be due as a result of the dividend income generated by the election.

•

Even if distributions are made equal to the total taxable earnings of the Partnership, a particular unitholder could buy or sell units in a time period that might give rise to deemed dividend income caused by the election and not receive enough (or any) cash to offset the taxes due on such dividend income.

The Partnership intends to only make this election if it believes that it will have no overall material adverse impact on its unitholders, of which there can be no assurance. Since determining this is a function of projecting taxable earnings, making assumptions regarding the payment of distributions, and trying to determine when during any particular calendar year making the election will have the least impact on the most number of unitholders, when or, even if, it will make this election is not determinable at this time. Unitholders are encouraged to consult their tax advisors with respect to these possible outcomes.

Since weather conditions may adversely affect the demand for home heating oil, our financial condition is vulnerable to warm winters.

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for space heating purposes. As a result, weather conditions may materially adversely impact our operating results and financial condition. During the peak-heating season of October through March, sales of home heating oil historically have represented approximately 75% to 80% of our annual home heating oil volume. Actual weather conditions can vary substantially from year to year or from month to month, significantly affecting our financial performance. Furthermore, warmer than normal temperatures in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized and, consequently, our results of operations. For example, in fiscal 2002 and fiscal 2006, temperatures were significantly warmer than normal for the areas in which we sell home heating oil, which adversely affected the amount of net income, EBITDA and Adjusted EBITDA (see Item 6. EBITDA and Adjusted EBITDA calculation) that we generated during these periods. In fiscal 2002, temperatures in our areas of operation were an average of 18.4% warmer than in fiscal 2001 and 18.0% warmer than normal. To partially mitigate the adverse effect of warm weather on our cash flows, we have purchased a weather hedge from Swiss Re Financial Products. We will receive a payment of $35,000 per degree-day, when the actual degree-days are less than the 10 year average by 7.5%. The hedge covers the period from November 1, 2009 through March 31, 2010 taken as a whole and has a maximum payout of $12.5 million.

However, there can be no assurance that this hedge will be adequate to protect us from adverse effects of weather conditions or that we may be able to obtain similar protection in the future.

Our operating results will be adversely affected if we continue to experience significant net attrition in our home heating oil customer base.

Our net attrition rate of home heating oil customers for fiscal 2009, 2008, and 2007 was approximately 7.5%, 4.4%, and 5.0%, respectively. This rate represents the net of our annual gross customer losses after gross customer gains. For fiscal 2009, 2008, and 2007 we had gross customer losses of 21.0%, 19.1%, and 17.6%, respectively, which were partially offset by gross customer gains during these periods of 13.5%, 14.7%, and 12.6%, respectively. The gain of a new customer does not fully compensate for the loss of an existing customer because of the expenses incurred during the first year to acquire a new customer. Customer losses are the result of various factors, including but not limited to:

•	price competition;

•	customer relocations;

•	credit worthiness; and

•	conversions to natural gas.

The continuing unprecedented volatility in the price of heating oil has intensified price competition and added to our difficulty in reducing net customer attrition.

For additional information about customer attrition, See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Customer Attrition.”

Because of the highly competitive nature of the home heating oil business, we may not be able to retain existing customers or acquire new customers, which would have an adverse impact on our operating results and financial condition.

Our home heating oil business is subject to substantial competition. Most of our district locations compete with numerous distributors, primarily on the basis of reliability of service, price, and response to customer needs. Each district location operates in its own competitive environment.

We compete with distributors offering a broad range of services and prices, from full-service distributor, like ourselves, to those offering delivery only. Like many companies in the home heating oil business, we provide home heating equipment repair service on a 24-hour-a-day, seven-day-a-week, 52 weeks a year basis. We believe that this tends to build customer loyalty. In some instances homeowners have formed buying cooperatives that seek to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain. We also compete for retail customers with suppliers of alternative energy products, principally natural gas, propane and electricity.

If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which would have a material adverse effect on our operating results and financial condition.

If we do not make acquisitions on economically acceptable terms, our future growth will be limited.

The home heating oil industry is not a growth industry because new housing generally uses natural gas when it is available, and competition has also increased from alternative energy sources. Accordingly, future growth will depend on our ability to make acquisitions at attractive prices. We cannot assure that we will be able to identify attractive acquisition candidates in the home heating oil sector in the future or that we will be able to acquire businesses on economically acceptable terms. Factors that may adversely affect home heating oil operating and financial results may limit our access to capital and adversely affect our ability to make acquisitions. Under the terms of our revolving credit facility, our most restrictive agreement, as long as we maintain certain financial ratios, we are not limited on the number of individual acquisitions or aggregate dollar amount of acquisitions we make in any fiscal year, but we are restricted from making any individual acquisition in excess of $25.0 million without the lenders’ approval. In addition, to make an acquisition, the Partnership is required to have Availability (as defined in the credit agreement) of $40.0 million, on a historical pro forma and forward-looking basis. This covenant restriction may limit our ability to make acquisitions. Any acquisition may involve potential risks to us and ultimately to our unitholders, including:

•	an increase in our indebtedness;

•	an increase in our working capital requirements;

•	our inability to integrate the operations of the acquired business;

•	our inability to successfully expand our operations into new territories;

•	the diversion of management’s attention from other business concerns;

•	an excess of customer loss or loss of key employees from the acquired business; and

•	the assumption of additional liabilities including environmental liabilities.

In addition, acquisitions may be dilutive to earnings and distributions to unitholders, and any additional debt incurred to finance acquisitions may among other things, affect our ability to make distributions to our unitholders.

Increases in home heating oil prices beyond current levels may have adverse effects on our business, financial condition and results of operations.

Increases in home heating oil prices beyond current levels may have adverse effects on our business, financial condition and results of operations, including the following:

•	higher bad debt expense as a result of higher selling prices;

•	higher interest expense as a result of increased working capital borrowing to finance higher receivables and/or inventory balances; and

•

reduced liquidity as a result of higher receivables and/or inventory balances as the Partnership must fund a portion of any increase in receivables, inventory and hedging costs from its own resources thereby tying up funds that would otherwise be available for other purposes.

The volatility in wholesale energy costs may adversely affect our liquidity.

Our business requires a significant investment in working capital to finance accounts receivable and inventory during the heating season. Under our revolving credit facility, we may borrow up to $240 million, which increases to $290 million during the peak winter months from December through April of each year (subject to borrowing base limitations and a coverage ratio) for working capital purposes subject to maintaining availability (as defined in the credit agreement) of $43.5 million or a fixed charge coverage ratio of not less than 1.10x.

If increases in home heating oil costs cause our working capital requirements to exceed the amounts available under our revolving credit facility or should we fail to maintain the required availability, we would not have sufficient working capital to operate our business, which could have a material adverse effect on our financial condition and results of operations.

We generally utilize forward swaps with members of our lending group to manage market risk associated with our fixed price customers, our physical inventory and fuel we use for our vehicles. These institutions have not required an initial cash margin deposit or any mark to market maintenance margin for these swaps. Any mark to market exposure is reserved against our borrowing base and can thus reduce the amount available to us under our revolving credit facility. The mark to market reserve against our borrowing base for swap derivative instruments with our lending group was $4.7 million as of September 30, 2009 and $6.5 million as of November 30, 2009.

For our ceiling price customers and some of our fixed price customers, we purchase call options, which usually requires the Partnership to pay an up front cash payment. This reduces our liquidity, as we must pay for the option before any sales are made to the customer.

For certain of our supply contracts, we are required to establish the purchase price in advance of receiving the physical product. This occurs at the end of the month and is usually no more than 20 days prior to receipt of the product. We use futures contracts or swaps to “short” the purchase commitment such that the commitment floats with the market. As a result, any upward movement in the market for home heating oil would reduce our liquidity, as we would be required to post additional cash collateral for a futures contract or our availability to borrow under our bank facility would be reduced in the case of a swap. At December 31, 2009, we expect to have approximately 40 million gallons of purchase commitments and physical inventory shorted with a futures contract or swap. Assuming a $1.00 per gallon increase in price, our near term liquidity would be reduced by $40 million.

For the majority of our fiscal year, the amount of cash received from customers with a balanced payment plan is greater than actual billings. This amount is reflected on the balance sheet under the caption “customer credit balances.” At September 30, 2009, customer credit balances aggregated $74.2 million. Generally, customer credit balances are at their low point after the end of the heating season and at their peak prior to the beginning of the heating season. We have approximately 133,000 customers, or 34% of our residential customer base, on the balanced payment plan. If home heating oil prices increased and we failed to recalculate the balanced payments to reflect current heating oil prices, our liquidity could also be reduced.

Sudden and sharp oil price increases that cannot be passed on to customers may adversely affect our operating results.

The retail home heating oil industry is a “margin-based” business in which gross profit depends on the excess of retail sales prices per gallon over supply costs per gallon. Consequently, our profitability is sensitive to changes in the wholesale price of home heating oil caused by changes in supply or other market conditions. These factors are beyond our control and thus, when there are sudden and sharp increases in the wholesale cost of home heating oil, we may not be able to pass on these increases to customers through increased retail sales prices. In an effort to retain existing accounts and attract new customers we may offer discounts, which will impact the net per gallon gross margin realized.

A significant portion of our home heating oil volume is sold to price-protected customers (ceiling and fixed) and our gross margins could be adversely affected if we are not able to effectively hedge against fluctuations in the volume and cost of product sold to these customers.

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing the ceiling sales price or a fixed price of home heating oil over a fixed period. When the customer makes a purchase commitment for the next period we currently purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these price-protected customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume, (including, for example, as a result of early terminations by fixed price customers) our hedging losses could be greater. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under FASB ASC 815-10-05 Derivatives and Hedging topic (SFAS 133), and the change in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we could experience great volatility in earnings as these currently outstanding derivative contracts are marked to market and non-cash gains or losses are recorded in the statement of operations.

Significant declines in the wholesale price of home heating oil may cause protected price customers to renegotiate or terminate their arrangements which may adversely impact our gross profit and net income.

When the wholesale price of home heating oil declines significantly after a customer enters into a protected price arrangement with us, some customers elect to renegotiate their arrangement in order to enter into a lower cost pricing plan with us or terminate their arrangement and switch to a competitor. As a result of significant decreases in the price of home heating oil following the summer of 2008, many protected price customers decided to renegotiate their agreements with us in fiscal 2009. It is our policy to bill a termination fee when customers terminate their arrangement with us. It is our belief that approximately 10,000 customers chose another supplier as a result of being billed the termination fee.

We are subject to operating and litigation risks that could adversely affect our operating results whether or not covered by insurance.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing customers with our products. As a result, we may be a defendant in legal proceedings and litigation arising in the ordinary course of business.

We maintain insurance policies with insurers in amounts and with coverage and deductibles that we believe are reasonable. However, there can be no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for remediation costs and personal and property damage or that these levels of insurance will be available in the future at economical prices.

Our operations are subject to operational hazards and our insurance reserves may not be adequate to cover actual losses.

We self-insure workers’ compensation, automobile and general liability claims up to pre-established limits. In storing and delivering product to our customers, our operations are subject to operational hazards such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

We establish reserves based upon expectations as to what our ultimate liability will be for claims using our historical developmental factors. We evaluate on an annual basis the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2009, we had approximately $34.8 million of insurance reserves and had issued $37.4 million in letters of credit for current and future claims. The ultimate settlement of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material effect on our results of operations.

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

Proposed legislation concerning the regulation of greenhouse gases and other issues that impact the Partnership’s operations could, if adopted, increase the Partnership’s costs and/or require changes to its operations, which could have a material adverse effect on the Partnership’s financial condition and results of operations.

There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of emissions of greenhouse gases, in particular from the combustion of fossil fuels. There are efforts to develop new federal proposals by Congress and the EPA that could lead to the adoption of a mandatory program to reduce greenhouse gas emissions through, for example, an economy-wide cap-and-trade program, a carbon tax or a combination of both. Debate continues on the direction, scope and timing of U.S. policy on the regulation of greenhouse gas emissions. It is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for the Partnership and its customers which could lead to increased conservation or customers seeking lower cost alternatives. However, at this time an estimate of such costs to comply with potential national, regional or state greenhouse gas emissions reduction legislation, regulations or initiatives is not possible because these programs and proposals are in the early stages of development and any final program, if adopted, could vary from current proposals.

There is also pending legislation directed at over-the-counter derivatives that is considering the establishment of position limits in the energy market. While this legislation is in its early stages, passage of over-the-counter derivative position limits would affect the Partnership’s liquidity, expose it to greater counterparty credit risk and contribute to earnings volatility, as the Partnership would have to alter its heating oil hedging program, and concentrate positions to the derivatives that would be available at fewer select counterparties.

Furthermore, laws and regulations that affect the Partnership’s operations continue to evolve at both the state and federal levels, which may ultimately add compliance costs to the Partnership. Changes in regulations under different political administrations, the imposition of additional regulations, or the enactment of new legislation that impacts employment, labor, trade, transportation or logistics, health care, tax or environmental issues could have the potential of materially impacting our financial condition or results of operations.

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

Hurricanes, particularly in the Gulf of Mexico, and other natural disasters may cause disruptions in the supply chains for home heating oil and other products that we sell. Disruptions in supply could have a material adverse effect on our business, financial condition and results of operations, causing an increase in wholesale prices and decrease in supply.

Cash distributions (if any) are not guaranteed and may fluctuate with performance and reserve requirements.

Distributions of available cash by us to unitholders will depend on the amount of cash generated, and distributions may fluctuate based on our performance. The actual amount of cash that is available will depend upon numerous factors, including:

•	profitability of operations;

•	required principal and interest payments on debt or debt prepayments;

•	debt covenants;

•	margin account requirements;

•	cost of acquisitions;

•	issuance of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves;

•	prevailing economic conditions;

•	financial, business and other factors;

•	increased pension funding requirements;

•	the amount of our net operating loss carry forwards; and

•	federal, state and local corporate income and franchise taxes.

Most of these factors are beyond the control of the general partner.

The partnership agreement gives the general partner discretion in establishing reserves for the proper conduct of our business, including acquisitions. These reserves will also affect the amount of cash available for distribution.

The revolving credit facility and the indenture for the senior notes both impose certain restrictions on our ability to pay distributions to unitholders. The most restrictive covenant is found in the Partnership’s revolving credit facility. Under the terms of our credit facility, the Partnership must have a fixed charge coverage ratio of 1.15x to pay the minimum quarterly distribution of $0.0675. Any distribution in excess of the minimum quarterly distribution requires the Partnership to have a fixed charge coverage ratio of 1.25x. (See Note 11-Long-Term Debt and Bank Facility Borrowings)

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We provide services to our customers in the Northeast and Mid-Atlantic regions of the United States from 25 principal operating locations and 46 depots, 26 of which are owned and 45 of which are leased. As of September 30, 2009, we had a fleet of 845 truck and transport vehicles, the majority of which were owned and 1,012 service vans, the majority of which were leased. We lease our corporate headquarters in Stamford, Connecticut. Our obligations under our credit facility are secured by liens and mortgages on substantially all of the Partnership’s and subsidiaries real and personal property.

ITEM 3.	LEGAL PROCEEDINGS—LITIGATION

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et al, No. 3:04-cv-01766-IBA, et al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court collectively referred to herein as the “Class Action Complaints”). The class actions were consolidated into one action entitled In re Star Gas Securities Litigation, No 3:04cv1766 (JBA). The class action plaintiffs generally alleged that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 23, 2006, the court entered a judgment of dismissal dismissing the consolidated amended complaint in its entirety. The court subsequently denied plaintiffs’ motion to modify the judgment to grant leave to amend the complaint and other relief.

On August 20, 2009, the Second Circuit issued a Summary Order affirming (1) the District Court’s order dismissing the class action with prejudice and (2) the District Court’s order denying plaintiffs’ motion to modify the judgment to grant leave to amend the complaint and other relief.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS AND RELATED MATTERS

The common units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “SGU”.

The following tables set forth the high and low closing price ranges for the common units and the cash distribution declared on each unit for the fiscal 2009 and 2008 quarters indicated.

	SGU – Common Unit Price Range				Distributions Declared per Unit
	High		Low
	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2008
Quarter Ended
December 31,	$2.40	$4.82	$1.83	$3.62	$—	$—
March 31,	$2.71	$3.97	$2.22	$2.79	$0.0675	$—
June 30,	$3.62	$3.45	$2.70	$2.55	$0.0675	$—
September 30,	$3.71	$2.90	$3.26	$2.05	$0.0675	$—

As of September 30, 2009, there were approximately 500 holders of record of common units.

There is no established public trading market for the Partnership’s 0.3 million general partner units.

Partnership Distribution Provisions

Commencing with the fiscal quarter ended December 31, 2008, we are required to make distributions in an amount equal to our Available Cash, as defined in our Partnership Agreement, no more than 45 days after the end of each fiscal quarter, to holders of record on the applicable record dates. Available Cash, as defined in our Partnership Agreement, generally means all cash on hand at the end of the relevant fiscal quarter less the amount of cash reserves established by the Board of Directors of our general partner in its reasonable discretion for future cash requirements. These reserves are established for the proper conduct of our business, including acquisitions, the payment of debt principal and interest, for distributions during the next four quarters and to comply with applicable laws and the terms of any debt agreements or other agreement to which we are subject. The Board of Directors of our general partner reviews the level of Available Cash each quarter based upon information provided by management.

According to the terms of our partnership agreement, minimum quarterly distributions on the common units accrue at the rate of $0.0675 per quarter ($0.27 on an annual basis). The information concerning restrictions on distributions required by Item 5. of this report is incorporated by reference to Note 5. Quarterly Distribution of Available Cash, of the Partnership’s consolidated financial statements.

The revolving credit facility and the indenture for the notes both impose certain restrictions on our ability to pay distributions to unitholders. The most restrictive covenant is found in the Partnership’s revolving credit facility. Under the terms of our credit facility, the Partnership must have a fixed charge coverage ratio of 1.15x to pay the minimum quarterly distribution of $0.0675. Any distribution in excess of the minimum quarterly distribution requires the Partnership to have a fixed charge coverage ratio of 1.25x.

Common Unit Repurchase and Retirement

On July 21, 2009, the Board of Directors of the Partnership’s General Partner authorized the repurchase of up to 7.5 million of the Partnership’s common units. The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. The program does not have a time limit. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program		Average Price Paid per Unit	Maximum Number (or approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 2009	—		$—	7,500
August 2009	160		$3.59	7,340
September 2009	477		$3.69	6,863

Fiscal year 2009 total	637		$3.67	6,863

October 2009	3,072	(1)	$3.97	3,791
November 2009	350		$3.96	3,441

(1)	October 2009 common unit repurchases include 2.7 million common units acquired in a private sale.

ITEM 6.	SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The selected financial data as of September 30, 2009 and 2008, and for the years ended September 30, 2009, 2008 and 2007 is derived from the financial statements of the Partnership included elsewhere in this Report. The selected financial data as of September 30, 2007, 2006 and 2005 and for the years ended September 30, 2006 and 2005 is derived from financial statements of the Partnership not included elsewhere in this Report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2009	2008	2007	2006	2005
Statement of Operations Data:
Sales	$1,206,813	$1,543,093	$1,267,175	$1,296,512	$1,259,478
Costs and expenses:
Cost of sales	875,755	1,257,592	981,559	1,014,565	983,732
(Increase) decrease in the fair value of derivative instruments	(13,690)	25,467	(15,664)	45,677	(6,081)
Delivery and branch expenses	222,740	211,868	197,513	203,535	231,086
Depreciation and amortization expenses	19,406	26,784	28,995	32,415	35,480
General and administrative expenses	22,480	18,077	19,661	23,518	43,685
Goodwill impairment charge	—	—	—	—	67,000

Operating income (loss)	80,122	3,305	55,111	(23,198)	(95,424)
Interest expense, net	13,637	13,808	11,525	21,203	31,838
Amortization of debt issuance costs	2,750	2,339	2,282	2,438	2,540
(Gain) loss on redemption of debt	(9,706)	—	—	6,603	42,082

Income (loss) from continuing operations before income taxes	73,441	(12,842)	41,304	(53,442)	(171,884)
Income tax expense (benefit)	(57,597)	566	2,002	477	696

Income (loss) from continuing operations	131,038	(13,408)	39,302	(53,919)	(172,580)
Loss from discontinued operations, net of income taxes	—	—	—	—	(6,189)
Gain (loss) on sales of discontinued operations, net of income taxes	—	—	(1,061)	—	157,560

Income (loss) before cumulative effects of changes in accounting principle for continuing operations	131,038	(13,408)	38,241	(53,919)	(21,209)
Cumulative effects of changes in accounting principles-change in inventory pricing method	—	—	—	(344)	—

Net income (loss)	$131,038	$(13,408)	$38,241	$(54,263)	$(21,209)

Weighted average number of limited partner units:
Basic	75,738	75,774	75,774	52,944	35,821

Diluted	75,738	75,774	75,774	52,944	35,821

	Fiscal Years Ended September 30,
(in thousands, except per unit data)	2009	2008	2007	2006	2005
Per Unit Data:
Basic and diluted income (loss) from continuing operations per unit (a)	$1.43	$(0.18)	$0.51	$(1.01)	$(4.77)
Basic and diluted net income (loss) per unit (a)	$1.43	$(0.18)	$0.50	$(1.02)	$(0.59)
Cash distribution declared per common unit	$0.2025	$—	$—	$—	$—
Balance Sheet Data (end of period):
Current assets	$376,898	$344,299	$320,503	$295,880	$305,319
Total assets	$664,126	$605,433	$602,104	$581,208	$623,148
Long-term debt	$133,112	$173,752	$173,941	$174,056	$267,417
Partners’ Capital	$306,334	$199,977	$216,331	$173,325	$145,108
Summary Cash Flow Data:
Net Cash provided by (used in) operating activities	$78,455	$71,555	$51,115	$18,364	$(54,915)
Net Cash provided by (used in) investing activities	$(7,568)	$(5,488)	$(29,254)	$(3,271)	$467,431
Net Cash provided by (used in) financing activities	$(54,535)	$(145)	$(96)	$(23,120)	$(306,694)
Other Data:
Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization (EBITDA) (b)	$109,234	$30,089	$84,106	$2,614	$(102,026)
Adjusted EBITDA (b)	$85,838	$55,556	$68,442	$54,894	$975
Retail gallons sold	349,385	351,128	376,645	389,920	487,300

(a)	Income (loss) from continuing operations per unit is computed by dividing the limited partners’ interest in income (loss) from continuing operations by the weighted average number of limited partner units outstanding. Net income (loss) per unit is computed by dividing the limited partners’ interest in net income (loss) by the weighted average number of limited partner units outstanding.
(b)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•

our operating performance and return on invested capital as compared to those of other companies in the retail distribution of refined petroleum products business, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated. Both the Partnership’s 10.25% Senior Note agreement and its bank credit facility contain covenants that restrict equity distributions, acquisitions, and the amount of debt it can incur. Under the most restrictive of these covenants, which is found in the bank credit facility, the agent bank could step in and control all cash transactions for the Partnership if we failed to comply with the minimum availability or the fixed charge coverage ratio. The Partnership is required to maintain either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio of 1.1x (Adjusted EBITDA being a significant component of this calculation). This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

EBITDA and Adjusted EBITDA is calculated for the fiscal years ended September 30 as follows:

(in thousands)	2009	2008	2007	2006	2005
Income (loss) from continuing operations	$131,038	$(13,408)	$39,302	$(53,919)	$(172,580)
Plus:
Income tax expense (benefit)	(57,597)	566	2,002	477	696
Amortization of debt issuance cost	2,750	2,339	2,282	2,438	2,540
Interest expense, net	13,637	13,808	11,525	21,203	31,838
Depreciation and amortization	19,406	26,784	28,995	32,415	35,480

EBITDA from continuing operations	109,234	30,089	84,106	2,614	(102,026)
(Increase)/decrease in the fair value of derivative instruments	(13,690)	25,467	(15,664)	45,677	(6,081)
(Gain) loss on redemption of debt	(9,706)	—	—	6,603	42,082
Goodwill impairment charge	—	—	—	—	67,000

Adjusted EBITDA	85,838	55,556	68,442	54,894	975

Add/(subtract)
Income tax (expense) benefit	57,597	(566)	(2,002)	(477)	(696)
Interest expense, net	(13,637)	(13,808)	(11,525)	(21,203)	(31,838)
Unit compensation income	—	—	—	—	(2,185)
Provision for losses on accounts receivable	10,310	11,961	5,726	6,105	9,817
(Increase) decrease in accounts receivables	26,657	(28,002)	5,761	(3,809)	(13,845)
(Increase) decrease in inventories	(17,747)	41,368	(8,222)	(23,830)	(18,248)
Increase (decrease) in customer credit balances	(11,964)	13,390	(3,724)	8,576	11,360
Change in deferred taxes	(61,355)	—	—	—	—
Change in other operating assets and liabilities	2,756	(8,344)	(3,341)	(1,892)	(10,255)

Net cash provided by (used in) operating activities	$78,455	$71,555	$51,115	$18,364	$(54,915)

Net Cash provided by (used in) investing activities	$(7,568)	$(5,488)	$(29,254)	$(3,271)	$467,431

Net Cash provided by (used in) financing activities	$(54,535)	$(145)	$(96)	$(23,120)	$(306,694)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with, the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counter party credit worthiness, marketing plans, and general economic conditions. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy.” Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of the historical financial condition and results of operations of the Partnership and its subsidiaries and should be read in conjunction with the description of our business in Item 1. “Business” and the historical Financial and Operating Data and Notes thereto included elsewhere in this Report.

In fiscal 2008, we completed our transition from a centralized customer service model to a more traditional customer service model in which the majority of our customer service calls are answered locally. We have implemented an employee-staffed centralized call center to augment our internal staffing requirements for certain overflow, off-peak and weekend hours.

Seasonality

The following matters should be considered in analyzing our financial results. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business results in the sale of approximately 30% of our volume of home heating oil in the first fiscal quarter and 45% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

Degree Day

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how far the average temperature departs from 65°F. Each degree of temperature above 65°F is counted as one cooling degree day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated each day over the course of a year and can be compared to a monthly or a long-term (multi-year) average to see if a month or a year was warmer or cooler than usual. Degree days are officially observed by the National Weather Service and officially archived by the National Climatic Data Center. For purposes of evaluating our results of operations, we use the normal heating degree day amount as reported by the National Weather Service in our operating areas.

Weather Hedge Contract—Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have purchased a warm weather hedge from Swiss Re Financial Products. Under this hedge agreement, we will receive a payment of $ 35,000 per heating degree-day, when the total number of heating degree-days in the period covered is less than 92.5% of the 10-year average. The hedge covers the period from November 1, 2009 through March 31, 2010 taken as a whole and has a maximum payout of $ 12.5 million.

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

A significant portion of our home heating oil volume is sold to individual customers under an arrangement pre-establishing the ceiling sales price or a fixed price of home heating oil over a fixed period. When these price-protected customers agree to purchase home heating oil from us for the next heating season, we will purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these customers. The amount of home heating oil volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume, our hedging losses could be greater.

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging topic (FAS 133), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this standard, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under this standard, and, as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience great volatility in earnings as outstanding home heating oil derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. To the extent that the Partnership continues this accounting treatment, the volatility in any given period related to unrealized non-cash gains or losses on derivative home heating oil instruments can be significant to the overall results of the Partnership. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

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

Income Taxes—Valuation Allowance and Net Operating Loss Carry Forward

Based upon a review of a number of factors, including historical operating performance and our expectation that we could generate sustainable consolidated taxable income for the foreseeable future, we concluded at the end of fiscal 2009 that the majority of the Partnership’s net deferred tax assets should be recognized. Thus, pursuant to FASB ASC 740-10 Income Taxes topic (FAS 109), we recorded a tax benefit during fiscal 2009 reversing a majority of the opening valuation allowance, resulting in a non-cash increase in net income of $86.4 million. This benefit was offset by a current income tax expense of $3.8 million and deferred income tax expense of $25.0 million related to current year activity (including net operating loss carry forward utilization), resulting in a net income tax benefit of $57.6 million.

Most of the $86.4 million benefit relating to the valuation allowance release related to federal and state loss carry forwards (NOLs), insurance reserves, and the net operating book versus tax timing of intangible amortization.

At December 31, 2004, we had federal NOLs of $170.6 million and at December 31, 2009, we anticipate that these NOLs will be reduced to approximately $43.9 million. Over this five year period, we will have utilized $26.9 million of federal NOLs on average each year to offset our taxable income. We expect that over the next few years, we will utilize the majority of the remaining NOLs. After we exhaust the NOLs, the amount of cash taxes that we will pay will increase significantly and will reduce the annual amount of cash available for distribution to unitholders. For example, in calendar 2006, 2007, and 2008 we paid federal cash taxes of $0.1 million, $1.0 million and $0.6 million, respectively. If we did not have the NOLs available to us for calendar 2006, 2007 and 2008, our federal cash taxes would have increased to $2.6 million, $17.2 million and $11.1 million for calendar 2006, 2007 and 2008, respectively.

Income Taxes—Election to be Taxed as an Association or “C Corporation”

Currently, the Partnership’s main asset and source of income is an investment in Star Acquisitions, Inc. Our unitholders do not receive any of the tax benefits normally associated with owning units in a publicly traded partnership, as any cash coming from Star Acquisitions to the Partnership will generally have been taxed first at a corporate level and then may also be taxable to our unitholders as dividends, reported via annual Forms K-1. The production of the Forms K-1 themselves is an expensive and administratively intensive process. Thus, the Partnership has all the administrative issues and costs associated with being a large, publicly traded partnership, but our unitholders do not currently receive any material tax benefits from this structure.

To reduce these administrative expenses and to better rationalize our tax reporting structure, the Partnership is actively considering making an election sometime in calendar 2010 or thereafter, to be treated as a corporation for federal and state income tax purposes. While the Partnership would still remain a publicly traded partnership for legal and governance purposes, for income tax purposes its unitholders would be treated as owning stock in a corporation rather than being partners in a partnership. Subsequent to the year of election unitholders would receive Forms 1099-DIV annually for any dividends and would no longer receive K-1’s. In the year of election unitholders would receive both, each form covering part of the year.

This election may have immediate short term tax implications as any unit holder who owns units at the time of the election would be deemed to exchange his units for shares in a “new” corporation and to have received a certain amount of deemed dividend income related to having had some share of the Partnership’s public debt “assumed”, as the corporation would assume this liability.

Assuming that the Partnership’s taxable earnings and profits are equal to or less than the amount of distributions/dividends paid out during the year by the Partnership and that the unit holder holds the units for the entire calendar year, (or at least long enough during the year to receive a distribution(s) at least equal to the tax resulting from a share of dividend income reported on Form K-1), than most partners should not have any material negative cash flow consequences as a result of the Partnership making this election. Note that nothing herein should be interpreted as a projection of any future earnings amount or a projection or guarantee of future distributions or dividends.

In addition, there are risks that the Partnership could make this election but:

•	Not distribute or dividend enough cash to cover the taxes that may be due as a result of the dividend income generated by the election.

•

Even if distributions made are equal to the total taxable earnings of the Partnership, a particular unit holder could buy or sell units in a time period that might give rise to deemed dividend income caused by the election and not receive enough (or any) cash to offset the taxes due on such dividend income.

The Partnership intends to only make this election if it believes that it will have no overall material adverse impact on its unitholders, of which there can be no assurance. Since determining this is a function of projecting taxable earnings, making assumptions regarding the payment of distributions, and trying to determine when, during any particular calendar year, making the election will have the least impact on the most number of unitholders, when or, even if, it will make this election is not determinable at this time. Unitholders are encouraged to consult their tax advisors with respect to these possible outcomes.

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

Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, the (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated. Both the Partnership’s 10.25% Senior Note agreement and its bank credit facility contain covenants that restrict equity distributions, acquisitions, and the amount of debt it can incur. Under the most restrictive of these covenants, which is found in the bank credit facility, the agent bank could step in and control all cash transactions for the Partnership if we failed to comply with the minimum “Availability” or the fixed charge coverage ratio. The Partnership is required to maintain either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio of 1.1x (Adjusted EBITDA being a significant component of this calculation). This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Each of EBITDA and Adjusted EBITDA has its limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditures;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced, and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

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

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil customers. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers added through acquisitions are not included in the calculation of gross customer gains. Gross customer losses are the result of a number of factors, including price competition, move-outs, service issues, credit losses and conversion to natural gas. When a customer moves out of an existing home, we count the “move out” as a loss and, if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

GROSS CUSTOMER GAINS, GROSS CUSTOMER LOSSES BY QUARTER AND NET CUSTOMER ATTRITION

	Fiscal Year Ended
	2009			2008			2007
	Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	26,300	31,800	(5,500)	22,000	27,500	(5,500)	21,500	25,600	(4,100)
Second Quarter	11,700	24,000	(12,300)	12,400	19,000	(6,600)	13,900	19,200	(5,300)
Third Quarter	5,900	12,300	(6,400)	8,100	13,700	(5,600)	6,800	12,900	(6,100)
Fourth Quarter	10,500	16,500	(6,000)	18,700	19,300	(600)	11,300	17,100	(5,800)

Total	54,400	84,600	(30,200)	61,200	79,500	(18,300)	53,500	74,800	(21,300)

GROSS CUSTOMER GAINS, GROSS CUSTOMER LOSSES AND NET CUSTOMER ATTRITION AS A PERCENTAGE OF THE HOME HEATING OIL CUSTOMER BASE.

	Fiscal Year Ended
	2009			2008			2007
	Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	6.5%	7.9%	-1.4%	5.3%	6.6%	-1.3%	5.1%	6.1%	-1.0%
Second Quarter	2.9%	6.0%	-3.1%	3.0%	4.6%	-1.6%	3.3%	4.5%	-1.2%
Third Quarter	1.5%	3.1%	-1.6%	2.0%	3.3%	-1.3%	1.6%	3.1%	-1.5%
Fourth Quarter	2.6%	4.1%	-1.5%	4.5%	4.6%	-0.1%	2.7%	4.0%	-1.3%

Total	13.5%	21.0%	-7.5%	14.7%	19.1%	-4.4%	12.6%	17.6%	-5.0%

In fiscal 2009, we lost 30,200 accounts, net, or 7.5% of our home heating oil customer base, as compared to fiscal 2008 in which we lost 18,300 accounts, net, or 4.4 % of our home heating oil customer base. The increase in net losses of 11,900 accounts occurred primarily in the second and fourth quarters of fiscal 2009. In the second quarter of fiscal 2009, our gross customer losses were 24,000, or 5,000 accounts greater than the second quarter of fiscal 2008. This increase in gross losses was largely from our fixed price customers, and to a lesser extent, our ceiling customers. As a result of significant decreases in the price of home heating oil following the summer of 2008, many protected price customers decided to renegotiate their agreements with us in fiscal 2009. It is our policy to bill a termination fee when customers terminate their arrangement with us. It is our belief that approximately 10,000 customers chose another supplier as a result of being billed the termination fee. This compares to approximately 4,300 customers who terminated their relationship in fiscal 2008 after we billed a termination fee.

In the fourth quarter of fiscal 2009, we gained 10,500 customers or 8,200 fewer customers than in the fourth quarter of fiscal 2008. We believe that this substantial drop in customer gains was due to a lower level of interest in our product in the fourth quarter of fiscal 2009, as compared to the same period in fiscal 2008, as consumer concerns over record increases in home heating oil costs in the summer of 2008 drove many consumers to shop for a protected price in the summer of 2008. In addition, certain of our locations experienced a substantial increase in customer gains in the fourth quarter of fiscal 2008 due to the volatile home heating oil market conditions. Some of our competitors ceased to offer protected price plans during the fourth quarter of 2008 due to an increase in the cost to hedge these programs, which also positively impacted our customer gains in fiscal 2008.

In fiscal 2009, our gross customers gains decreased by 6,800 accounts to 54,400 accounts (13.5 % of our home heating oil customer base) when compared to gross customer gains of 61,200 (14.7 % of our home heating oil customer base) generated in fiscal 2008. As mentioned above, the decline in gross customer gains that occurred in fiscal 2009 was largely experienced in the fourth quarter of fiscal 2009. In addition, we believe that gains from real estate sources in fiscal 2009 declined by 2,500 accounts primarily as a result of the reduction in house sales during this period.

In fiscal 2009, our gross customer losses increased by 5,100 accounts to 84,600 (21.0 % of our home heating oil customer base) when compared to 79,500 in gross customer losses for fiscal 2008 (19.1 % of our home heating oil customer base). As noted above, gross losses from customers that were billed a termination fee increased by 5,700 accounts and the number of accounts that the Partnership proactively cancelled for credit increased by 2,400 accounts.

In fiscal 2008, we lost 18,300 accounts, net, or 4.4% of our home heating oil customer base, as compared to fiscal 2007 in which we lost 21,300 accounts, net, or 5.0% of our home heating oil customer base. For fiscal 2008, our gross customers gains increased by 7,700 accounts to 61,200 accounts (14.7 % of our home heating oil customer base) when compared to the gross customer gains of 53,500 (12.6 % of our home heating oil customer base) generated in fiscal 2007. The increase in gross customer gains in fiscal 2008 was largely due to the success of our customer and employee referral programs, selective media advertising and the unique circumstances, previously mentioned, that existed in the fourth quarter of fiscal 2008. Our gross customer losses increased by 4,700 in fiscal 2008 to 79,500 (19.1% of our home heating oil customer base) when compared to the 74,800 in gross customer losses for fiscal 2007 (17.6% of our home heating oil customer base). In fiscal 2008, we experienced an increase in losses to price (6,300), credit (2,500) and conversions to natural gas (2,400), and our losses from customers moving out of their existing home declined by 5,700.

We believe that the continued price volatility and high cost of home heating oil will adversely impact our ability to attract customers and retain existing customers in the future.

Fiscal Year Ended September 30, 2009

Compared to the Fiscal Year Ended September 30, 2008

Volume

For fiscal 2009, retail volume of home heating oil decreased by 1.7 million gallons, or 0.5%, to 349.4 million gallons, as compared to 351.1 million gallons for fiscal 2008. Volume of other petroleum products declined by 9.3 million gallons, or 19.0%, to 39.6 million gallons for fiscal 2009, as compared to 48.9 million gallons for fiscal 2008. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(In millions of gallons)	Heating Oil
Volume—Fiscal 2008	351.1
Impact of colder temperatures	28.4
Net customer attrition—retail and commercial	(28.7)
Acquisitions	6.1
Conservation/Other	(7.5)

Change	(1.7)

Volume—Fiscal 2009	349.4

Temperatures in our geographic areas of operations for fiscal 2009 were 8.1% colder than fiscal 2008 and 1.3% colder than normal, as reported by the National Oceanic Administration (“NOAA”). For fiscal 2009, net customer attrition was 7.5%. Due to the significant increase in the price per gallon of home heating oil over the last several years, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods and this decrease is reflected in the “Conservation/Other” heading in the above table.

The percentage of home heating oil volume sold to residential variable price customers decreased to 40.1% of total home heating oil volume sales for fiscal 2009, as compared to 42.9% for fiscal 2008. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers increased to 45.5% for fiscal 2009, as compared to 42.4% for fiscal 2008. For fiscal 2009, sales to commercial/industrial customers represented 14.3% of total home heating oil volume sales, as compared to 14.7% for fiscal 2008.

Product Sales

For fiscal 2009, product sales decreased $321.1 million, or 23.7%, to $1.033 billion, as compared to $1.354 billion for fiscal 2008, due to a 20.0% decrease in home heating oil selling prices, a 0.5% decrease in home heating oil volume, and a decline in sales of other petroleum products of $76.9 million.

Installation and Service Sales

For fiscal 2009, installation and service sales decreased $15.1 million, or 8.0%, to $174.0 million, as compared to $189.1 million for fiscal 2008, as a decline in installation sales of $15.2 million was reduced by a slight increase in service revenue of $0.1 million. We believe that rising unemployment, reduced home equity loans and consumer credit, and reduced consumer confidence led to a decline in the demand for new heating systems ($8.3 million), air conditioning equipment ($2.2 million), as well as new construction plumbing installations ($4.5 million). The cool spring also adversely impacted the demand for new and replacement air conditioning systems over the summer months. While service contract revenue increased by $2.2 million, revenue from non-essential services, which include plumbing and air conditioning service, declined $2.1 million. We believe that the decline in non-essential service revenue is the result of current economic conditions.

Cost of Product

For fiscal 2009, cost of product decreased $373.8 million, or 34.5%, to $708.2 million, as compared to $1.082 billion for fiscal 2008, due largely to a decline in the wholesale product cost for home heating oil and other petroleum products. The 0.5% decline in home heating oil volume sold and the 19.0% decline in other petroleum products sold also contributed to the decline in cost of product.

Gross Profit—Product

The table below recalculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and other petroleum products. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for fiscal 2009 increased by $0.1522 per gallon, or 20.5%, to $0.8935 per gallon, from $0.7413 per gallon in fiscal 2008. Product sales and cost of product include home heating oil, other petroleum products and liquidated damages billings.

	Fiscal Year Ended
	September 30, 2009		September 30, 2008
	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil
Volume (in millions of gallons)	349.4		351.1

Sales	$954.5	$2.7318	$1,198.6	$3.4137
Cost	642.3	1.8383	938.3	2.6724

Gross Profit	$312.2	$0.8935	$260.3	$0.7413

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in millions of gallons)	39.6		48.9

Sales	$78.4	$1.9785	$155.3	$3.1761
Cost	65.9	1.6640	143.5	2.9343

Gross Profit	$12.5	$0.3145	$11.8	$0.2418

	Amount (000)		Amount (000)	Change
Total Product
Sales	$1,032.8		$1,353.9	$(321.1)
Cost	708.2		1,081.8	(373.6)

Gross Profit	$324.6		$272.1	$52.5

For fiscal 2009, total product gross profit increased by $52.5 million to $324.6 million, as compared to $272.1 million for fiscal 2008, as the impact of higher home heating oil per gallon margins ($53.2 million) and an increase in gross profit from other petroleum products ($0.6 million) was reduced by the impact of lower home heating oil volume ($1.3 million.)

During the heating season of fiscal 2009, home heating oil product costs continued to decline, which largely contributed to the Partnership’s ability to expand its home heating oil margins during this period, as wholesale prices decreased more rapidly than retail prices. Conversely, during the heating season of fiscal 2008, home heating oil costs continued to escalate, which limited margin expansion capability.

Cost of Installations and Service

For fiscal 2009, cost of installations and service decreased $8.2 million, or 4.7%, to $167.6 million, as compared to $175.8 million for fiscal 2008, as a decrease in installation costs of $11.6 million was partially offset by higher service expenses of $3.4 million. Installation costs were lower, largely due to the corresponding decrease in installation sales as described above. Service expenses were higher due to an increase in vehicle fuel costs of $2.1 million, as the Partnership hedged a portion of its vehicle fuel costs during a higher cost period. For fiscal 2010, the Partnership has again hedged its vehicle fuel costs, which should lower this expense by approximately $2.3 million in fiscal 2010. Colder than normal winter temperatures also increased the operating expense of the service department due to the increased need to service our customer’s heating equipment. The gross profit realized from service (including installations) decreased by $7.0 million, from $13.4 million for fiscal 2008 to $6.4 million for fiscal 2009 due to the decline in installation sales and the increase in vehicle fuel costs. Installation costs were $53.0 million, or 88.6% of installation sales during fiscal 2009, and were $64.5 million, or 86.0% of installation sales during fiscal 2008. Installation costs as a percentage of installation sales increased due to the fixed nature of certain installation costs. Service expenses increased to $114.7 million, or 100.4% of service sales, during fiscal 2009, from $111.3 million in fiscal 2008, or 97.5% of service sales. Service costs as a percentage of total service revenue increased due to the rise in vehicle fuel costs and, the impact on service costs of colder temperatures. In addition, the Partnership was not able to fully reduce its service expenses in response to unforeseen reductions in non-essential service billings such as air conditioning and plumbing services, which also contributed to the increase in the percentage of service expense to service revenues. For fiscal 2010, the Partnership expects that service revenues will exceed service expenses.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2009, the change in the fair value of derivative instruments resulted in the recording of a $13.7 million credit due to the expiration of certain hedged positions ($21.2 million credit), and a decrease in market value for unexpired hedges ($7.5 million charge).

During fiscal 2008, the change in the fair value of derivative instruments resulted in the recording of a $25.5 million charge due to the expiration of certain hedged positions ($1.3 million charge), and a decrease in market value for unexpired hedges ($24.2 million charge).

Delivery and Branch Expenses

For fiscal 2009, delivery and branch expenses increased $10.8 million, or 5.1%, to $222.7 million, as compared to $211.9 million fiscal 2008. While our bad debt expense did decline by $1.6 million due in part to the decline in sales of 21.8%, we increased our collections efforts which resulted in an increase in overall credit collection expense by $1.0 million. Delivery and plant expense, rose by $4.8 million due in part to the impact of colder temperatures and higher vehicle fuel costs of $2.2 million, as the Partnership hedged a portion of its vehicle fuels during a higher cost period. The balance of the increase in delivery and plant expense was $2.6 million, or 3.7%, largely driven by wage and benefit increases. In an effort to improve our customer experience and improve our net attrition, we spent an additional $2.2 million on marketing, sales and customer service in fiscal 2009 as compared to fiscal 2008. Insurance expense was also higher by $1.0 million largely due to both the frequency and size of our claims in fiscal 2009 versus fiscal 2008. Other branch expenses increased $3.4 million due to higher wages, benefits and rent. On a cents per gallon basis, delivery and branch expenses increased 3.41 cents per gallon, or 5.6%, from $0.6034 cents per gallon for fiscal 2008, to $0.6375 cents per gallon for fiscal 2009, due to the fixed nature of certain delivery and branch expenses, the increases in insurance expense and vehicle fuel cost and inflationary pressures.

Depreciation and Amortization

For fiscal 2009, depreciation and amortization expenses were $19.4 million, as compared to $26.8 million for fiscal 2008. Amortization expense was lower by $6.3 million, as acquisitions from fiscal 2001 with 7 year lives and acquisitions from 1999 with 10 year lives became fully amortized in fiscal 2009. Depreciation expenses declined by $1.1 million as capital expenditures for technology acquired in fiscal 2003 became fully depreciated.

General and Administrative Expenses

For fiscal 2009, general and administrative expenses increased $4.4 million, or 24.4%, to $22.5 million, as compared to $18.1 million for fiscal 2008, largely due to higher compensation expense of $2.1 million relating to the Partnership’s profit sharing plan and an increase in pension expense of $1.6 million largely due to the decline in the assets of the Partnership’s frozen defined benefit pension plan. The balance of the increase, or $0.7 million, was due to wage increases and higher legal and professional expenses. The Partnership accrues approximately 6% of Adjusted EBITDA as defined in the profit sharing plan for distribution to its employees and is payable when the Partnership achieves actual adjusted EBITDA of at least 70% of the amount budgeted. In fiscal 2009, adjusted EBITDA increased by $30.3 million to $85.8 million, which drove the increase in profit sharing expense. If Adjusted EBITDA increases, the dollar amount of the profit sharing pool will increase. On the other hand, if Adjusted EBITDA decreases, the dollar amount of the profit sharing pool will be less.

Operating Income

For fiscal 2009, operating income increased $76.8 million to $80.1 million, as compared to $3.3 million for fiscal 2008 as a net positive change in the fair value of derivative instruments of $39.2 million and an increase in product gross profit of $52.5 million was reduced by lower installation and service profitability totaling $7.0 million and an increase in operating expenses of $7.9 million (including depreciation and amortization).

Interest Expense

For fiscal 2009, interest expense decreased $2.9 million, or 13.8%, to $17.8 million, as compared to $20.7 million in fiscal 2008. In fiscal 2009, the Partnership repurchased $40.3 million of its 10.25% Senior Notes due February 2013, which lowered the average long-term debt outstanding by $26.7 million and corresponding interest expense by $2.7 million. Working capital interest expense, including letters of credit fees, increased by $0.5 million.

Interest Income

For fiscal 2009, interest income decreased $2.7 million to $4.2 million, as compared to $6.9 million for fiscal 2008, due to a reduction in interest income of $1.1 million from invested cash and a decrease in finance charge income on past due accounts receivable balances. While average cash balances were higher in fiscal 2009 than in fiscal 2008, the investment returns were lower. Finance charge income declined largely due to a lower level of aged accounts receivables.

Amortization of Debt Issuance Costs

For fiscal 2009, amortization of debt issuance costs increased to $2.8 million, as compared to fiscal 2008 of $2.3 million largely due to the accelerated amortization of fees related to the revolving credit facility that was amended in July 2009.

Gains on Bond Repurchase

During fiscal 2009, the Partnership repurchased $40.3 million face value of its 10.25% Senior Notes due February 2013 at an average price of $75.10 per $100 of principal plus accrued interest. The Partnership recorded a gain of $9.7 million for these transactions.

Income Tax Expense (Benefit)

For fiscal 2009, an income tax benefit of $86.4 million was recorded for the release of a majority of our opening valuation allowance. This benefit was offset by a current income tax expense of $3.8 million and a deferred income tax expense of $25.0 million related to current year activity, resulting in a net income tax benefit of $57.6 million, as compared to income tax expense of $0.6 million for fiscal 2008. Based upon a review of a number of factors, including historical operating performance and our expectation that we could generate sustainable consolidated taxable income for the foreseeable future, we concluded at the end of fiscal 2009 that the majority of the Partnership’s net deferred tax assets should be recognized. Thus, pursuant to FASB ASC 740-10-05 Income Taxes topic (SFAS No. 109), we recorded a tax benefit during fiscal 2009 releasing a majority of the remaining valuation allowance, resulting in a non-cash increase in net income of $86.4 million.

For the next several years, our income tax expense will consist of two components, a current income tax expense and a deferred income tax expense. The current tax expense will represent our expected cash taxes. The deferred tax expense will represent the amount of income taxe that we would have paid if we do not have the benefit of our net loss carry forwards and other deferred tax assets.

Net Income (Loss)

For fiscal 2009, net income of $131.0 million was recorded, as compared to a net loss of $13.4 million for fiscal 2008. This increase of $144.4 million was primarily due to a $76.8 million increase in operating income, gains on bond repurchases of $9.7 million and lower income tax expense of $58.2 million.

Adjusted EBITDA

For fiscal 2009, Adjusted EBITDA increased by $30.3 million to $85.8 million, as compared to $55.5 million for fiscal 2008, as an expansion in home heating oil margins more than offset the impact of a decline in home heating oil volume and an increase in delivery and branch expense and general and administrative expenses.

Adjusted EBITDA

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Fiscal Year Ended September 30,
(in thousands)	2009	2008
Income (loss) from continuing operations	$131,038	$(13,408)
Plus:
Income tax expense (benefit)	(57,597)	566
Amortization of debt issuance cost	2,750	2,339
Interest expense, net	13,637	13,808
Depreciation and amortization	19,406	26,784

EBITDA (a) from continuing operations	109,234	30,089

(Increase)/decrease in the fair value of derivative instruments	(13,690)	25,467
Gain on redemption of debt	(9,706)	—

Adjusted EBITDA (a)	85,838	55,556

Add/(subtract)
Income tax (expense) benefit	57,597	(566)
Interest expense, net	(13,637)	(13,808)
Provision for losses on accounts receivable	10,310	11,961
(Increase) decrease in accounts receivables	26,657	(28,002)
(Increase) decrease in inventories	(17,747)	41,368
Increase (decrease) in customer credit balances	(11,964)	13,390
Change in deferred taxes	(61,355)	—
Change in other operating assets and liabilities	2,756	(8,344)

Net cash provided by (used in) operating activities	$78,455	$71,555

Net cash used in investing activities	$(7,568)	$(5,488)

Net cash used in financing activities	$(54,535)	$(145)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•

our operating performance and return on invested capital as compared to those of other companies in the retail distribution of refined petroleum products business, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, the (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated. Both the Partnership’s 10.25% Senior Note agreement and its bank credit facility contain covenants that restrict equity distributions, acquisitions, and the amount of debt it can incur. Under the most restrictive of these covenants, which is found in the bank credit facility, the agent bank could step in and control all cash transactions for the Partnership if we failed to comply with the minimum “Availability” or the fixed charge coverage ratio. The Partnership is required to maintain either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio of 1.1x (Adjusted EBITDA being a significant component of this calculation). This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Each of EBITDA and Adjusted EBITDA has its limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditures;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced, and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

Fiscal Year Ended September 30, 2008

Compared to the Fiscal Year Ended September 30, 2007

Volume

For fiscal 2008, retail volume of home heating oil decreased by 25.5 million gallons, or 6.8%, to 351.1 million gallons, as compared to 376.6 million gallons for fiscal 2007. Volume of other petroleum products declined by 11.3 million gallons, or 18.8%, to 48.9 million gallons for fiscal 2008 as compared to 60.2 million gallons for fiscal 2007. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume—Fiscal 2007	376.6
Impact of warmer temperatures	(2.3)
Net customer attrition—retail and commercial	(22.1)
Acquisitions	13.4
Conservation/Other	(14.5	)(a)

Change	(25.5)

Volume—Fiscal 2008	351.1

(a)	Includes an estimated 3.0 million gallons reclassified to other petroleum product sales.

Temperatures in our geographic areas of operations for 2008 were 0.5% warmer than fiscal 2007 and 6.2% warmer than normal, as reported by NOAA. For fiscal 2008, net customer attrition was 4.4%. Due to the significant increase in the price per gallon of home heating oil over the last several years, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods and this decrease is reflected in the “Conservation/Other” heading in the above table.

The percentage of home heating oil volume sold to our residential variable price customers who are our highest margin customers decreased to 42.9% of total home heating oil volume sales for fiscal 2008, as compared to 45.9% for fiscal 2007. Accordingly, the percentage of home heating oil volume sold to residential price-protected customers increased to 42.4% for fiscal 2008, as compared to 37.7% for fiscal 2007. For fiscal 2008, sales to commercial/industrial customers represented 14.7% of total home heating oil volume sales, as compared to 16.5% for fiscal 2007.

Product Sales

For fiscal 2008, product sales increased $265.3 million, or 24.4%, to $1.354 billion, as compared to $1.089 billion for fiscal 2007, as a 33.7% increase in home heating oil selling prices was reduced by the 6.8% decrease in home heating oil volume.

Installation and Service Sales

For fiscal 2008, installation and service sales increased $10.6 million, or 5.9%, to $189.1 million, as compared to $178.5 million for fiscal 2007, due to an increase in installation sales of $4.6 million and an increase in service revenue of $6.0 million, largely from acquisitions.

Cost of Product

For fiscal 2008, cost of product increased $276.4 million, or 34.3%, to $1.082 billion, as compared to $805.4 million for fiscal 2007, as the 6.8 % decrease in home heating oil volume was more than offset by higher per gallon wholesale product cost for home heating oil of 45.7%.

Gross Margin

The table below recalculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and other petroleum products. Home heating oil margins for fiscal 2008 increased modestly by $0.0216 per gallon, or 3.0%, to $0.7413 per gallon, from $0.7197 per gallon in fiscal 2007. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. Product sales and cost of product include home heating oil, other petroleum products and liquidated damages billings.

	Fiscal Year Ended
	September 30, 2008		September 30, 2007
	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil
Volume (in millions of gallons)	351.1		376.6

Sales	$1,198.6	$3.4137	$961.9	$2.5540
Cost	938.3	2.6724	690.9	1.8343

Gross Profit	$260.3	$0.7413	$271.0	$0.7197

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in millions of gallons)	48.9		60.2

Sales	$155.3	$3.1761	$126.7	$2.1044
Cost	143.5	2.9343	114.6	1.9031

Gross Profit	$11.8	$0.2418	$12.1	$0.2013

	Amount (000)		Amount (000)	Change
Total Product
Sales	$1,353.9		$1,088.6	$265.3
Cost	1,081.8		805.4	276.4

Gross Profit	$272.1		$283.2	$(11.1)

For fiscal 2008, total product gross profit decreased by $11.1 million to $272.1 million, as compared to $283.2 million for fiscal 2007, as the increase due to higher home heating oil per gallon margins of $7.6 million was reduced by the impact of lower home heating oil volume of $18.4 million and a reduction in gross profit from other petroleum products of $0.3 million.

Cost of Installations and Service

For fiscal 2008, cost of installations and service decreased $0.3 million, or 0.2%, to $175.8 million, compared to $176.1 million for fiscal 2007, as an increase in installation costs of $5.0 million was reduced by lower service expenses of $5.3 million. Installation costs were higher largely due to acquisition related installation sales. Service expenses were lower due to our continued efforts to control our service department expenses and a reduction in our customer base. The gross profit realized from service and installations was $13.4 million for fiscal 2008, as compared to $2.4 million for fiscal 2007. Again, this increase in service gross profits was largely driven by acquisition activity. Installation costs were $64.5 million, or 86.0% of installation sales during fiscal 2008, and were $59.5 million, or 84.5% of installation sales during fiscal 2007. Service expenses decreased to $111.3 million, or 97.5% of service sales, during fiscal 2008, from $116.6 million in fiscal 2007, or 107.8% of service sales. Service costs as a percentage of total service revenue declined as the Partnership continued to increase its rates for service billings and further reduced its service costs.

(Increase) Decrease in the Fair Value of Derivative Instruments

During fiscal 2008, the change in the fair value of derivative instruments resulted in the recording of a $25.5 million charge due to the expiration of certain hedged positions ($1.3 million charge), and a decrease in market value for unexpired hedges ($24.2 million charge).

During fiscal 2007, the increase in the fair value of derivative instruments resulted in the recording of a $15.7 million net credit due to the expiration of certain hedged positions or their realization to cost of product ($14.4 million), and an increase in market value for unexpired hedges ($1.3 million).

Delivery and Branch Expenses

For fiscal 2008, delivery and branch expenses increased $13.1 million, or 6.6%, to $211.9 million, as compared to $198.8 million for fiscal 2007. During fiscal 2007, the Partnership recorded $4.3 million of proceeds received under our weather hedge contract, which reduced operating expenses. While temperatures for fiscal 2008 were similar to fiscal 2007, we did not record any weather hedge benefit during fiscal 2008. The Partnership’s weather hedge contract in place for fiscal 2008 and fiscal 2007 covered the period from November to February 28/29, as one period taken as a whole. Temperatures for the four months ended February 28, 2007 were approximately 4.0% warmer than the weather hedge contract strike price, triggering a payment. For the four months ended February 29, 2008, temperatures were colder than the weather hedge contract strike price, resulting in no payout.

Exclusive of the weather hedge benefit in 2007, delivery and branch expenses increased $8.8 million, or 4.3%. Delivery and branch expenses were reduced by an estimated $5.7 million due to the volume decline before acquisitions, but were more than offset by increased delivery and branch expenses from the stand-alone acquisitions ($9.5 million) and higher bad debt expense ($6.2 million). Bad debt expense rose due to a higher level of sales, a modest increase in the write-off rates, lower recoveries on accounts previously written off and an increase in the reserve for future write-offs. On a cents per gallon basis (excluding the impact of weather insurance and acquisitions), delivery and branch expenses increased 6.0 cents per gallon, or 11.1%, from 54.0 cents per gallon for fiscal 2007 to 60.0 cents per gallon for fiscal 2008, due to the fixed nature of certain delivery and branch expenses, the increase in bad debt expense and wage and benefit increases.

Depreciation and Amortization

For fiscal 2008, depreciation and amortization expenses declined $2.2 million, or 7.6%, to $26.8 million, as compared to $29.0 million for fiscal 2007. Amortization expense was lower by $1.2 million, as acquisitions from fiscal 2001 with 7 year lives became fully amortized in fiscal 2008. Depreciation expenses declined by $1.2 million as capital expenditures for technology acquired in fiscal 2003 became fully depreciated.

General and Administrative Expenses

For fiscal 2008, general and administrative expenses decreased $0.3 million, or 1.8%, to $18.1 million, as compared to $18.4 million for fiscal 2007 largely due to lower compensation expense relating to the Partnership’s profit sharing plan. In fiscal 2008, Adjusted EBITDA decreased by $12.9 million to $55.6 million, which drove the decrease in profit sharing expense. The Partnership accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan for distribution to its employees. If Adjusted EBITDA increases, the dollar amount of the profit sharing pool will increase. On the other hand, if Adjusted EBITDA decreases, the dollar amount of the profit sharing pool will be less.

Operating Income

For fiscal 2008, operating income decreased $51.8 million to $3.3 million, as compared to $55.1 million for fiscal 2007, as an improvement in service profitability of $11.0 million was reduced by the decrease in the fair value of derivative instruments of $41.2 million, an increase in bad debt expense of $6.2 million, the absence of a weather insurance benefit of $4.3 million and a decline in product gross profit of $11.1 million.

Interest Expense

For fiscal 2008, interest expense increased $0.2 million, or 1.0%, to $20.7 million, as compared to $20.5 million in fiscal 2007. This increase resulted from higher average working capital borrowings.

Interest Income

For fiscal 2008, interest income decreased $2.0 million to $6.9 million, as compared to $8.9 million for fiscal 2007, as a reduction in interest income due to lower invested cash balances and lower interest rates were partially offset by an increase in finance charge income on higher past due accounts receivable balances.

Amortization of Debt Issuance Costs

For fiscal 2008, amortization of debt issuance costs was $2.3 million, unchanged from fiscal 2007.

Income Tax Expense

For fiscal 2008, income tax expense decreased by $1.4 million to $0.6 million, as compared to income tax expense of $2.0 million for fiscal 2007. The $1.4 million decrease was due to the decline in estimated taxable income for 2008 versus 2007.

Loss on Sale of Segments

For fiscal 2007, we recorded a charge of $1.1 million relating to a purchase price adjustment for the sale of the propane segment. There was no similar charge recorded in fiscal 2008.

Net Income (Loss)

For fiscal 2008, a net loss of $13.4 million was recorded, as compared to net income of $38.2 million for fiscal 2007. This decrease of $51.6 million was due to a $51.8 million decrease in operating income and an increase in net interest expense of $2.3 million, reduced by lower income tax expense of $1.4 million and the change in loss on sale of discontinued operations of $1.1 million. The decrease in operating income largely resulted from a $41.2 million change in the fair value of derivative instruments from a $15.7 million non-cash gain in fiscal 2007 to a $25.5 million non-cash loss in fiscal 2008.

Adjusted EBITDA

For fiscal 2008, Adjusted EBITDA decreased by $12.9 million, to $55.5 million, as compared to $68.4 million for fiscal 2007, due to the decline in volume, the absence of a weather insurance benefit ($4.3 million) and higher bad debt expense ($6.2 million).

EBITDA and Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating our ability to make the Minimum Quarterly Distribution. EBITDA and Adjusted EBITDA are calculated as follows:

	Fiscal Year Ended September 30,
(in thousands)	2008	2007
Income (loss) from continuing operations	$(13,408)	$39,302
Plus:
Income tax expense	566	2,002
Amortization of debt issuance cost	2,339	2,282
Interest expense, net	13,808	11,525
Depreciation and amortization	26,784	28,995

EBITDA (a) from continuing operations	30,089	84,106
(Increase)/decrease in the fair value of derivative instruments	25,467	(15,664)

Adjusted EBITDA (a)	55,556	68,442

Add/(subtract)
Income tax expense	(566)	(2,002)
Interest expense, net	(13,808)	(11,525)

Provision for losses on accounts receivable	11,961	5,726
(Increase) decrease in accounts receivables	(28,002)	5,761
(Increase) decrease in inventories	41,368	(8,222)
Increase (decrease) in customer credit balances	13,390	(3,724)
Change in other operating assets and liabilities	(8,344)	(3,341)

Net cash provided by (used in) operating activities	$71,555	$51,115

Net cash used in investing activities	$(5,488)	$(29,254)

Net cash used in financing activities	$(145)	$(96)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•

our operating performance and return on invested capital as compared to those of other companies in the retail distribution of refined petroleum products business, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

Adjusted EBITDA is a non-GAAP financial measure that is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, (increase) decrease in the fair value of derivatives, loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated. Both the Partnership’s 10.25% Senior Note agreement and its bank credit facility contain covenants that restrict equity distributions, acquisitions, and the amount of debt it can incur. Under the most restrictive of these covenants, which is found in the bank credit facility, the agent bank could step in and control all cash transactions for the Partnership if we failed to comply with the minimum availability or the fixed charge coverage ratio. The Partnership is required to maintain either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million or a fixed charge coverage ratio of 1.1x (Adjusted EBITDA being a significant component of this calculation). This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Each of EBITDA and Adjusted EBITDA has its limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA do not reflect our cash used for capital expenditures;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced, and EBITDA and Adjusted EBITDA do not reflect the cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to satisfy our obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other factors, most of which are beyond our control. (see Item 1A — “Risk Factors).” Capital requirements, at least in the near term, are expected to be provided by cash flows from operating activities, cash on hand at September 30, 2009 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility, as discussed below, and repaid from subsequent seasonal reductions in inventory and accounts receivable.

DISCUSSION OF CASH FLOWS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payment during the period.

Operating Activities

Due to the seasonal nature of the home heating oil business, cash is generally used in operations during the winter (our first and second fiscal quarters) as customers receive deliveries and pay for products purchased within our payment terms, and cash is generally provided by operating activities during the spring and summer (our third and fourth quarters) when customer payments exceed deliveries. During fiscal 2009, we generated $78.5 million in cash flow from operating activities, which was $6.9 million higher than the $71.6 million of cash used in operations for fiscal 2008. This improvement was primarily due to the impact of lower wholesale product costs, which impacts accounts receivable collections, inventory costs, prepaid hedging costs, hedging margin requirements, customer credit balances, accounts payable and accrued expenses. Our cash flow from operations for fiscal 2009 also benefited from higher earnings from operations, when compared to fiscal 2008.

While the Partnership generated $78.8 million in cash from operations during fiscal 2009, this amount was reduced by a net increase in operating assets and liabilities of $0.3 million. Accounts receivable declined by $26.7 million largely due to lower wholesale product costs and an improvement in our days sales outstanding. During the summer of fiscal 2009, cash was used to finance an increase in inventories of $17.7 million, as we purchased 18.0 million gallons of home heating oil for our fiscal 2010 fall and winter needs and increased our inventory quantities to 28.5 million gallons as of September 30, 2009, compared to 8.9 million gallons as of September 30, 2008. We increased our inventory levels to take advantage of favorable home heating oil prices in the spot and futures market.

Approximately 34% of our customers are on a budget payment plan and these customers pay their annual estimated heating bill in 12 monthly installments. Typically, these plans begin before the heating season and a liability is created as payments exceed deliveries. In fiscal 2009, we experienced a decline in payments from our budget customers of $12.0 million as compared to fiscal 2008. This change was largely due to the decline in home heating oil prices which reduced the required budget payments for the upcoming heating season.

For fiscal 2008, cash provided by operating activities was $71.6 million, as cash generated from business operations of $53.1 million, lower product inventory purchases of $41.4 million and an increase in customer credit balances of $13.4 million was reduced by an increase in accounts receivable of $28.0 million and other net changes in operating assets and liabilities of $8.3 million. Accounts receivable rose due to an increase in the wholesale cost for home heating oil in fiscal 2008 as compared to fiscal 2007. Inventory levels were lower by $49.6 million, despite higher prices, as we reduced the quantity of home heating oil on hand from 39.4 million gallons as of September 30, 2007 to 8.9 million gallons as of September 30, 2008. At September 30, 2007, we increased our inventory levels to take advantage of favorable prices in the spot and futures market. We increased the monthly budget payment requirements for our budget customers during the summer of fiscal 2008, which provided $13.4 million more in cash at September 30, 2008, when compared to September 30, 2007.

Investing Activities

During fiscal 2009, our capital expenditures totaled $4.3 million, as we invested in computer hardware and software ($1.4 million), refurbished certain physical plants ($1.0 million) and made additions to our fleet and other equipment ($1.9 million). We also completed one acquisition for $4.0 million and allocated $3.4 million of the gross purchase to intangible assets and $0.6 million to fleet. We paid $ 3.4 million in cash and assumed net working capital credits of $ 0.6 million.

During fiscal 2008, we spent $4.1 million for fixed assets and received $0.5 million from the sale of certain assets as we invested in computer hardware and software ($1.1 million), refurbished certain physical plants ($1.6 million) and made additions to our fleet and other equipment ($1.4 million). We completed eight acquisitions for $ 2.6 million and allocated $2.2 million of the gross purchase to intangible assets and $0.4 million to fleet. We paid $ 1.9 million in cash and assumed net working capital credits of $ 0.7 million.

During fiscal 2007, we spent $4.9 million for fixed assets and received $1.9 million from the sale of several non essential buildings and other fixed assets, as we invested in computer hardware and software ($0.9 million), refurbished certain physical plants ($1.3 million) and made additions to our fleet and other equipment ($2.7 million). We completed eight acquisitions with a total cash outlay of $26.4 million allocated $22.8 million of the gross purchase to intangible assets, $2.5 million to fleet and $1.1 million to other net assets.

Financing Activities

During fiscal 2009, the Partnership repurchased $40.3 million face value of its 10.25% Senior Notes due February 2013 for $30.2 million and paid distributions to our unitholders of $15.4 million. During fiscal 2009, we did not borrow under our revolving credit facility but had letters-of-credit outstanding under the facility. We also paid $6.6 million in fees for our new credit agreement and spent $2.3 million to purchase 637,285 common units in connection with our unit repurchase plan program.

For fiscal 2008, we borrowed and repaid $57.2 million under our revolving credit facility.

For fiscal 2007, cash flows used in financing activities were $0.1 million.

FINANCING AND SOURCES OF LIQUIDITY

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other economic and geo-political factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at September 30, 2009 or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by a our revolving credit facility.

In July 2009, we entered into an amended and restated asset based revolving credit facility with a group of lenders, that expires in July, 2012 and which provides us with the ability to borrow up to $240 million ($290 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100.0 million in letters of credit. The Partnership can increase the facility size by $50 million without the consent of the bank group. However, the bank group is not obligated to fund the $50 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the new revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. During this past heating season, we did not borrow under our previous credit facility. As of September 30, 2009, $40.9 million in letters of credit were outstanding, of which $39.3 million are for current and future insurance reserves and bonds and $1.6 million are for seasonal inventory purchases and other working capital purposes. We believe that our reliance on letters of credit for inventory purposes will be reduced in fiscal 2010 as we have increased our trade credit to over $24.0 million.

Under the terms of the credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio

(as defined in the credit agreement) of not less than 1.1x. As of September 30, 2009, availability, as defined in the amended and restated credit agreement, was $194.4 million and the Partnership was in compliance with the fixed charge coverage ratio. The fixed charge coverage ratio is calculated based upon Adjusted EBITDA. In the event that the Partnership is not able to comply with these covenants it could have a material adverse effect on the Partnership’s liquidity and results of its operations.

The Partnership’s scheduled interest payments for fiscal 2010 are $13.6 million and annual maintenance capital expenditures for fixed assets are estimated to be approximately $3.0 to $5.0 million, excluding the capital requirements for leased fleet. Based on the funding levels required by the Pension Protection Act of 2006, and certain actuarial assumptions, we estimate that the Partnership will be required to make minimum cash contributions to fund its frozen defined benefit pension obligations of approximately $13.2 million in fiscal 2010 and $14.4 million in total for the four years subsequent to fiscal 2010. We anticipate paying distributions of approximately $19.5 million in fiscal 2010 and for the remainder of fiscal 2010, we will continue to purchase the remaining balance (3.4 million units) authorized under our unit repurchase plan. The Partnership also is contemplating calling a portion on our 10.25% senior notes in February 2010. In addition, we will continue to seek strategic acquisitions.

Partnership Distribution Provisions

Commencing with the fiscal quarter ended December 31, 2008, we are required to make distributions in an amount equal to our Available Cash, as defined in our Partnership Agreement, no more than 45 days after the end of each fiscal quarter, to holders of record on the applicable record dates. Available Cash, as defined in our Partnership Agreement, generally means all cash on hand at the end of the relevant fiscal quarter less the amount of cash reserves established by the Board of Directors of our general partner in its reasonable discretion for future cash requirements. These reserves are established for the proper conduct of our business, including acquisitions, the payment of debt principal and interest and for distributions during the next four quarters and to comply with applicable laws and the terms of any debt agreements or other agreements to which we are subject. Under the terms of our credit facility, the Partnership must have a fixed charge coverage ratio of 1.15x to pay the minimum quarterly distribution of $0.0675. Any distribution in excess of the minimum quarterly distribution requires the Partnership to have a fixed charge coverage ratio of 1.25x. These tests restrict the amount of cash that the Partnership can use to pay distributions with respect to any fiscal quarter. The Board of Directors of our general partner reviews the level of Available Cash each quarter based upon information provided by management.

On October 21, 2009, we declared a quarterly distribution of $0.0675 per unit, or $0.27 on an annualized basis, on all common units and general partner units in respect of the fourth quarter of fiscal 2009 payable on November 13, 2009 to holders of record on November 5, 2009. The total quarterly distribution is $4.9 million.

(See Part II—Item 5. Market for Registrant’s Units and Related Matters—Partnership Distribution Provisions and Note 5 Quarterly Distribution of Available Cash)

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

Reserves for income taxes under FASB ASC 740-10-05 Income Taxes Topic (“FIN 48”) are not included in the table because we cannot reasonably predict the ultimate timing of settlement of our reserves for income taxes with the respective taxing authorities.

The table below summarizes the payment schedule of our contractual obligations at September 30, 2009 (in thousands):

	Payments Due by Fiscal Year
	Total	2010	2011 and 2012	2013 and 2014	Thereafter
Long-term debt obligations	$133,112	$—	$—	$133,112	$—
Capital lease obligations (a)	53	53		—	—
Operating lease obligations (b)	50,522	8,965	15,236	12,364	13,957
Purchase obligations (c)	15,659	7,177	8,462	20	—
Interest obligations (d)	51,659	15,081	29,787	6,791	—
Long-term liabilities reflected on the balance sheet (e)	4,773	369	700	700	3,004

	$255,778	$31,645	$54,185	$152,987	$16,961

(a)	Represents various third party capital leases for trucks.
(b)	Represents various operating leases for office space, trucks, vans and other equipment with third parties.
(c)	Represents non-cancelable commitments as of September 30, 2009 for operations such as customer related stationary and voice and data phone/computer services.
(d)	Reflects 10.25% interest obligations on our $133.1 million senior notes due February 2013 and the unused commitment fee on the revolving credit facility.
(e)	Reflects long-term liabilities excluding a pension accrual of approximately $24.7 million. Under current prescribed regulatory minimum funding requirements, we have satisfied the minimum funding obligations related to our pension plans for fiscal 2009 and we estimate minimum cash contributions of $13.2 million, $4.3 million, $3.6 million, $3.3 million and $3.2 million, for fiscal 2010, 2011, 2012, 2013 and 2014 respectively.

Recent Accounting Pronouncements

In the first quarter of fiscal 2009, the Partnership adopted the provisions of FASB ASC 820-10 Fair Value Measurements and Disclosure topic (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

In the second quarter of fiscal 2009, the Partnership adopted the provisions of FASB ASC 815-10-50 Derivatives and Hedging topic, Disclosure subtopic (SFAS No. 161) which amends and expands the disclosure requirements of FASB ASC 815-10-05 Derivatives and Hedging topic (SFAS No. 133). This standard also established qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

In the third quarter of fiscal 2009, the Partnership adopted the provisions of FASB ASC 855-10 Subsequent Events topic (SFAS No. 165). This standard established disclosures, principles and requirements for events that occur after the balance sheet date but before financial statements are issued.

In December 2007, the FASB issued a revision to FASB ASC 805-10 Business Combinations (SFAS No. 141R). This standard establishes in a business combination principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired, liabilities assumed, and any noncontrolling interests. It is effective in fiscal years beginning after December 15, 2008. The Partnership is required to adopt this standard in fiscal 2010. The Partnership is currently assessing its impact.

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

Our significant accounting policies are discussed in Note 3. to the Consolidated Financial Statements. We believe the following are our critical accounting policies and estimates:

Goodwill and Other Intangible Assets

We calculate amortization using the straight-line method over periods ranging from five to ten years for intangible assets with definite useful lives based on historical statistics. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. From time to time, we engage a third party valuation firm to ascertain asset values for intangible assets. We assess the useful lives of intangible assets based on the estimated period over which we will receive benefit from such intangible assets such as historical evidence regarding customer churn rate. In some cases, the estimated useful lives are based on contractual terms. At September 30, 2009, we had $20.5 million of net intangible assets subject to amortization. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if lives were shortened by one year, we estimate that amortization for these assets for fiscal 2009 would have increased by approximately $0.9 million.

FASB ASC 350-10-05 Intangibles-Goodwill and Other topic (SFAS No. 142) requires goodwill to be assessed at least annually for impairment. These assessments involve management’s estimates of future cash flows, market trends and other factors to determine the fair value of the reporting unit, which includes the goodwill to be assessed. If the carrying amount of goodwill exceeds its implied fair value and is determined to be impaired, an impairment charge is recorded to write-down goodwill to its fair value. At September 30, 2009, we had $182.9 million of goodwill. Intangible assets with finite lives must be assessed for impairment whenever changes in circumstances indicate that the assets may be impaired. Similar to goodwill, the assessment for impairment requires estimates of future cash flows related to the intangible asset. To the extent the carrying value of the assets exceeds its future undiscounted cash flows, an impairment loss is recorded based on the fair value of the asset.

We test the carrying amount of goodwill annually during the fourth fiscal quarter. It was determined based on this analysis that there was no goodwill impairment as of August 31, 2009. The preparation of this analysis was based upon management’s estimates and assumptions, and future impairment calculations would be affected by actual results that are materially different from projected amounts. To provide for a sensitivity of the discount rates and transaction multiples used, ranges of high and low values are employed in the analysis, with the low values examined to ensure that a reasonably likely change in an assumption would not cause the Partnership to reach a different conclusion.

Although the Partnership believes that its projections reflect its best estimates of future performance, changes in estimated revenues, per gallon margins or discount rates may have an impact on the estimated fair value. Any increase in estimated cash flows or a decrease in the discount rate would not have an impact on the carrying value of the goodwill. A decrease in future estimated cash flows or an increase in the discount rate could require the Partnership to determine whether the recognition of a goodwill impairment charge would be required.

The Partnership estimates the fair value of its sole reporting unit utilizing two generally accepted approaches: the Income Approach and the Market Approach (which is a combination of the Market Comparable and the Market Transaction Approaches).

The Income Approach uses management’s projections of cash flows, market trends and other factors to determine the value of the reporting unit based on discounted cash flows. The Partnership’s discount rate was calculated based on the weighted average cost of capital, using inputs of comparable companies in the same industry. The Partnership’s conclusion of the fair value of the reporting unit was supported based on a sensitivity analysis performed using a range of discount rates and terminal multiples.

The Market Comparable Approach determines a fair value of the reporting unit based on comparable companies in similar industries, whose securities are actively traded in public markets. A financial multiple range was calculated and applied to the financial metrics of the Partnership. The Partnership’s conclusion was supported using the high and low range of multiples applied.

The Market Transaction Approach determines a fair value of the reporting unit based on exchange prices in actual sales and purchases of comparable businesses. A transaction multiple was calculated and applied to the financial metrics of the Partnership. In addition, a transaction occurring after the analysis date, but before the fiscal year-end was reviewed, and the Partnership’s conclusion of value was supported based on the calculations of these transaction multiples.

In addition, the Partnership performs a reasonableness check of its concluded value for its sole reporting unit by reconciling the results of the goodwill analysis with its market capitalization.

Depreciation of Property, Plant and Equipment

Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from 1 to 40 years. Net property, plant and equipment was $37.5 million at September 30, 2009. If circumstances required a change in estimated useful lives of the assets, it could have a material effect on results of operations. For example, if the remaining estimated useful lives of these assets were shortened by one year, we estimate that depreciation for fiscal 2009 would have increased by approximately $1.2 million.

Fair Values of Derivatives

FASB ASC 815-10-05 Derivatives and Hedging topic (SFAS No. 133), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and FASB ASC 815-10-05 Derivatives and Hedging topic documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under this standard, and the change in fair value of the derivative instruments are recognized in our statement of operations.

We have established the fair value of our derivative instruments using estimates determined by our counterparties and subsequently evaluated them internally using established index prices and other sources. These values are based upon, among other things, future prices, volatility, time-to-maturity value and credit risk. The estimate of fair value we report in our financial statements change as these estimates are revised to reflect actual results, changes in market conditions, or other factors, many of which are beyond our control.

Defined Benefit Obligations

FASB ASC 715-10-05 Compensation-Retirement Benefits topic, requires an employer to (i) measure the funded status of a defined benefit postretirement plan as of the date of its fiscal year-end statement of financial position, (ii) to recognize the overfunded or underfunded status of this plan as an asset or liability in its statement of financial position and (iii) to recognize changes in that funded status in the year which the changes occur through comprehensive income.

This standard requires the Partnership to make assumptions as to the expected long-term rate of return that could be achieved on defined benefit plan assets and discount rates to determine the present value of the plans’ pension obligations. The Partnership evaluates these critical assumptions at least annually.

The discount rate enables the Partnership to state expected future cash flows at a present value on the measurement date. The rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense in the following fiscal year. A 25 basis point decrease in the discount rated used for fiscal 2009 would have increased pension expense by approximately $0.1 million and would have increased the pension liability by another $1.3 million. The discount rate used to determine net periodic pension expense was 7.6% in 2009, 6.2% in 2008, and 5.75% in 2007. The discount rate used in determining end of year pension obligations was 5.4% in 2009, 7.6% in 2008, and 6.2% in 2007. These rates reflect the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of future benefit payments.

We consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets to determine our expected long-term rate of return on pension plan assets. The expected long-term rate of return on assets is developed with input from the Partnership’s qualified actuaries. The long-term rate of return assumption used for determining net periodic pension expense for fiscal 2009 and 2008 was 8.25%. A further 25 basis point decrease in the expected return on assets would have increased pension expense in fiscal 2009 by approximately $0.1 million.

Over the life of the plans, both gains and losses have been recognized by the plans in the calculation of annual pension expense. As of September 30, 2009, $31.2 million of unrecognized losses remain to be recognized by the plans. These losses may result in increases in future pension expense as they are recognized.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks associated with certain investments held by the plans that could impact the value of investments after the date of these financial statements.

In addition, we participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. The Partnership makes timely contributions as required by the plans. Several factors could result in potentially higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants.

Allowance for Doubtful Accounts

We periodically review past due customer accounts receivable balances. After giving consideration to economic conditions, overdue status and other factors, we establish an allowance for doubtful accounts, representing the Partnership’s best estimate of amounts that may not be collectible. Actual losses could differ from management’s estimates.

Insurance Reserves

We currently self-insure a portion of workers’ compensation, auto and general liability claims. We establish reserves based upon expectations as to what our ultimate liability may be for outstanding claims using developmental factors based upon historical claim experience, supplemented by a third-party actuary. We periodically evaluate the potential for changes in loss estimates with the support of qualified actuaries. As of September 30, 2009, we had approximately $34.8 million of insurance reserves. The ultimate resolution of these claims could differ materially from the assumptions used to calculate the reserves, which could have a material adverse effect on results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At September 30, 2009, we had outstanding borrowings totaling $133.1 million, none of which is subject to variable interest rates.

We regularly use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at September 30, 2009, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $7.2 million to a fair market value of $21.6 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $4.7 million to a fair market value of $9.7 million.

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

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2009 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal Control over financial reporting, our management concluded that our internal control over financial reporting was effective as of September 30, 2009. The effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

(c) Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(d) Other.

The General Partner and the Partnership believe that a control system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of September 30, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Partnership Management

The general partner of the Partnership is Kestrel Heat, LLC. The Board of Directors of Kestrel Heat, LLC is appointed by its sole member, Kestrel Energy Partners, LLC. Kestrel Energy Partners, LLC is a private equity investment partnership formed by Yorktown Energy Partners VI, L.P., Paul A. Vermylen and other investors.

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries. Petro Holdings, Inc. is a corporation that is a wholly-owned subsidiary of Star Acquisitions, which is a wholly-owned subsidiary of the Partnership.

Kestrel Heat, LLC as the general partner of the Partnership, oversees the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership or elect the directors of the general partner. The Board of Directors of the general partner has adopted a set of Partnership Governance Guidelines in accordance with the requirements of the New York Stock Exchange. A copy of these Guidelines is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge by contacting Richard F. Ambury, (203) 328-7310.

As of November 30, 2009, Kestrel Heat, LLC and its affiliates owned an aggregate of 12,803,128 common units, representing 17.85% of the issued and outstanding common units, and Kestrel Heat, LLC owned 325,729 general partner units.

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

Directors and Executive Officers of the General Partner

Directors are appointed for one-year terms. The following table shows certain information for directors and executive officers of the general partner as of November 30, 2009:

Name	Age	Position
Paul A. Vermylen, Jr.	62	Chairman, Director
Daniel P. Donovan	63	President, Chief Executive Officer and Director
Richard F. Ambury	52	Chief Financial Officer
Steven J. Goldman	49	Senior Vice President of Operations
Richard G. Oakley	49	Vice President and Controller
Henry D. Babcock (1)	69	Director
C. Scott Baxter (1)	48	Director
Bryan H. Lawrence	67	Director
Sheldon B. Lubar	80	Director
William P. Nicoletti (1)	64	Director

(1)	Audit Committee member

Paul A. Vermylen, Jr. Mr. Vermylen has been the Chairman and a director of Kestrel Heat since April 28, 2006. Mr. Vermylen is a founder of Kestrel and has served as its President and as a manager since July, 2005. Mr. Vermylen had been employed since 1971, serving in various capacities, including as a Vice President of Citibank N.A. and Vice President-Finance of Commonwealth Oil Refining Co. Inc. Mr. Vermylen served as Chief Financial Officer of Meenan Oil Co., L.P. from 1982 until 1992 and as President of Meenan Oil Co., L.P. until 2001, when Meenan was acquired by the Partnership. Since 2001, Mr. Vermylen has pursued private investment opportunities. Mr. Vermylen serves as a director of certain non-public companies in the energy industry in which Kestrel holds equity interests including Downeast LNG, Inc. and Moneta Energy Services Ltd. Mr. Vermylen is a graduate of Georgetown University and has a M.B.A. from Columbia University.

Daniel P. Donovan. Mr. Donovan has been Chief Executive Officer of Kestrel Heat since May 31, 2007 and has been President and director since April 28, 2006. From April 28, 2006 to May 30, 2007 Mr. Donovan was also the Chief Operating Officer of Kestrel Heat. Mr. Donovan was President and Chief Operating Officer of Star Gas from March 2005 until April 28, 2006. From May 2004 to March 2005 he was President and Chief Operating Officer of the Star Gas heating oil segment. Mr. Donovan held various management positions with Meenan Oil Co. LP, from January 1980 to May 2004, including Vice President and General Manager from 1998 to 2004. Mr. Donovan worked for Mobil Oil Corp. from 1971 to 1980. His last position with Mobil was President and General Manager of its heating oil subsidiary in New York City and Long Island. Mr. Donovan is a graduate of St. Francis College in Brooklyn, New York and received an M.B.A. from Iona College.

Richard F. Ambury. Mr. Ambury has been Chief Financial Officer, Treasurer and Secretary of Kestrel Heat since April 28, 2006. Mr. Ambury was Chief Financial Officer, Treasurer and Secretary of Star Gas from May 2005 until April 28, 2006. From November 2001 to May 2005, Mr. Ambury was Vice President and Treasurer of Star Gas. From March 1999 to November 2001, Mr. Ambury was Vice President of Star Gas Propane, L.P. From February 1996 to March 1999, Mr. Ambury served as Vice President—Finance of Star Gas Corporation, predecessor general partner. Mr. Ambury was employed by Petro from June 1983 through February 1996, where he served in various accounting/finance capacities. From 1979 to 1983, Mr. Ambury was employed by a predecessor firm of KPMG, a public accounting firm. Mr. Ambury has been a Certified Public Accountant since 1981 and is a graduate of Marist College.

Steven J. Goldman. Mr. Goldman has been Senior Vice President of Operations of the Partnership since May 31, 2007. Mr. Goldman was Vice President of Operations of Petro Holdings, Inc. from July 2004 until May 31, 2007. From February 2000 to June 2004, Mr. Goldman held various operating management positions with Petro Holdings, Inc. Prior to joining Petro Holdings, Inc. as a General Manager in 2000, Mr. Goldman worked for United Parcel Service from 1982 to 2000. Mr. Goldman has also held various positions within the management of companies in industrial engineering and those with international operations. Mr. Goldman is a graduate of the State University of New York at Stony Brook.

Richard G. Oakley. Mr. Oakley has been Vice President and Controller of Kestrel Heat since May 22, 2006. From September 1982 until May 2006 he held various positions with Meenan Oil Co. LP, most recently that of Controller since 1993. Mr. Oakley is a graduate of Long Island University.

Henry D. Babcock. Mr. Babcock has been a director of Kestrel Heat since April 28, 2006. Mr. Babcock is Chairman of Train, Babcock Advisors LLC, a privately owned registered investment advisor. He joined the firm in 1976, became a partner in 1980 and CEO in 1999. Prior to this, he ran an affiliated venture capital company that was active the in the U.S. and abroad. Mr. Babcock is a graduate of Yale University and received an MBA from Columbia University. He serves on the Education Leadership Council of Save the Children and is a director of the Caumsett Foundation.

C. Scott Baxter. Mr. Baxter has been a director of Kestrel Heat since April 28, 2006. Mr. Baxter is currently the Managing Director & Head of Global Energy Group for Houlihan Lokey , headquartered in New York City. Prior to Houlihan, he was the Managing Partner for Green River Energy Partners, LLC. Green River was a principal investing firm, which invested in public and private equity in energy and was founded in 2005. From 2002 to 2005, he was a founding partner of Baxter Bold & Company, a corporate energy M&A and private equity advisory firm. From 1999 through 2001, he was Head of Americas for the Global Energy Investment Banking Group of JPMorgan. From 1989 to 1999, Mr. Baxter worked for Salomon Smith Barney’s Global Energy Investment Banking Group where he was a Managing Director. Mr. Baxter holds a B.S. degree in Economics from Weber State University where he graduated cum laude, and received an MBA degree from the University of Chicago Graduate School of Business. From 2002 to 2005 Mr. Baxter was also an adjunct professor of finance at Columbia University’s Graduate School of Business.

Bryan H. Lawrence. Mr. Lawrence has been a director of Kestrel Heat since April 28, 2006 and as a manager of Kestrel since July, 2005. Mr. Lawrence is a founder and senior manager of Yorktown, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc., where Mr. Lawrence was employed beginning in 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Approach Resources, Inc., Crosstex Energy, Inc., Hallador Petroleum Company (each a United States publicly traded company), Winstar Resources Ltd. (a Canadian public company) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence also serves as a director of Crosstex Energy GP, LLC, the general partner of Crosstex Energy, L.P. (a United States publicly traded company). Mr. Lawrence is a graduate of Hamilton College and received an M.B.A. from Columbia University.

Sheldon B. Lubar. Mr. Lubar has been a director of Kestrel Heat since April 28, 2006 and a manager of Kestrel since July, 2005. Mr. Lubar has been Chairman of the board of Lubar & Co. Incorporated, a private investment and venture capital firm he founded, since 1977. He was Chairman of the board of Christiana Companies, Inc., a logistics and manufacturing company, from 1987 until its merger with Weatherford International in 1995. Mr. Lubar had also been Chairman of Total Logistics, Inc., a logistics and manufacturing company until its acquisition in 2005 by SuperValu Inc. He has served as a director of Crosstex Energy, Inc. since January 2004; Approach Resources, Inc. since June 2007 and Crosstex Energy GP, LLC, the General Partner of Crosstex Energy, L.P. He is also a director of several private companies. Mr. Lubar holds a bachelor’s degree in Business Administration and a Law degree from the University of Wisconsin-Madison. He was awarded an honorary Doctor of Commercial Science degree from the University of Wisconsin-Milwaukee.

William P. Nicoletti. Mr. Nicoletti has been a director of Kestrel Heat since April 28, 2006. Mr. Nicoletti was the non-executive chairman of the board of Star Gas from March 2005 until April 28, 2006. Mr. Nicoletti was a director of Star Gas from March 1999 until April 28, 2006 and was a director of Star Gas Corporation, the predecessor general partner from November 1995 until March 1999. Since February 1, 2009, he has been a Managing Director of Parkman Whaling LLC, a Houston, Texas based energy investment banking firm. Previously, he was Managing Director of Nicoletti & Company, Inc., a private investment banking firm. Mr. Nicoletti was formerly a senior officer and head of Energy Investment Banking for E. F. Hutton & Company, Inc., PaineWebber Incorporated and McDonald Investments, Inc. Mr. Nicoletti is a director of MarkWest Energy Partners, L.P. Mr. Nicoletti is a graduate of Seton Hall University and received an M.B.A. from Columbia University.

Director Independence

It is the policy of the Board of Directors that the number of independent Directors that comprise the Board shall at all times equal at least three Directors or such higher number as may be necessary to comply with the applicable federal securities law requirements. For the purposes of this policy, “independent director” shall have the meaning set forth in Section 10A(m) of the Securities Exchange Act of 1934, as amended, any applicable stock exchange rules and the rules and regulations promulgated in the Partnership governance guidelines available on its webpage www.Star-Gas.com. Messrs. Nicoletti, Babcock, and Baxter are independent Directors.

Meetings of Directors

During fiscal 2009, the Board of Directors of Kestrel Heat, LLC met five times. All directors attended each meeting except for one meeting where one director did not attend.

Committees of the Board of Directors

Kestrel Heat, LLC’s Board of Directors has one standing committee, the Audit Committee. Its members are appointed by the Board of Directors for a one-year term and until their respective successors are elected. The NYSE corporate governance standards do not require limited partnerships to have a Nominating or Compensation Committee.

Audit Committee

William P. Nicoletti, Henry D. Babcock and C. Scott Baxter have been appointed to serve on the Audit Committee of the general partner’s Board of Directors, which has adopted an Audit Committee Charter. Mr. Nicoletti serves as chairman of the Audit Committee. A copy of this charter is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge by contacting Richard F. Ambury (203) 328-7310. The Audit Committee reviews the external financial reporting of the Partnership, selects and engages the Partnership’s independent registered public accountants and approves all non-audit engagements of the independent registered public accountants.

Members of the Audit Committee may not be employees of Kestrel Heat, LLC’s or its affiliated companies and must otherwise meet the New York Stock Exchange and SEC independence requirements for service on the Audit Committee. The Board of Directors has determined that Messrs. Nicoletti, Babcock and Baxter are independent directors in that they do not have any material relationships with the Partnership (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Partnership) and they otherwise meet the independence requirements of the NYSE and the SEC. The Partnership’s Board of Directors has also determined that at least one member of the Audit Committee, Mr. Nicoletti, meets the SEC criteria of an “audit committee financial expert.”

During fiscal 2009, the Audit Committee of Kestrel Heat, LLC met six times. All members attended each meeting except for two meetings where one director did not attend.

Reimbursement of Expenses of the General Partner

The general partner does not receive any management fee or other compensation for its management of the Partnership. The general partner is reimbursed for all expenses incurred on behalf of the Partnership, including the cost of compensation, which is properly allocable to the Partnership. The Partnership’s partnership agreement provides that the general partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the general partner in its sole discretion. In addition, the general partner and its affiliates may provide services to the Partnership for which a reasonable fee would be charged as determined by the general partner. There were no reimbursements in fiscal year 2009.

Adoption of Code of Business Conduct and Ethics

The Partnership has adopted a written Code of Business Conduct and Ethics that applies to the Partnership’s officers, directors and employees. A copy of the Code of Business Conduct and Ethics is available on the Partnership’s website at www.Star-Gas.com or a copy may be obtained without charge, by contacting Investor Relations, (203) 328-7310.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on copies of reports furnished to us, we believe that during fiscal year 2009, all reporting persons complied with the Section 16(a) filing requirements applicable to them.

Non-Management Directors and Interested Party Communications

The non-management directors on the Board of Directors of the general partner are Messrs. Babcock, Baxter, Lawrence, Lubar, Nicoletti and Vermylen. The non-management directors have selected Mr. Vermylen, the Chairman of the Board, to serve as lead director to chair executive sessions of the non-management directors. Interested parties who wish to contact the non-management directors as a group may do so by contacting Paul A. Vermylen, Jr. c/o Star Gas Partners, L.P., 2187 Atlantic Street, Stamford, CT 06902.

Officer Certification Requirements

The Partnership’s chief executive officer submitted to the NYSE the CEO certification required pursuant to Section 303A 12(a) of the NYSE rules for the fiscal year ended September 30, 2008.

This annual report on Form 10-K includes as exhibits the certifications of the Partnership’s chief executive officer and chief financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

The Partnership’s Amended and Restated Agreement of Limited Partnership provides that the general partner of the Partnership, Kestrel Heat, LLC, shall conduct, direct and manage all activities of the Partnership. The limited liability company agreement of the general partner provides that the business of the general partner shall be managed by a Board of Directors. The responsibility of the Board is to supervise and direct the management of the Partnership in the interest and for the benefit of the Partnership’s unitholders. Among the Board’s responsibilities is to regularly evaluate the performance and to approve the compensation of the Chief Executive Officer and, with the advice of the Chief Executive Officer, regularly evaluate the performance and approve the compensation of key executives.

As a limited partnership that is listed on the New York Stock Exchange, the Partnership is not required to have a Compensation Committee. Since the Chairman of the general partner and the majority of the Board are not employees, the Board determined that it has adequate independence to act in the capacity of a Compensation Committee to establish and review the compensation of the Partnership’s executive officers and directors. The Board is comprised of Paul A. Vermylen Jr. (Chairman), Daniel P. Donovan (President and Chief Executive Officer), Henry D. Babcock, C. Scott Baxter, Bryan H. Lawrence, Sheldon B. Lubar, and William P. Nicoletti.

Throughout this Report, each person who served as chief executive officer (“CEO”) during fiscal 2009, each person who served as chief financial officer (“CFO”) during fiscal 2009 and the two other most highly compensated executive officers serving at September 30, 2009 (there being no other executive officers who earned more than $100,000 during fiscal 2009) are referred to as the “named executive officers” and are included in the Summary Compensation Table below.

In this Compensation Discussion and Analysis, we address the compensation paid or awarded to Messrs. Donovan, Ambury, Goldman, and Oakley. We refer to these executive officers as our “named executive officers.”

Compensation decisions for the above officers were made by the Board of Directors of the Partnership.

COMPENSATION PHILOSOPHY AND POLICIES

The primary objectives of the Partnership’s compensation program, including compensation of the named executive officers, are to attract and retain highly qualified officers, employees and directors and to reward individual contributions to our success. The Board of Directors considers the following policies in determining the compensation of the named executive officers:

•	compensation should be related to the performance of the individual executive and the performance measured against both financial and non-financial achievements;

•	compensation levels should be competitive to ensure that we will be able to attract, motivate and retain highly qualified executive officers; and

•	compensation should be related to improving unitholder value.

Compensation Methodology

The elements of the Partnership’s compensation program for named executive officers are intended to provide a total incentive package designed to drive performance and reward contributions in support of business strategies at the Partnership and operating unit level. Subject to the terms of employment agreements that have been entered into with the named executive officers, all compensation determinations are discretionary and subject to the decision-making authority of the Board of Directors. We do not use benchmarking as a fixed criteria to determine compensation. Rather, after subjectively setting compensation based on the above factors, we reviewed the compensation paid to officers holding similar positions at our peer group companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. Our peer group of companies was comprised of the following companies: Amerigas Partners, L.P., Suburban Propane Partners, L.P., Inergy Holdings, L.P., Ferrellgas Partners, L.P. and Global Partners, L.P. We chose these companies because they are master limited partnerships that are engaged in the retail distribution of energy products like the Partnership.

Elements of Executive Compensation

For the fiscal year ended September 30, 2009, the principal components of compensation for the named executive officers were:

•	base salary;

•	annual discretionary profit sharing allocation;

•	long-term management incentive compensation plan; and

•	retirement and health benefits.

Under our compensation structure, the mix of base salary, discretionary profit sharing allocation and long-term compensation provided to each executive officer varies depending on their position. The base salary for each executive officer is the only fixed component of compensation. All other compensation, including annual discretionary profit sharing allocation and long-term incentive compensation, is variable in nature.

For the CEO and the CFO, approximately 50% of the annual compensation is in the form of base salary and approximately 50% is from the discretionary profit sharing allocation. For the Vice President of Operations, approximately 60% of the annual compensation is in the form of base salary and 40% is from the discretionary profit sharing allocations. For the Vice President- Controller, approximately 65% of the annual compensation is in the form of base salary and 35% is from the discretionary profit sharing allocations. Since (as described below) no amounts were payable in fiscal 2009 under the terms of the long-term incentive plan, the Partnership’s compensation allocation in fiscal 2009 was 100% base salary and annual discretionary profit sharing allocation. In future fiscal years, the Partnership will also consider the percentage of overall compensation to be allocated to the long term incentive plan awards based upon the Partnership’s expected ability to make distributions under this plan, as described below.

We believe that together all of our compensation components provide a balanced mix of base compensation and compensation that is contingent upon each executive officer’s individual performance and our overall performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits, while rewarding them through incentive compensation to achieve business objectives and create unitholder value. As a result, officers with lower overall compensation levels will tend to have a higher percentage of base compensation. We believe that each of our compensation components is important in achieving this goal. Base salaries provide executives with a base level of monthly income and security. Annual discretionary profit sharing allocations motivate executives to drive our financial performance. Long-term incentive awards link the interests of our executives with our unitholders, which motivates our executives to create unitholder value. In addition, we want to ensure that our compensation programs are appropriately designed to encourage executive officer retention, which is accomplished through all of our compensation elements.

Base Salary

The Board of Directors establishes base salaries for the named executive officers based on a number of factors, including:

•	The historical salaries for services rendered to the Partnership and responsibilities of the named executive officer.

•	The salaries of equivalent executive officers at our peer group companies.

•	The prevailing levels of compensation and cost of living in the location in which the named executive officer works.

In determining the initial base compensation payable to individual named executive officers when they are first hired by the Partnership, our starting point is the historical compensation levels that the Partnership has paid to officers performing similar functions over the past few years. We also consider the level of experience and accomplishments of individual candidates and general labor market conditions, including the availability of candidates to fill a particular position. When we make adjustments to the base salaries of existing named executive officers, we review the individual’s performance, the value each named executive officer brings to us and general labor market conditions.

Elements of individual performance considered, among others, without any specific weighting given to each element, include business-related accomplishments during the year, difficulty and scope of responsibilities, effective leadership, experience, expected future contributions to the Partnership and difficulty of replacement. While base salary provides a base level of compensation intended to be competitive with the external market, the base salary for each named executive officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. Although we believe that base salaries for our named executive officers are generally competitive with the external market, we do not use benchmarking as a fixed criteria to determine base compensation. Rather, after subjectively setting base salaries based on the above factors, we review the compensation paid to officers holding similar positions at our peer group companies to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. The Partnership also takes into account geographic differences for similar positions in the New York Metropolitan area. While cost of living is considered in determining annual increases, the Partnership does not typically provide full cost of living adjustments as salary increases are constrained by budgetary restrictions and the ability to fund the Partnership’s current cash needs such as interest expense, maintenance capital, income taxes and distributions.

Profit Sharing Allocations

The Partnership maintains a profit sharing pool for employees, including named executive officers, which in fiscal 2009 was equal to approximately 6.0% of the Partnership’s earnings before income taxes, depreciation and amortization, excluding items affecting comparability (“adjusted EBITDA”). The annual discretionary profit sharing allocations paid to the named executive officers are payable from this pool. The size of the pool fluctuates based upon upward or downwards changes in adjusted EBITDA. The amount of cash paid to the named executive officers under the plan is based on the target percentages of overall compensation described above under the caption “Elements of Executive Compensation.” Depending upon the size of the profit sharing pool, the amount paid to the named officers could be more or less.

There are no set formulas for determining the amount payable to our named executive officers from the profit sharing plan. Factors considered by our CEO and the Board in determining the level of bonus compensation generally include, without assigning a particular weight to any factor:

(i)	whether or not we achieved certain budgeted goals for the year and any material shortfalls or superior performances relative to expectations. Under the plan, no profit sharing was payable with respect to fiscal 2009 unless the Partnership achieved actual adjusted EBITDA for fiscal 2009 of at least 70% of the amount of budgeted adjusted EBITDA for fiscal 2009. The budget is developed annually using a bottom up process;

(ii)	the level of difficulty associated with achieving such objectives based on the opportunities and challenges encountered during the year and;

(iii)	significant transactions or accomplishments for the period not included in the goals for the year.

Our CEO takes these factors into consideration as well as the relative contributions of each of the named executive officers to the year’s performance in developing his recommendations for bonus amounts. Based on such assessment, our CEO submits recommendations to the Board of Directors for the annual profit sharing amounts to be paid to our named executive officers, for the Board’s review and approval. Similarly, the Chairman assesses the CEO’s contribution toward meeting the Partnership’s goals based upon the above factors, and recommends to the Board of Directors a bonus for the CEO it believes to be commensurate with such contribution.

The Board of Directors retains the ultimate discretion to determine whether the named executive officers will receive annual discretionary bonuses based upon the factors discussed above.

Long-Term Management Incentive Compensation Plan

The long-term compensation structure is intended to align the employee’s performance with the long-term performance of our unitholders. In fiscal 2007, following the Partnership’s recapitalization, the Board of Directors adopted the Management Incentive Compensation Plan (the “Plan”) for employees of the Partnership. Under the Plan, employees who participate shall be entitled to receive a pro rata share of an amount in cash equal to:

•

50% of the distributions (“Incentive Distributions”) of Available Cash in excess of the minimum quarterly distribution of $0.0675 per unit otherwise distributable to Kestrel Heat pursuant to the Partnership Agreement on account of its general partner units; and

•

50% of the cash proceeds (the “Gains Interest”) which Kestrel Heat shall receive from the sale of its general partner units (as defined in the Partnership Agreement), less expenses and applicable taxes.

The pro rata share payable to each participant under the Plan is based on the number of participation points as described under “Fiscal 2009 Compensation Decisions - Long-Term Management Incentive Plan.” The amount paid in Incentive Distributions is governed by the partnership agreement and the calculation of Available Cash. The Partnership was not required under its partnership agreement to make any distributions of available cash until after September 30, 2008. Commencing with the fiscal quarter ending December 31, 2008 (the first quarter of fiscal 2009), Available Cash from Operating Surplus (as defined in our partnership agreement) is distributed to the holders of the Partnership’s common units and general partner units in the following manner:

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

Available Cash, as defined in our partnership agreement, generally means all cash on hand at the end of the relevant fiscal quarter less the amount of cash reserves established by the Board of Directors of our general partner in its reasonable discretion for future cash requirements. These reserves are established for the proper conduct of our business, including acquisitions, the payment of debt principal and interest and for distributions during the next four quarters and to comply with applicable law and the terms of any debt agreements or other agreements to which we are subject. The Board of Directors of our general partner reviews the level of Available Cash each quarter based upon information provided by management.

To fund the benefits under the Plan, Kestrel Heat has agreed to forego receipt of the amount of Incentive Distributions that are payable to plan participants. For accounting purposes, amounts payable to management under this Plan will be treated as compensation and will reduce both EBITDA and net income but not adjusted EBITDA. Kestrel Heat has also agreed to contribute to the Partnership, as a contribution to capital, an amount equal to the Gains Interest payable to participants in the Plan by the Partnership. The Partnership is not required to reimburse Kestrel Heat for amounts payable pursuant to the Plan.

The Plan is administered by the Partnership’s Chief Financial Officer under the direction of the Board or by such other officer as the Board may from time to time direct. Determination of the employees that participate in the Plan is under the sole discretion of the Board of Directors. In general, no payments will be made under this plan if the Partnership is not distributing cash under the Incentive Distributions described above.

The Board of Directors reserves the right to amend, change or terminate the Plan at any time. Without limiting the foregoing, the Board of Directors reserves the right to adjust the amount of Incentive Distributions to be allocated to the Bonus Pool if in its judgment extenuating circumstances warrant adjustment from the guidelines, and to change the timing of any payments due thereunder at any time in its sole discretion.

While certain management employees have already been allocated participation points, the Partnership did not make any Incentive Distributions during fiscal 2009 so the plan participants, which include the named executives, did not receive any distributions under this plan during this period. With regard to the Gains Interest, Kestrel Heat has not given any indication that it will sell its General Partner Units within the next twelve months. Thus the Plan’s value attributable to the Gains Interest currently cannot be determined.

Retirement and Health Benefits

The Partnership offers a health and welfare and retirement program to all eligible employees. The named executive officers are generally eligible for the same programs on the same basis as other employees of the Partnership. The Partnership maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Under the Partnership’s 401(k) plan, subject to IRS limitations, each participant can contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% (to a maximum of 5.5% for participants who had 10 or more years of service at the time the Defined Benefit Plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation, also subject to IRS limitations.

In addition, the Partnership has two frozen defined benefit pension plans that were maintained for all its eligible employees, including the named executive officers. The present value of accumulated benefits under these frozen defined benefit pension plans for each named executive officer is provided in the table labeled, Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits.

Fiscal 2009 Compensation Decisions

For fiscal 2009, the foregoing elements of compensation were applied as follows:

Base Salary

The following table sets forth each named executive officer’s base salary as of October 1, 2009 and the percentage increase in his base salary over October 1, 2008. The base salaries for our named executive officers were determined prior to fiscal 2009, based upon the factors discussed under the caption “Base Salary.” The increases in such base salaries that were granted in fiscal 2009 were generally intended to reflect continued improvement in the Partnership’s operating results. The average percentage increase in base salary for executives in our peer group was 4.1%.

Name	Salary	Percentage Over Prior Year
Daniel P. Donovan	$391,000	2.1%
Richard F. Ambury	$306,000	2.0%
Steven Goldman	$287,000	2.1%
Richard G. Oakley	$205,600	3.0%

Annual Discretionary Profit Sharing Allocation

Based on our CEO’s annual performance review and the individual performance of each of our named executive officers, our Board approved the annual profit sharing allocation reflected in the “Summary Compensation Table” and notes thereto. The aggregate profit sharing amounts reflected in the Summary Compensation Table are approximately 88.3% higher than the bonus amounts for fiscal 2008. One of the Partnership’s primary performance measure is Adjusted EBITDA. Adjusted EBITDA for fiscal year 2009 increased by $30.3 million or, 54.5%, to $85.8 million. The average percentage increase in EBITDA for companies in our peer group was 13.8%.

Long-Term Management Incentive Compensation Plan

In October 2006, the Board awarded 1,000 participation points in the Plan to certain officers, including the following points to the following current and former named executive officers: Joseph Cavanaugh - 233 1/3, Dan Donovan - 233 1/3, Richard Ambury - 233 1/3, and Steven Goldman - 100.

In fiscal year 2007, Mr. Cavanaugh’s points were reallocated upon his retirement as provided for in the Plan and additional participation points were given to certain officers, increasing the Plan’s total participation points to 1,025. The named executive officers have participation points in the Plan are as follows: Dan Donovan - 300, Richard Ambury - 235, Steven Goldman - 150, and Richard Oakley - 30.

The participation points were awarded based on the length of service and level of responsibility of the named executive and the Partnership’s desire to retain the named executives, which is in the long-term best interest of the Partnership. In general, the largest awards were granted to the CEO and CFO, who were the most senior participants in the plan and each of whom had more than 25 years service with the Partnership and lesser awards were granted to the remaining participants, based upon their level of responsibility and length of service, without using a fixed formula to set such awards.

In fiscal 2009, no additional participation points were awarded under the Plan and no amounts were paid to the named executive officers.

Retirement and Health Benefits

There were no changes to the retirement and health benefits applicable to the named executive officers in fiscal 2009.

Employment Contracts and Severance Agreements

Agreement with Daniel P. Donovan

The Partnership entered into an employment agreement with Mr. Donovan effective as of May 31, 2007. Mr. Donovan’s employment agreement has a term of three-years ending on May 31, 2010, or unless otherwise terminated in accordance with the employment agreement. Mr. Donovan will serve as President and Chief Executive Officer of the Partnership and its subsidiaries. The employment agreement provides for one year’s salary as severance if Mr. Donovan’s employment is terminated without cause or by Mr. Donovan for good reason.

Agreement with Richard F. Ambury

The Partnership entered into an employment agreement with Mr. Ambury effective as of April 28, 2008. Mr. Ambury will serve as Chief Financial Officer and Treasurer of the Partnership and its subsidiaries. The employment agreement provides for one year’s salary as severance if Mr. Ambury’s employment is terminated without cause or by Mr. Ambury for good reason.

Agreement with Steven Goldman

Effective May 31, 2007 Steven Goldman was appointed the Senior Vice President of Operations of the Partnership. On December 3, 2007 Mr. Goldman entered into an employment agreement that provides for one year’s salary as severance if his employment is terminated without cause or by Mr. Goldman for good reason.

Agreement with Richard G. Oakley

Effective November 2, 2009, the Partnership entered into an agreement with Mr. Richard G. Oakley pursuant to which Mr. Oakley will continue to be employed as Vice President—Controller on an at-will basis, and provides for one year’s salary as severance if his employment is terminated for reasons other than cause.

Change In Control Agreements

On December 4, 2007, the Board of Directors authorized the Partnership and our general partner to enter into a Change In Control Agreement with the following executive officers: Mr. Donovan, Chief Executive Officer and Mr. Ambury, Chief Financial Officer. Under the terms of each agreement, if the above mentioned executive officer’s employment is terminated as a result of a change in control (as defined in the agreement) that executive officer will be entitled to a payment equal to two times their base annual salary in the year of such termination plus two times the average amount paid as a bonus and/or as profit sharing during the three years preceding the year of such termination. The term change in control means the present equity owners of Kestrel and their affiliates collectively cease to beneficially own equity interests having the voting power to elect at least a majority of the members of the board of directors or other governing board of the general partner of the Partnership or any successor entity to the Partnership. If a change in control were to have occurred as of the date of this report, Mr. Donovan would have received a payment of $1.7 million and Mr. Ambury would have received a payment of $1.3 million.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and senior executives. These agreements provide for us to, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such person under any directors’ and officers’ liability insurance policy we choose, in our discretion, to maintain. These indemnification agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and are in addition to any other rights such person may have under our partnership agreement and the operating agreement of our general partner, and applicable law. We believe these indemnification agreements enhance our ability to attract and retain knowledgeable and experienced executives and independent, non-management directors.

Board of Directors Report

The Board of Directors of the general partner of the Partnership does not have a separate compensation committee. Executive compensation is determined by the Board of Directors. Mr. Donovan is President, Chief Executive Officer and a Director.

The Board of Directors reviewed and discussed with the Partnership’s management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on that review and discussion, the Board of Directors recommends that the Compensation Discussion and Analysis be included in the Partnership’s annual report on Form 10-K for the year ended September 30, 2009.

Paul A. Vermylen, Jr.

Daniel P. Donovan

Henry D. Babcock

C. Scott Baxter

Bryan H. Lawrence

Sheldon B. Lubar

William P. Nicoletti

Executive Compensation Table

The following table sets forth the annual salary compensation, bonus and all other compensation awards earned and accrued by the named executive officers in the fiscal year.

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	Non- Equity Incentive Plan Comp.	Change in Pension Value and Nonqualified Deferred Comp. Earnings(1)	All Other Comp.(2)	Total
Daniel P. Donovan	2009	$388,333		—	—	$615,000	$181,947	$38,004	$1,223,284
President and Chief Executive Officer	2008	$377,667		—	—	$330,000	$(33,326)	$33,321	$707,662
	2007	$325,288	$375,000	—	—		$6,665	$32,905	$739,858

Richard F. Ambury	2009	$302,500		—	—	$485,000	$64,798	$30,722	$883,020
Chief Financial Officer	2008	$292,028		—	—	$260,000	$(19,423)	$27,855	$560,460
	2007	$286,333	$286,000	—	—		$(4,043)	$22,624	$590,914

Steven J. Goldman	2009	$285,000		—	—	$337,000	$—	$33,404	$655,404
Senior Vice President of Operations	2008	$277,000		—	—	$182,000	$—	$30,085	$489,085
	2007	$244,561	$200,000	—	—		$—	$29,415	$473,976

Richard G. Oakley	2009	$199,600		—	—	$150,000	$88,066	$29,284	$466,950
Vice President - Controller	2008	$195,700		—	—	$84,000	$(27,678)	$26,657	$278,679
	2007	$190,000	$96,000	—	—		$(6,595)	$26,703	$306,108

(1)	The Partnership has two frozen defined benefit pension plans where participants are not accruing additional benefits. The change in the named executive’s pension values are non-cash, and reflect normal adjustments resulting from changes in discount rates and government mandated mortality tables.
(2)	All other compensation is subdivided as follows:

Name	Company Match and Core Contribution to 401 (K) Plan ($)	Car Allowance or Monetary Value for Personal Use of Company Owned Vehicle ($)	Total ($)
Daniel P. Donovan	20,679	17,325	38,004
Richard F. Ambury	15,272	15,450	30,722
Steven J. Goldman	16,532	16,872	33,404
Richard G. Oakley	15,734	13,550	29,284

Grants of Plan-Based Awards

None

Outstanding Equity Awards at Fiscal Year-End

None

Option Exercises and Stock Vested

None

Pension Plans Pursuant to Which Named Executive Officers Have an Accumulated Benefit But Are Not Currently Accruing Benefits

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Daniel P. Donovan	Retirement Plan	21	$705,450	$—
Richard F. Ambury	Retirement Plan	13	$126,689	$—
	Supplemental Employee Retirement Plan	—	$24,246	$—
Steve Goldman	Retirement Plan	—	$—	$—
Richard G. Oakley	Retirement Plan	19	$189,873	$—

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

None

Potential Payments upon Termination

If Mr. Donovan’s employment is terminated by the Partnership for reasons other than for cause or if Mr. Donovan terminates his employment for good reason prior to May 31, 2010, he will be entitled to receive one-year’s salary as severance except in the case of a termination following a change in control which is discussed above under “Change in Control Agreements.” For 12 months following the termination of his employment, Mr. Donovan is prohibited from competing with the Partnership or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

If Mr. Ambury’s employment is terminated for reasons other than cause or if Mr. Ambury terminates his employment for a good reason, he will be entitled to receive a severance payment of one year’s salary except in the case of a termination following a change in control which is discussed above under “Change in Control Agreements.” For 12 months following the termination of his employment, Mr. Ambury is prohibited from competing with the Partnership or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

If Mr. Goldman’s employment is terminated by the Partnership for reasons other than for cause, or if Mr. Goldman terminates his employment for good reason, he will be entitled to receive one-years salary as severance. For 12 months following the termination of his employment, Mr. Goldman is prohibited from competing with the Partnership or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

If Mr. Oakley’s employment is terminated by the Partnership without cause, he will be entitled to receive one-year’s salary as severance. For 12 months following the termination of his employment, Mr. Oakley is prohibited from competing with the Partnership or from becoming involved either as an employee, as a consultant or in any other capacity, in the sale of heating oil or propane on a retail basis.

The amounts shown in the table below assume that the triggering event for each named executive officer’s termination or change in control payment was effective as of the date of this report based upon their historical compensation arrangements as of such date. The actual amounts to be paid out can only be determined at the time of such named executive officer’s termination of employment or the Partnerships’ change of control.

Name	Potential Payments Upon Termination	Potential Payments Following a Change of Control
Daniel P. Donovan	$391,000	$1,662,000
Richard F. Ambury	$306,000	$1,299,333
Steve Goldman	$287,000	$—
Richard G. Oakley	$205,600	$—

The employment agreements of the foregoing officers also require that they not reveal confidential information of the Partnership within twelve months following the termination of their employment.

Compensation of Directors

	Director Compensation Table
Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation	Total
Paul A. Vermylen, Jr. (1)	$126,750	—	—	—	$180,121	—	$306,871
Daniel P. Donovan (2)	—	—	—	—	—	—	$—
Henry D. Babcock (3)	$44,250	—	—	—	—	—	$44,250
C. Scott Baxter (3)	$42,750	—	—	—	—	—	$42,750
Bryan H. Lawrence (4)	—	—	—	—	—	—	$—
Sheldon B. Lubar	$30,000	—	—	—	—	—	$30,000
William P. Nicoletti (5)	$50,250	—	—	—	—	—	$50,250

(1)	Mr. Vermylen is non-executive Chairman of the Board.
(2)	Mr. Donovan is a management director and the change in his pension value is already included in the summary compensation table.
(3)	Mr. Babcock and Mr. Baxter are Audit Committee members.
(4)	Mr. Lawrence has chosen not to receive any fees as a director of the general partner of the Partnership.
(5)	Mr. Nicoletti is Chairman of the Audit Committee.

(6)	Mr. Vermylen had participated in one of the Partnership’s frozen defined benefit pension plans. Participants are currently not accruing additional benefits under the frozen plan. The change in the pension value reflects normal non-cash adjustments resulting from changes in discount rates and government mandated mortality tables.

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

The following table shows the beneficial ownership as of November 30, 2009 of common units and general partner units by:

(1) Kestrel and certain beneficial owners;

(2) each of the named executive officers and directors of Kestrel Heat;

(3) all directors and executive officers of Kestrel Heat as a group; and

(4) each person the Partnership knows to hold 5% or more of the Partnership’s units.

Except as indicated, the address of each person is c/o Star Gas Partners, L.P. at 2187 Atlantic Street, Stamford, Connecticut 06902-0011.

	Common Units		General Partner Units
Name	Number	Percentage	Number	Percentage
Kestrel (a)	12,803,128	17.85%	325,729	100.00%
Paul A. Vermylen, Jr.	155,000	*
Daniel P. Donovan	19,500	*
Steven J. Goldman	5,000	*
Richard F. Ambury	12,125	*
Richard G. Oakley	—	—
Henry D. Babcock	96,121	*
C. Scott Baxter	75,000	*
Bryan H. Lawrence	—	—
Sheldon B. Lubar	—	—
William P. Nicoletti	35,000	*

All officers and directors and Kestrel Heat, LLC as a group (10 persons)	13,200,874	18.41%	325,729	100.00%
Bandera Partners LLC (b)	5,020,000	7.00%

(a)	Includes (i) 500,000 common units and 325,729 general partner units owned by Kestrel Heat, and (ii) 12,303,128 common units owned by KM2, as to which Kestrel, in its capacity as sole member of Kestrel Heat and KM2, may be deemed to share beneficial ownership.
(b)	According to a Schedule 13G/A filed with the SEC on February 13, 2009, Bandera Partners LLC is the investment manager of Bandera Master Fund and may be deemed to have beneficial ownership of the common units.
*	Amount represents less than 1%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has a written conflict of interest policy and procedure that requires all officers, directors and employees to report to senior corporate management or the board of directors, all personal, financial or family interest in transactions that involve the individual and the Partnership. In addition, the Partnership Governance Guidelines provide that any monetary arrangement between a director and his or her affiliates (including any member of a director’s immediate family) and the Partnership or any of its affiliates for goods or services shall be subject to approval by the full Board of Directors.

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

Policies Regarding Transactions with Related Persons

Our Code of Business Conduct and Ethics, Partnership Governance Guidelines and Partnership Agreement set forth policies and procedures with respect to transactions with persons affiliated with the Partnership and the resolution of conflicts of interest, which taken together provide the Partnership with a framework for the review and approval of “transactions” with “related persons” as such terms are defined in Item 404 of regulation S-K.

For the years ended September 30, 2009, 2008 and 2007, the Partnership had no related party transactions or agreements pursuant to Item 404 of regulation S-K.

Our Code of Business Conduct and Ethics applies to our directors, officers, employees and their affiliates. It deals with conflicts of interest (e.g., transactions with the Partnership), confidential information, use of Partnership assets, business dealings, and other similar topics. The Code requires officers, directors and employees to avoid even the appearance of a conflict of interest and to report potential conflicts of interest to the Director of Internal Audit.

Our Partnership Governance Guidelines provide that any monetary arrangement between a director and his or her affiliates (including any member of a director’s immediate family) and the Partnership or any of its affiliates for goods or services shall be subject to approval by the full Board of Directors. Although the Partnership Governance Guidelines by their terms only apply to directors the Board intends to apply this requirement to officers and employees and their affiliates.

To the extent that the Board determines that it would be in the best interests of the Partnership to enter into a transaction with a related person, the Board intends to utilize the procedures set forth in the Partnership Agreement for the review and approval of potential conflicts of interest. Our Partnership Agreement provides that whenever a potential conflict of interest exists or arises between the General Partner or any of its Affiliates (including its directors, executive officers and controlling members), on the one hand, and the Partnership or any partner, on the other hand, any resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all partners, and shall not constitute a breach of the Partnership Agreement, of any agreement contemplated therein, or of any duty stated or implied by law or equity, if the resolution or course of action is, or by operation of the Partnership Agreement is deemed to be, fair and reasonable to the Partnership.

Any conflict of interest and any resolution of such conflict of interest shall be conclusively deemed fair and reasonable to the Partnership if such conflict of interest or resolution is (i) approved by a committee of independent directors (the “Conflicts Committee”), (ii) on terms no less favorable to the Partnership than those generally being provided to or available from unrelated third parties or (iii) fair to the Partnership, taking into account the totality of the relationships between the parties involved (including other, transactions that may be particularly favorable or advantageous to the Partnership).

The General Partner (including the Conflicts Committee) is authorized in connection with its determination of what is “fair and reasonable” to the Partnership and in connection with its resolution of any conflict of interest to consider:

(A)	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest;

(B)	any customary or accepted industry practices and any customary or historical dealings with a particular person;

(C)	any applicable generally accepted accounting practices or principles; and

(D)	such additional factors as the General Partner (including the Conflicts Committee) determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees for professional audit services rendered by KPMG LLP including fees for the audit of the Partnership’s annual financial statements for the fiscal years 2009 and 2008, and for fees billed and accrued for other services rendered by KPMG LLP (in thousands).

	2009	2008
Audit Fees (1)	$1,510	$1,548
Tax Fees (2)	481	263

Total Fees	$1,991	$1,811

(1)	Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Partnership
(2)	Tax fees related to services for tax consultation and tax compliance.

Audit Committee: Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors considers and pre-approves any audit and non-audit services to be performed by the Partnership’s independent accountants. The Audit Committee has delegated to its chairman, an independent member of the Partnership’s Board of Directors, the authority to grant pre-approvals of non-audit services provided that the service(s) shall be reported to the Audit Committee at its next regularly scheduled meeting. On June 18, 2003, the Audit Committee adopted its pre-approval policies and procedures. Since that date, there have been no audit or non-audit services rendered by the Partnership’s principal accountants that were not pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

2. Financial Statement Schedule.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page F-1.

3. Exhibits.

See “Index to Exhibits” set forth on the following page.

INDEX TO EXHIBITS

Exhibit Number	Incorp by Ref. to Exh.	Description
3.1	3.1(1)	Amended and Restated Certificate of Limited Partnership

4.1	99.1(2)	Second Amended and Restated Agreement of Limited Partnership

4.2	99.3(3)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership

4.3	*	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership

4.4	99.1(3)	Amended and Restated Unit Purchase Rights Agreement dated as of July 20, 2006

4.5	4.4(17)	First Amendment to Amended and Restated Unit Purchase Rights Agreement dated as of June 7, 2007

4.6	(21)	Second Amendment to Amended and Restated Unit Purchase Rights Agreement dated May 21, 2009.

10.1	10.21(4)	June 2000 Star Gas Employee Unit Incentive Plan†

10.2	10.41(5)	Employment Agreement between Petro Holdings, Inc. and Daniel P. Donovan.†

Exhibit Number	Incorp by Ref. to Exh.	Description
10.3	10.1(6)	Interest Purchase Agreement for the sale of the propane operations

10.4	10.2(6)	Non-Competition Agreement with Inergy

10.5	99.2(9)	Letter Agreement and general release dated March 7, 2005 between Star Gas Partners L.P. and Irik P. Sevin†

10.6	99.1(11)	Unit Purchase Agreement dated as of December 5, 2005 among Star Gas Partners, L.P., Star Gas LLC, Kestrel Energy Partners, LLC, Kestrel Heat, LLC and KM2, LLC

10.7	99.2(2)	Indenture for the new senior notes

10.8	99.3(2)	Amended and Restated Indenture for the existing senior notes

10.9	99.2(3)	Management Incentive Compensation Plan†

10.10	99.4(3)	Form of Indemnification Agreement for Officers and Directors.

10.11	(14)	Approved Dealer / Contractor Agreement dated as of July 11, 2006 by and between AFC First Financial Corporation and Petro Holdings, Inc.

10.12	99.4(13)	Form of Amendment No. 1 to Indemnification Agreement.

10.13	99.1(16)	Employment Agreement between Star Gas Partners, L.P. and Daniel P. Donovan.†

10.14	(18)	Description of 2008 Profit Sharing Plan.†

10.15	(19)	Employment Agreement dated December 3, 2007 between Star Gas Partners, L.P. and Steven J. Goldman.†

10.16	(19)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Daniel P. Donovan.†

10.17	(19)	Change in Control Agreement dated December 4, 2007 between Star Gas Partners, L.P. and Richard F. Ambury.†

10.18	(20)	Employment Agreement dated April 28, 2008 between Star Gas Partners, L.P. and Richard Ambury†

10.19	(22)	Amended and Restated Credit Agreement dated as of July 2, 2009.

10.20	(23)	Agreement dated November 2, 2009 between Star Gas Partners, L.P. and Richard G. Oakley.†

14	(20)	Code of Business Conduct and Ethics

21	*	Subsidiaries of the Registrant

31.1	*	Certification of Chief Executive Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.2	*	Certification of Chief Financial Officer, Star Gas Partners, L.P., pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.3	*	Certification of Chief Executive Officer, Star Gas Finance Company, pursuant to Rule 13a-14(a)/15d-14(a).(1)

31.4	*	Certification of Chief Financial Officer, Star Gas Finance Company, pursuant to Rule 13a-14(a)/15d-14(a).(1)

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Filed Herewith
†	Employee compensation plan.
(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated April 28, 2006.
(3)	Incorporated by reference to an exhibit to the Registrant’s Form 8-K dated July 20, 2006.
(4)	Incorporated by reference to the same Exhibit to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2000.
(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Commission on December 14, 2004.

(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 18, 2004.
(7)	Intentionally Omitted.
(8)	Intentionally Omitted.
(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2005.
(10)	Intentionally Omitted.
(11)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated December 5, 2005.
(12)	Intentionally Omitted.
(13)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 19, 2006.
(14)	Intentionally Omitted.
(15)	Intentionally Omitted.
(16)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated June 1, 2007.
(17)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated June 8, 2007.
(18)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated October 22, 2007.
(19)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Commission on December 7, 2007.
(20)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Commission on December 10, 2008.
(21)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated May 21, 2009.
(22)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated July 7, 2009.
(23)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K dated November 3, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the General Partner has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

STAR GAS PARTNERS, L.P.

By:	KESTREL HEAT, LLC (General Partner)

By:	/s/ Daniel P. Donovan
Daniel P. Donovan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. Donovan Daniel P. Donovan	President and Chief Executive Officer and Director Kestrel Heat, LLC	December 9, 2009

/s/ Richard F. Ambury Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Kestrel Heat, LLC	December 9, 2009

/s/ Richard G. Oakley Richard G. Oakley	Vice President—Controller (Principal Accounting Officer) Kestrel Heat, LLC	December 9, 2009

/s/ Paul A. Vermylen, Jr. Paul A. Vermylen, Jr.	Non-Executive Chairman of the Board and Director Kestrel Heat, LLC	December 9, 2009

/s/ Henry D. Babcock Henry D. Babcock	Director Kestrel Heat, LLC	December 9, 2009

/s/ C. Scott Baxter C. Scott Baxter	Director Kestrel Heat, LLC	December 9, 2009

/s/ Bryan H. Lawrence Bryan H. Lawrence	Director Kestrel Heat, LLC	December 9, 2009

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director Kestrel Heat, LLC	December 9, 2009

/s/ William P. Nicoletti William P. Nicoletti	Director Kestrel Heat, LLC	December 9, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

STAR GAS FINANCE COMPANY
By:	(Registrant)

By:	/s/ Daniel P. Donovan
Daniel P. Donovan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. Donovan Daniel P. Donovan	President, Chief Executive Officer and Director (Principal Executive Officer) Star Gas Finance Company	December 9, 2009

/s/ RICHARD F. AMBURY Richard F. Ambury	Chief Financial Officer (Principal Financial Officer) Star Gas Finance Company	December 9, 2009

/s/ RICHARD G. OAKLEY Richard G. Oakley	Vice President—Controller (Principal Accounting Officer) Star Gas Finance Company	December 9, 2009

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Page
Part II Financial Information:

Item 8—Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2009 and September 30, 2008	F-3

Consolidated Statements of Operations for the years ended September 30, 2009, September 30, 2008 and September 30, 2007	F-4

Consolidated Statements of Partners’ Capital and Comprehensive Income (Loss) for the years ended September 30, 2009, September 30, 2008 and September 30, 2007	F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2009, September 30, 2008 and September 30, 2007	F-6

Notes to Consolidated Financial Statements	F-7 – F-27

Schedules for the years ended September 30, 2009, September 30, 2008 and September 30, 2007

I. Condensed Financial Information of Registrant	F-28 – F-30

II. Valuation and Qualifying Accounts	F-31

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes therein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Star Gas Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Star Gas Partners, L.P. and Subsidiaries (the “Partnership”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules I and II listed in the accompanying index. We also have audited the Partnership’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these consolidated financial statements, the financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Partnership’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Partners, L.P. and Subsidiaries as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2009 in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules I and II listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Star Gas Partners, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Stamford, Connecticut

December 9, 2009

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended September 30,
(in thousands)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$195,160	$178,808
Receivables, net of allowance of $6,267 and $10,821, respectively	58,854	95,691
Inventories	62,636	44,759
Fair asset value of derivative instruments	14,676	7,452
Current deferred tax asset, net	30,135	—
Prepaid expenses and other current assets	15,437	17,589

Total current assets	376,898	344,299

Property and equipment, net	37,494	38,829
Long-term portion of accounts receivables	504	634
Goodwill	182,942	182,011
Intangibles, net	20,468	30,861
Long-term deferred tax asset, net	36,265	—
Deferred charges and other assets, net	9,555	8,799

Total assets	$664,126	$605,433

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$17,103	$16,887
Fair liability value of derivative instruments	665	7,188
Accrued expenses and other current liabilities	64,446	64,670
Unearned service contract revenue	37,121	39,085
Customer credit balances	74,153	85,408

Total current liabilities	193,488	213,238

Long-term debt	133,112	173,752
Other long-term liabilities	31,192	18,466
Partners’ capital
Common unitholders	332,340	219,544
General partner	309	(186)
Accumulated other comprehensive income (loss), net of taxes	(26,315)	(19,381)

Total partners’ capital	306,334	199,977

Total liabilities and partners’ capital	$664,126	$605,433

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
(in thousands, except per unit data)	2009	2008	2007
Sales:
Product	$1,032,812	$1,353,950	$1,088,610
Installations and service	174,001	189,143	178,565

Total sales	1,206,813	1,543,093	1,267,175
Cost and expenses:
Cost of product	708,185	1,081,833	805,441
Cost of installations and service	167,570	175,759	176,118
(Increase) decrease in the fair value of derivative instruments	(13,690)	25,467	(15,664)
Delivery and branch expenses	222,740	211,868	197,513
Depreciation and amortization expenses	19,406	26,784	28,995
General and administrative expenses	22,480	18,077	19,661

Operating income	80,122	3,305	55,111

Interest expense	(17,842)	(20,691)	(20,448)
Interest income	4,205	6,883	8,923
Amortization of debt issuance costs	(2,750)	(2,339)	(2,282)
Gain on redemption of debt	9,706	—	—

Income (loss) from continuing operations before income taxes	73,441	(12,842)	41,304
Income tax expense (benefit)	(57,597)	566	2,002

Income (loss) from continuing operations	131,038	(13,408)	39,302
Loss on sale of discontinued operations, net of income taxes	—	—	(1,061)

Net income (loss)	$131,038	$(13,408)	$38,241

General Partner’s interest in net income (loss)	561	(57)	164

Limited Partners’ interest in net income (loss)	$130,477	$(13,351)	$38,077

Basic and diluted income (loss) per Limited Partner Unit (1):
Continuing operations	$1.43	$(0.18)	$0.51

Net income (loss)	$1.43	$(0.18)	$0.50

Weighted average number of Limited Partner units outstanding:
Basic	75,738	75,774	75,774

Diluted	75,738	75,774	75,774

(1)	See Note 19 Earnings Per Limited Partner Units.

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30, 2009, 2008 and 2007

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2006	75,774	326	$194,818	$(293)	$(21,200)	$173,325
Net income			38,077	164	—	38,241
Unrealized gain on pension plan obligation			—	—	4,765	4,765

Total comprehensive income	—	—	38,077	164	4,765	43,006

Balance as of September 30, 2007	75,774	326	232,895	(129)	(16,435)	216,331
Net loss			(13,351)	(57)	—	(13,408)
Unrealized loss on pension plan obligation			—	—	(2,946)	(2,946)

Total comprehensive loss	—	—	(13,351)	(57)	(2,946)	(16,354)

Balance as of September 30, 2008	75,774	326	219,544	(186)	(19,381)	199,977
Net income			130,477	561	—	131,038
Unrealized loss on pension plan obligation			—	—	(11,854)	(11,854)
Tax affect of unrealized loss on pension plan obligation			—	—	4,920	4,920

Total comprehensive income	—	—	130,477	561	(6,934)	124,104
Distributions			(15,345)	(66)	—	(15,411)
Retirement of units (1)	(637)	—	(2,336)	—	—	(2,336)

Balance as of September 30, 2009	75,137	326	$332,340	$309	$(26,315)	$306,334

(1)	See Note 2—Common Unit Repurchase and Retirement.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
(in thousands)	2009	2008	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$131,038	$(13,408)	$38,241
Loss on sale of discontinued operations	—	—	1,061
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(13,690)	25,467	(15,664)
Depreciation and amortization	22,157	29,123	31,277
Gain on redemption of debt	(9,706)	—	—
Provision for losses on accounts receivable	10,310	11,961	5,726
Change in deferred taxes	(61,355)	—	—
Changes in operating assets and liabilities net of amounts related to acquisitions:
(Increase) decrease in receivables	26,657	(28,002)	5,761
(Increase) decrease in inventories	(17,747)	41,368	(8,222)
(Increase) decrease in other assets	4,230	(8,797)	5,206
Increase (decrease) in accounts payable	216	(1,937)	(2,747)
Increase (decrease) in customer credit balances	(11,964)	13,390	(3,724)
Increase (decrease) in other current and long-term liabilities	(1,691)	2,390	(5,800)

Net cash provided by operating activities	78,455	71,555	51,115

Cash flows provided by (used in) investing activities:
Capital expenditures	(4,334)	(4,145)	(4,850)
Proceeds from sales of fixed assets	159	533	1,948
Acquisitions	(3,393)	(1,876)	(26,352)

Net cash used in investing activities	(7,568)	(5,488)	(29,254)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	—	57,161	—
Revolving credit facility repayments	—	(57,161)	—
Repayment of debt	(30,230)		(96)
Distributions	(15,411)	—	—
Unit repurchase	(2,336)	—	—
Increase in deferred charges	(6,558)	(145)	—

Net cash used in financing activities	(54,535)	(145)	(96)

Net increase (decrease) in cash	16,352	65,922	21,765
Cash and equivalent at beginning of period	178,808	112,886	91,121

Cash and equivalent at end of period	$195,160	$178,808	$112,886

See accompanying notes to consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at September 30, 2009, had outstanding 75.1 million common units (NYSE: “SGU”) representing 99.6% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.4% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil that at September 30, 2009 served approximately 374,000 full-service residential and commercial home heating oil customers, and 7,000 propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 34,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $133.1 million 10.25% Senior Notes, which are due in 2013. The Partnership is dependent on distributions including inter-company interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 11—Long-Term Debt and Bank Facility Borrowings)

2) Common Unit Repurchase and Retirement

On July 21, 2009, the Board of Directors of the Partnership’s General Partner authorized the repurchase of up to 7.5 million of the Partnership’s common units. The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. The program does not have a time limit. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit	Maximum Number (or approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 2009	—	$—	7,500
August 2009	160	$3.59	7,340
September 2009	477	$3.69	6,863

Fiscal year 2009 total	637	$3.67	6,863

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

Cost of Installations and Service

Cost of installations and service includes equipment and material costs, wages and benefits for equipment technicians, dispatchers and other support personnel, subcontractor expenses, commissions and vehicle related costs.

Delivery and Branch Expenses

Delivery and branch expenses include wages and benefits and department related costs for drivers, dispatchers, mechanics, customer service, sales and marketing, compliance, credit and branch accounting, information technology and operational support.

General and Administrative Expenses

General and administrative expenses include wages and benefits and department related costs for human resources, finance and accounting, administrative support and insurance.

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

Net Income (Loss) per Limited Partner Unit

Income per limited partner unit is computed in accordance with FASB ASC 260-10-05 Earnings Per Share topic, Master Limited Partnerships subtopic (EITF 03-6), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The pro forma nature of the allocation required by this standard provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results. However, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit, as the calculation according to this standard results in a theoretical increased allocation of undistributed earnings to the general partner. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, this standard does not have any impact on the Partnership’s net income per limited partner unit calculation. A separate and independent calculation for each quarter and year-to-date period is required.

Until the quarter ended March 31, 2009, either the partners had no rights to accrue or receive distributions, or the earnings of the period did not exceed the aggregate distributions.

Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Inventories

Heating oil and other fuels inventory are stated at the lower of cost or market using the weighted average cost method of accounting. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists and covenants not to compete.

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. In accordance with FASB ASC 350-10-05 Intangibles-Goodwill and Other topic (SFAS No. 142), goodwill and intangible assets with indefinite useful lives are not amortized, but instead are annually tested for impairment. Also in accordance with this standard, intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Partnership performs its annual impairment review during its fiscal fourth quarter or more frequently if events or circumstances indicate that the value of goodwill might be impaired. Customer lists are the names and addresses of an acquired company’s customers. Based on historical retention experience, these lists are amortized on a straight-line basis over seven to ten years.

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

Impairment of Long-lived Assets

The Partnership reviews intangible assets and other long-lived assets in accordance with FASB ASC 360-10-05-4 Property Plant and Equipment topic, Impairment or Disposal of Long-Lived Assets subsection (SFAS No. 144), for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Partnership determines whether the carrying values of such assets are recoverable over their remaining estimated lives through undiscounted future cash flow analysis. If such a review should indicate that the carrying amount of the assets is not recoverable, the Partnership will reduce the carrying amount of such assets to fair value.

Deferred Charges

Deferred charges represent the costs associated with the issuance of debt instruments and are amortized over the lives of the related debt instruments.

Advertising Expense

Advertising costs are expensed as they are incurred. Advertising expenses were $8.4 million, $7.2 million, and $7.1 million in 2009, 2008, and 2007, respectively and are recorded in delivery and branch expenses.

Customer Credit Balances

Customer credit balances represent payments received in advance from customers pursuant to a balanced payment plan (whereby customers pay on a fixed monthly basis) and the payments made have exceeded the charges for heating oil deliveries.

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

As most of the Partnership’s income is derived from its corporate subsidiaries, these financial statements reflect significant federal and state income taxes. For corporate subsidiaries of the Partnership, a consolidated Federal income tax return is filed. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if, based on the weight of available evidence including historical tax losses, it is more likely than not that some or all of deferred tax assets will not be realized.

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installation and service excludes taxes.

Derivatives and Hedging

FASB ASC 815-10-05 Derivatives and Hedging topic (FAS 133) established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under this standard, and the change in fair value of the derivative instruments are recognized in our statement of operations.

Weather Hedge Contract

Weather hedge contract is recorded in accordance with the intrinsic value method defined by FASB ASC 815-45-15 Derivatives and Hedging topic, Weather Derivatives subtopic (EITF 99-2). The premium paid is amortized over the life of the contract and the intrinsic value method is applied at each interim period.

Recent Accounting Pronouncements

In the first quarter of fiscal 2009, the Partnership adopted the provisions of FASB ASC 820-10 Fair Value Measurements and Disclosure topic (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

In the second quarter of fiscal 2009, the Partnership adopted the provisions of FASB ASC 815-10-50 Derivatives and Hedging topic, Disclosure subtopic (SFAS No. 161) which amends and expands the disclosure requirements of FASB ASC 815-10-05 Derivatives and Hedging topic (SFAS No. 133). This standard also established qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

In the third quarter of fiscal 2009, the Partnership adopted the provisions of FASB ASC 855-10 Subsequent Events topic (SFAS No. 165). This standard established disclosures, principles and requirements for events that occur after the balance sheet date but before financial statements are issued.

In December 2007, the FASB issued a revision to FASB ASC 805-10 Business Combinations (SFAS No. 141R). This standard establishes in a business combination principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired, liabilities assumed, and any noncontrolling interests. It is effective in fiscal years beginning after December 15, 2008. The Partnership is required to adopt this standard in fiscal 2010. The Partnership is currently assessing its impact.

4) Discontinued Operations

In the fourth quarter of fiscal year 2007, the Partnership recorded an approximate $1.1 million expense to satisfy a notice received in connection with its propane operations sold to Inergy in fiscal year 2005.

5) Quarterly Distribution of Available Cash

Partnership Distribution Provisions

Beginning October 1, 2008, minimum quarterly distributions on the common units will start accruing at the rate of $0.0675 per quarter ($0.27 on an annual basis) in accordance with the Partnership agreement. There will be no distributions of available cash by us before February 2009. Thereafter, in general, the Partnership intends to distribute to its partners on a quarterly basis, all of its available cash, if any, in the manner described below. “Available cash” generally means, for any of its fiscal quarters, all cash on hand at the end of that quarter, less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the general partners to:

•	provide for the proper conduct of the Partnership’s business including acquisitions and debt payments;

•	comply with applicable law, any of its debt instruments or other agreements; or

•	provide funds for distributions to the common unitholders during the next four quarters, in some circumstances.

Available cash will generally be distributed as follows:

•	first, 100% to the common units, pro rata, until the Partnership distributes to each common unit the minimum quarterly distribution of $0.0675;

•

second, 100% to the common units, pro rata, until the Partnership distributes to each common unit any arrearages in payment of the minimum quarterly distribution on the common units for prior quarters;

•	third, 100% to the general partner units, pro rata, until the Partnership distributes to each general partner unit the minimum quarterly distribution of $0.0675;

•

fourth, 90% to the common units, pro rata, and 10% to the general partner units, pro rata (subject to the Management Incentive Plan), until the Partnership distributes to each common unit the first target distribution of $0.1125; and

•	thereafter, 80% to the common units, pro rata, and 20% to the general partner units, pro rata.

The revolving credit facility and the indenture for the 10.25% Senior Notes both impose certain restrictions on the Partnership’s ability to pay distributions to unitholders. The most restrictive covenant is found in the Partnership’s revolving credit facility. Under the terms of our credit facility, the Partnership must have a fixed charge coverage ratio of 1.15x to pay the minimum quarterly distribution of $0.0675. Any distribution in excess of the minimum quarterly distribution requires the Partnership to have a fixed charge coverage ratio of 1.25x.

6) Derivatives and Hedging—Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of September 30, 2009, the Partnership had 4.3 million gallons of swap contracts to buy heating oil with a notional value of $7.8 million and a fair value of $0.5 million; 0.1 million gallons of futures contracts to buy heating oil with a notional value of $0.1 million and a fair value of $0.02 million; 0.3 million gallons of futures contracts to sell heating oil with a notional value of $0.4 million and a fair value of $(0.1) million; 85.0 million gallons of call options with a notional value of $176.3 million and a fair value of $16.5 million; 3.2 million gallons of put options with a notional value of $3.3 million and a fair value of $0.01 million and synthetic calls (a swap combined with two offsetting puts at different prices) of 12.1 million net gallons with a contract notional value of $22.4 million, and a combined net fair value of $1.8 million. As of September 30, 2008, the Partnership had 37.6 million gallons of swap contracts to buy heating oil with a notional value of $121.8 million and a fair value of $(10.8) million; 55.8 million gallons of call options with a notional value of $185.9 million and a fair value of $14.0 million; 3.4 million gallons of put options with a notional value of $9.9 million and a fair value of $1.2 million and synthetic calls of 24.9 million net gallons with a contract notional value of $88.3 million, and a combined net fair value of $0.5 million.

To hedge the inter-month differentials for our price protected customers, its physical inventory on hand, and inventory in transit, the Partnership at September 30, 2009 had 6.2 million gallons of future contracts to buy heating oil with a notional value of $16.5 million and a fair value of $(4.0) million; 12.5 million gallons of future contracts to sell heating oil with a notional value of $28.1 million and a fair value of $4.1 million; and 22.3 million gallons of swap contracts to sell heating oil with a notional value of $36.7 million and a fair value of $(5.4) million. At September 30, 2008, the Partnership had 10.8 million gallons of future contracts to buy heating oil with a notional value of $36.6 million and a fair value of $(4.3) million; 16.8 million gallons of future contracts to sell heating oil with a notional value of $52.9 million and a fair value of $3.4 million; and 1.5 million gallons of swap contracts to sell heating oil with a notional value of $4.3 million and a fair value of $0.04 million.

To hedge its internal fuel usage the Partnership at September 30, 2009, 1.5 million gallons of swap contracts to buy gasoline with a notional value of $2.1 million and a fair value of $0.7 million and 1.5 million gallons of swap contracts to buy diesel with a notional value of $2.4 million and a fair value of $0.4 million. At September 30, 2008, the Partnership had 1.8 million gallons of future contracts to buy gasoline with a notional value of $5.7 million and a fair value of $(1.0) million.

The majority of these derivative contracts have a maturity of less than one year. Approximately four million gallons of call options used to hedge the purchase price associated with heating oil gallons anticipated to be sold expire in fiscal 2011.

The Partnership’s derivative instruments are with the following counterparties: Newedge USA, LLC, Cargill, Inc., Key Bank National Association, JPMorgan Chase Bank, NA, Wachovia Bank, NA, Societe Generale, Bank of America, N.A., and RBS Sempra. At September 30, 2009, the Partnership did not have cash posted as collateral at a counterparty.

FASB ASC 815-10-05 Derivatives and Hedging topic (SFAS 133), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities, along with qualitative disclosures regarding the derivative activity. To the extent derivative instruments designated as cash flow hedges are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Currently, the Partnership has elected not to designate its derivative instruments as hedging instruments under this standard and the change in fair value of the derivative instruments are recognized in our statement of operations in the line item (increase) decrease in the fair value of derivative instruments. Realized gains and losses are recorded in cost of product.

FASB ASC 820-10 Fair Value Measurements and Disclosures topic (SFAS 157), established a three-tier fair value hierarchy, which classified the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

(In thousands)			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10 at September 30, 2009	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Asset Derivatives
Commodity contracts	Fair asset and fair liability value of derivative instruments	$23,867	$3,875	$19,992	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	389	133	256

Commodity contract assets		$24,256	$4,008	$20,248	$—

Liability Derivatives
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(9,856)	$(3,986)	$(5,870)	$—

Commodity contract liabilities		$(9,856)	$(3,986)	$(5,870)	$—

(In thousands)

The Effect of Derivative Instruments on the Statement of Operations
		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of Gain or (Loss) Recognized in Income on Derivative	Twelve Months Ended September 30, 2009	Twelve Months Ended September 30, 2008	Twelve Months Ended September 30, 2007
Commodity contracts	Cost of product (a)	$(79,846)	$10,591	$(26,691)
Commodity contracts	Increase/(decrease) in the fair value of derivative instruments	$13,690	$(25,467)	$15,664

(a)	Represents realized closed positions and includes the cost of options as they expire.

7) Inventories

The Partnership’s inventories of heating oil and other fuels are stated at the lower of cost or market computed on the weighted average cost method. All other inventories, representing parts and equipment are stated at the lower of cost or market using the FIFO method. The components of inventory were as follows (in thousands):

	September 30,
	2009	2008
Heating oil and other fuels	$48,504	$30,208
Fuel oil parts and equipment	14,132	14,551

	$62,636	$44,759

Heating oil and other fuel inventories were comprised of 28.5 million gallons and 8.9 million gallons on September 30, 2009 and September 30, 2008, respectively. The Partnership has market price based product supply contracts for approximately 214 million home heating oil gallons, that it expects to fully utilize to meet its requirements over the next twelve months.

During fiscal 2009, Sunoco Inc., Global Companies, and NIC Holding Corp. (Northville Industries) provided 15.1%, 13.5% and 8.7% respectively, of our product purchases. During fiscal year 2008, Global Companies, Sunoco Inc., and NIC Holding Corp. provided 15.6%, 15.2% and 15% respectively, of our product purchases.

8) Property, Plant and Equipment

The components of property, plant and equipment and their estimated useful lives were as follows (in thousands):

	September 30,		Useful Estimated Lives
	2009	2008
Land and land improvements	$11,261	$10,906	Land improvements - 30 years
Buildings and leasehold improvements	24,319	23,643	1 -40 years
Fleet and other equipment	38,444	37,288	1 -16 years
Tanks and equipment	9,920	9,486	8 -35 years
Furniture, fixtures and office equipment	51,325	49,593	3 -12 years

Total	135,269	130,916
Less accumulated depreciation	97,775	92,087

Property and equipment, net	$37,494	$38,829

Depreciation expense was $6.2 million, $7.2 million, and $8.2 million, for the fiscal years ended September 30, 2009, 2008, and 2007 respectively.

9) Goodwill and Other Intangible Assets

Goodwill

Under FASB ASC 350-10-05 Intangibles-Goodwill and Other topic (SFAS No. 142), goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill.

The Partnership has selected August 31 of each year to perform its annual impairment review under this standard. The evaluations utilize an Income Approach and Market Approach (consisting of the Market Comparable and the Market Transaction Approach), which contain reasonable and supportable assumptions and projections reflecting management’s best estimate in deriving the Partnership’s total enterprise value. The Income Approach calculates over a discrete period the free cash flow generated by the Partnership to determine the enterprise value. The Market Comparable approach compares the Partnership to comparable companies in similar industries to determine the enterprise value. The Market Transaction approach uses exchange prices in actual sales and purchases of comparable businesses to determine the enterprise value.

The total enterprise value as indicated by these two approaches is compared to the Partnership’s book value of net assets and reviewed in light of the Partnership’s market capitalization.

The Partnership performed its annual goodwill impairment valuation in each of the periods ending August 31, 2009, 2008, and 2007, and it was determined based on each year’s analysis that there was no goodwill impairment.

The preparation of this analysis was based upon management’s estimates and assumptions, and future impairment calculations would be affected by actual results that are materially different from projected amounts. To provide for a sensitivity of the discount rates and transaction multiples used, ranges of high and low values are employed in the analysis, with the low values examined to ensure that a reasonably likely change in an assumption would not cause the Partnership to reach a different conclusion.

A summary of changes in the Partnership’s goodwill during the fiscal years ended September 30, 2009 and 2008 are as follows (in thousands):

Balance as of September 30, 2007	$181,496
Fiscal year 2008 activity (Acquisitions see Note 12)	515

Balance as of September 30, 2008	182,011
Fiscal year 2009 activity (Acquisitions see Note 12)	931

Balance as of September 30, 2009	$182,942

Intangibles, net

Intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2009			September 30, 2008
	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$204,426	$183,958	$20,468	$201,865	$171,004	$30,861

Amortization expense for intangible assets and deferred charges was $13.2 million, $19.6 million, and $20.8 million, for the fiscal years ended September 30, 2009, 2008, and 2007, respectively. Total estimated annual amortization expense related to intangible assets subject to amortization, for the year ended September 30, 2010 and the four succeeding fiscal years ended September 30, is as follows (in thousands):

Amount
2010	$7,820
2011	$5,769
2012	$1,402
2013	$1,400
2014	$1,324

10) Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows (in thousands):

	September 30,
	2009	2008
Accrued wages and benefits	$17,043	$14,527
Accrued workers’ compensation, general liability and auto claims	34,777	38,790
Other accrued expenses and other current liabilities	12,626	11,353

	$64,446	$64,670

11) Long-Term Debt and Bank Facility Borrowings

The Partnership’s long-term debt at September 30, 2009 and 2008 is as follows (in thousands):

	September 30,
	2009	2008
10.25% Senior Notes (a)	$133,112	$173,752
Revolving Credit Facility Borrowings (b)	—	—

Total debt	$133,112	$173,752

Total long-term portion debt	$133,112	$173,752

(a)	These notes mature in February 2013 and accrue interest at an annual rate of 10.25% requiring semi-annual interest payments on February 15 and August 15 of each year. The net premium on these notes were $0.6 million and $1.0 million at September 30, 2009 and 2008 respectively. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium. Under the terms of the indenture dated as of April 28, 2006, these notes permit restricted payments of $22 million, allow the Partnership to make acquisitions of up to $60 million without passing certain financial tests, and restrict the proceeds of asset sales from being invested in current assets for purposes of the “asset sale” covenant.

In fiscal year September 30, 2009, the Partnership repurchased in total $40.3 million (face value) of these notes and recorded a total gain of $9.7 million.

(b)	In July 2009, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of nine banks. This amended facility, that extends to July 2012, provides the Partnership with the ability to borrow up to $240 million ($290 million during the heating season from November to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. The Partnership can increase the facility size by $50 million without the consent of the bank group. The bank group is not obligated to fund the $50 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. The interest rate is LIBOR plus; 3.50% (if availability, as defined in the revolving credit facility agreement is greater than or equal to $150 million), or 3.75% (if availability is greater than $75 million but less than $150 million), or 4.00% (if availability is less than or equal to $75 million). The unused commitment fee is 0.75%

At September 30, 2009 and 2008, no amount was outstanding under the revolving credit facility and $40.9 million and $56.1 million of letters of credit were issued, respectively.

Obligations under the revolving credit facility are secured by liens on substantially all assets and are guaranteed by the Partnership. The revolving credit facility imposes certain restrictions on the Partnership, including restrictions on its ability to incur additional indebtedness, to pay distributions to its unitholders, to pay inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities. The revolving credit facility also requires the Partnership to maintain certain financial ratios, and contains borrowing conditions and customary events of default, including nonpayment of principal or interest, violation of covenants, inaccuracy of representations and warranties, cross-defaults to other indebtedness, bankruptcy and other insolvency events. The occurrence of an event of default or an acceleration under the revolving credit facility would result in the Partnership’s inability to obtain further borrowings under that facility, which could adversely affect its results of operations. Such a default may also restrict the ability of the Partnership to obtain funds from its subsidiaries in order to pay interest or paydown debt. An acceleration under the revolving credit facility would result in a default under the Partnership’s other funded debt.

Under the terms of the revolving credit facility, the Partnership must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.10x. In addition, the Partnership must maintain a fixed charge coverage ratio of 1.15x in order to make its minimum quarterly distributions of $0.0675 per unit, and 1.25x to make any distributions in excess of the minimum quarterly distributions. No inter-company dividends or distributions can be made (including those needed to pay interest or principle on the 10.25% Senior Notes) if the relevant covenant described above has not been met.

As of September 30, 2009, availability was $194.4 million, the fixed charge coverage ratio was 2.4 and the restricted net assets totaled approximately $432 million. Restricted net assets are assets of the Partnership in its subsidiaries that any distribution or transfer of which to Star Gas Partners, L.P. from the subsidiary, are subject to limitations under its revolving credit facility. As of September 30, 2008, availability was $171.7 million and the restricted net assets totaled approximately $365 million.

As of September 30, 2009, the maturities including working capital borrowings during fiscal years ending September 30, are set forth in the following table (in thousands):

2010	$—
2011	$—
2012	$—
2013	$133,112
2014	$—
Thereafter	$—

12) Acquisitions

During fiscal 2009, the Partnership acquired one retail heating oil dealer. The aggregate purchase price was approximately $4.0 million, reduced by working capital credits of $0.7 million.

During fiscal 2008, the Partnership acquired seven retail heating oil dealers. The aggregate purchase price was approximately $2.6 million, reduced by $0.7 million of working capital credits.

During fiscal 2007, the Partnership acquired seven retail heating oil dealers, including one that has a related plumbing business. The aggregate purchase price was approximately $26.5 million, reduced by $0.1 million of other liabilities.

The following table indicates the allocation of the aggregate purchase price paid and the respective periods of amortization assigned for acquisitions made during fiscal 2009 and 2008 (in thousands):

	September 30,		Useful Lives
	2009	2008
Fleet	$558	$414	1 -10 years
Customer lists and other intangibles	2,442	1,535	7 -10 years
Goodwill	931	515	—
Trade names	120	120	7 -10 years
Working Capital	(658)	(708)	—

Total	$3,393	$1,876

Acquisitions are accounted for under the purchase method of accounting. Purchase prices have been allocated to the acquired assets and liabilities based on their respective fair values on the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired are classified as goodwill in the Consolidated Balance Sheets. Sales and net income have been included in the Consolidated Statements of Operations from the respective dates of acquisition. Customer lists, other intangibles and trade names are amortized on a straight-line basis over seven to ten years.

13) Employee Benefit Plans

Defined Contribution Plans

The Partnership has a 401(k) plan which covers eligible non-union and union employees. Subject to IRS limitations, the 401(k) plan provides for each participant to contribute from 1.0% to 17.0% of compensation. The Partnership makes a 4% (to a maximum of 5.5% for participants who had 10 or more years of service at the time the Defined Benefit Plans were frozen and who have reached the age 55) core contribution of a participant’s compensation and matches 2/3 of each amount a participant contributes up to a maximum of 2.0% of a participant’s compensation. The Partnership’s aggregate contributions to the 401(k) plan during fiscal 2009, 2008, and 2007, were $4.2 million, $4.2 million, and $4.5 million, respectively.

Union-Administered Pension Plans

The Partnership’s contributions to union-administered pension plans were $7.2 million for fiscal 2009, $6.9 million for fiscal 2008, and $6.1 million for fiscal 2007. Some of these union administered pension plans have significant unfunded liabilities, a portion of which could be assessed to the Partnership should we withdraw from these plans. The Partnership does not expect to withdraw from these plans.

Defined Benefit Plans

The Partnership accounts for its two frozen defined benefit pension plans in accordance with FASB ASC 715-10-05 Compensation-Retirement Benefits topic (SFAS No. 158). The Partnership has no post-retirement benefit plans.

The following table provides the net periodic benefit cost for the period, a reconciliation of the changes in the plan assets, projected benefit obligations, and the amounts recognized in other comprehensive income and accumulated other comprehensive income at the dates indicated using a measurement date of September 30:

(in thousands) Debit / (Credit)	Net Periodic Pension Cost in Income Statement	Cash	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Other Comprehensive Income	Gross Pension Related Accumulated Other Comprehensive Income
Fiscal Year 2007
Beginning balance			$48,987	$(62,839)		$21,200

Interest cost	3,461			(3,461)
Actual return on plan assets	(4,223)		4,223
Employer contributions		(19)	19
Benefit payments			(4,011)	4,011
Investment and other expenses	(487)			487
Difference between actual and expected return on plan assets	910				(910)
Anticipated expenses	244			(244)
Actuarial gain				2,419	(2,419)
Amortization of unrecognized net actuarial loss	1,436				(1,436)

Annual cost/change	$1,341	$(19)	231	3,212	$(4,765)	(4,765)

Ending balance			$49,218	$(59,627)		$16,435

Funded status at the end of the year				$(10,409)

Fiscal Year 2008
Interest cost	3,533			(3,533)
Actual return on plan assets	7,815		(7,815)
Employer contributions		(1,536)	1,536
Benefit payments			(4,282)	4,282
Investment and other expenses	(437)			437
Difference between actual and expected return on plan assets	(11,282)				11,282
Anticipated expenses	246			(246)
Actuarial gain				7,339	(7,339)
Amortization of unrecognized net actuarial loss	997				(997)

Annual cost/change	$872	$(1,536)	(10,561)	8,279	$2,946	2,946

Ending balance			$38,657	$(51,348)		$19,381

Funded status at the end of the year				$(12,691)

Fiscal Year 2009
Interest cost	3,647			(3,647)
Actual return on plan assets	(1,453)		1,453
Employer contributions		(1,970)	1,970
Benefit payments			(4,493)	4,493
Investment and other expenses	(361)			361
Difference between actual and expected return on plan assets	(1,227)				1,227
Anticipated expenses	193			(193)
Actuarial loss				(11,931)	11,931
Amortization of unrecognized net actuarial loss	1,304				(1,304)

Annual cost/change	$2,103	$(1,970)	(1,070)	(10,917)	$11,854	11,854

Ending balance			$37,587	$(62,265)		$31,235

Funded status at the end of the year				$(24,678)

At September 30, 2009 and 2008, $24,678 million and $12,691 million respectively, were included in the other long-term liabilities amount on the balance sheet.

The $31.0 million net actuarial loss balance for the two frozen defined benefit pension plans in accumulated other comprehensive income will be recognized and amortized into net periodic pension costs as an actuarial loss in future years. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $2.5 million.

	Years Ended September 30,
	2009	2008	2007
Weighted-Average Assumptions Used in the Measurement of the Partnership’s Benefit Obligation as of the period indicated
Discount rate	5.40%	7.60%	6.20%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A

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

The discount rate used to determine net periodic pension expense was 7.6% in 2009, 6.2% in 2008, and 5.75% in 2007. The discount rate used by the Partnership in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments.

The Partnership’s Pension Plan assets by category are as follows (in thousands):

	Years Ended September 30,
	2009	2008
Asset Categories:
Equity Securities	$19,399	$21,413
Debt Securities	17,795	16,956
Cash Equivalents	393	288

	$37,587	$38,657

The Plan’s objectives are to have the ability to pay benefit and expense obligations when due, to maintain the funded ratio of the Plan, to maximize return within reasonable and prudent levels of risk in order to minimize contributions and charges to the profit and loss statement, and to control costs of administering the Plan and managing the investments of the Plan. The strategic asset allocation of the Plan (currently 55% domestic equities and 45% domestic fixed income) is based on a long-term perspective and the premise that the Plan can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks associated with certain investments held by the plans that could impact the value of investments after the date of these financial statements.

The Partnership expects to make pension contributions of approximately $13.2 million in fiscal 2010.

Expected benefit payments over each of the next five years will total approximately $4.4 million per year. Expected benefit payments for the five years thereafter will aggregate approximately $21.2 million.

14) Income Taxes

Income tax expense is comprised of the following for the indicated periods (in thousands):

	Years Ended September 30,
	2009	2008	2007
Current:
Federal	$2,068	$380	$758
State	1,690	186	1,244
Deferred	(61,355)	—	—

	$(57,597)	$566	$2,002

The provision for income taxes differs from income taxes computed at the federal statutory rate as a result of the following:

	Years Ended September 30,
	2009	2008	2007
Income from continuing operations before taxes	$73,441	$(12,842)	$41,304
Tax at Federal statutory rate	25,704	(4,495)	14,456
Less impact of Partnership income or loss not subject to federal income taxes	(2,447)	1,043	1,393
State taxes net of federal benefit	4,319	121	730
Permanent Differences	52	368	861
Change in valuation allowance	(86,445)	3,603	(15,756)
Change in unrecognized tax benefit and other	1,220	(74)	318

Benefit / provision for income taxes per income statement	$(57,597)	$566	$2,002

The components of the net deferred taxes and the related valuation allowance for the years ended September 30, 2009 and September 30, 2008 using current tax rates are as follows (in thousands):

	Years Ended September 30,
	2009	2008
Deferred Tax Assets:
Net operating loss carryforwards	$25,341	$44,923
Vacation accrual	2,479	2,680
Pension accrual	10,241	5,204
Allowance for bad debts	2,601	4,363
Intangibles	5,723	10,079
Fair value of derivative instruments	4,349	9,910
Insurance accrual	14,432	12,684
Inventory valuation	1,566	—
Other, net	3,983	2,535

Total deferred tax assets	70,715	92,378
Valuation allowance	(3,928)	(90,376)

Net deferred tax assets	$66,787	$2,002

Deferred Tax Liabilities:
Property and equipment	$387	$919
Inventory valuation	—	1,083

Total deferred tax liabilities	$387	$2,002

Net deferred taxes	$66,400	$—

The income tax benefit recorded during fiscal 2009 was related to the release of a majority of the opening valuation allowance, resulting in a non-cash increase in net income of $86.4 million. Based upon a review of a number of factors and all available evidence, including recent historical operating performance, the expectation of sustainable earnings, and the confidence that sufficient positive consolidated taxable income would continue for the foreseeable future, we concluded at the end of fiscal 2009 that it is more likely than not that the Partnership’s net deferred tax assets should be recognized. Thus, pursuant to FASB ASC 740-10 Income Taxes topic (FAS 109), we recorded a tax benefit during fiscal 2009 releasing a majority of the opening valuation allowance, resulting in the non-cash increase in net income of $86.4 million. This benefit was offset by a current income tax expense of $3.8 million and deferred income tax expense of $25.0 million related to current year activity (including net operating loss carry forward utilization), resulting in a net income tax benefit of $57.6 million. Most of the $86.4 million benefit relating to the valuation allowance release related to federal and state loss carry forwards (NOLs), insurance reserves, and the net operating book versus tax timing of intangible amortization. The remaining valuation allowance relates solely to state NOLs that are expected to expire prior to utilization.

As of the calendar tax year ended December 31, 2008, Star Acquisitions, a wholly-owned subsidiary of the Partnership, had a federal net operating loss carry forward (“NOL”) of approximately $80 million. The NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income. In the event that the Partnership experiences an “ownership change” for federal income tax purposes under Internal Revenue Code Section 382 (“Section 382”), Star Acquisitions may be restricted annually in its ability to use its NOLs to reduce its federal taxable income. In general, the Partnership would be deemed to have an “ownership change” under Section 382 if, immediately after any owner shift involving a 5% unitholder or any equity structure shift, the percentage of units of the Partnership owned by one or more 5% unitholder has increased by more than 50% over the lowest percentage of units of the Partnership (or any predecessor entity) owned by such unitholder at any time during the three-year testing period.

In June 2007, the Partnership amended its Amended and Restated Unit Purchase Rights Agreement dated as of July 20, 2006 in order to protect the Partnership’s Net Operating Loss Carry forwards (“NOLs”) for federal income tax purposes by adding provisions which would have the effect of deterring any person or group from acquiring more than 5% (reduced from 15% prior to the amendment) of the Partnership’s issued and outstanding common units. The amendment also discouraged existing 5% or greater unitholders (including the General Partner) from acquiring additional common units equal to 1% or more of the outstanding common units. A person or group that acquires units in excess of these amounts would be subject to substantial dilution under the Rights Agreement. In May 2009, the Partnership entered into a further amendment to its Amended and Restated Unit Purchase Rights Agreement to amend the definition of acquiring person to restore the acquisition threshold to 15% of the outstanding common units.

FASB ASC 740-10-05-6 Income Taxes topic, Tax Position subtopic (SFAS No. 109 and FIN 48), provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return.

At September 30, 2009, we had unrecognized income tax benefits totaling $1.4 million including related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of federal tax uncertainties. If recognized, these tax benefits and related interest and penalties would be recorded as a benefit to the effective tax rate.

Tax Uncertainties (in thousands)

Balance at September 30, 2008	$369
Additions based on tax positions related to the current year	1,136
Additions for tax positions of prior years	50
Reduction for tax positions of prior years	(22)
Reductions due to lapse in statue of limitations/settlements	(140)

Balance at September 30, 2009	1,393

We believe that the total liability for unrecognized tax benefits will not materially change during the next 12 months ending September 30, 2010. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

We file U.S. federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Connecticut, Pennsylvania and New Jersey, we have four, four, five, and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

15) Lease Commitments

The Partnership has entered into certain operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 2009, under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2010	$8,965
2011	7,918
2012	7,318
2013	6,575
2014	5,789
Thereafter	13,957

Total future minimum lease payments	$50,522

Rent expense for the fiscal years ended September 30, 2009, 2008, and 2007, was $15.8 million, $13.9 million, and $13.3 million, respectively.

16) Supplemental Disclosure of Cash Flow Information

	Years Ended September 30,
(in thousands)	2009	2008	2007
Cash paid during the period for:
Income taxes, net	$2,091	$2,241	$947
Interest	$18,221	$20,651	$20,448
Non-cash financing activities:
Decrease in interest expense—amortization of net debt premium	$226	$188	$115
Decrease in net debt premium attributable to redemption of debt	$172	$—	$—
Decrease in deferred charges attributable to revolving credit facility amendment	$322	$—	$—

17) Commitments and Contingencies

On or about October 21, 2004, a purported class action lawsuit on behalf of a purported class of unitholders was filed against the Partnership and various subsidiaries and officers and directors in the United States District Court of the District of Connecticut entitled Carter v. Star Gas Partners, L.P., et al, No. 3:04-cv-01766-IBA, et al. Subsequently, 16 additional class action complaints, alleging the same or substantially similar claims, were filed in the same district court collectively referred to herein as the “Class Action Complaints”). The class actions were consolidated into one action entitled In re Star Gas Securities Litigation, No 3:04cv1766 (JBA). The class action plaintiffs generally alleged that the Partnership violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 23, 2006, the court entered a judgment of dismissal dismissing the consolidated amended complaint in its entirety. The court subsequently denied plaintiffs’ motion to modify the judgment to grant leave to amend the complaint and other relief.

On August 20, 2009, the Second Circuit issued a Summary Order affirming (1) the District Court’s order dismissing the class action with prejudice and (2) the District Court’s order denying plaintiffs’ motion to modify the judgment to grant leave to amend the complaint and other relief.

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

18) Disclosures About the Fair Value of Financial Instruments

Cash, Accounts Receivable, Notes Receivable, Revolving Credit Facility Borrowings, and Accounts Payable

The carrying amount of cash, accounts receivable, notes receivable, revolving credit facility borrowings, and accounts payable approximates fair value because of the short maturity of these instruments.

Derivative Instruments and Long-Term Debt

For fiscal 2009 and 2008, the fair value is based on open market or counterparty quotations. The estimated fair value of the Partnership’s derivative instruments and long-term debt is summarized as follows (in thousands):

	At September 30, 2009		At September 30, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Derivative instruments included in fair asset value of derivative instruments	$14,676	$14,676	$7,452	$7,452
Derivative instruments included in deferred charges and other assets, net	$389	$389	$2,656	$2,656
Derivative instruments included in fair liability value of derivative instruments	$665	$665	$7,188	$7,188
Long-term debt	$133,112	$133,112	$173,752	$150,293

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

19) Earnings Per Limited Partner Units

The following table presents the net income allocation and per unit data in accordance with FASB ASC 260-10-45-60 Basic and Diluted Earnings per Share topic, Participating Securities and the Two-Class Method subtopic (EITF 03-06):

Basic and Diluted Earnings Per Limited Partner: (in thousands, except per unit data)	Years Ended September 30,
	2009	2008	2007
Net income (loss)	$131,038	$(13,408)	$38,241
Less General Partners’ interest in net income (loss)	561	(57)	164

Net income (loss) available to limited partners	130,477	(13,351)	38,077
Dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	21,964	—	—

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-05	$108,513	$(13,351)	$38,077

Per unit data:
Basic and diluted income (loss) from continuing operations per Limited Partner unit	$1.72	$(0.18)	$0.51
Loss on sale of discontinued operations, net of income taxes per Limited Partner unit	—	—	(0.01)

Basic and diluted net income (loss) available to limited partners	$1.72	$(0.18)	$0.50
Dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60 *	0.29	—	—

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$1.43	$(0.18)	$0.50

Weighted average number of Limited Partner units outstanding	75,738	75,774	75,774

*	In any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required as per FASB ASC 260-10-45-60 to present net income per limited partner unit as if all of the earnings for the period were distributed, based on the contractual participation rights of the security to share in earnings, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results.

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

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Total
Sales	$402,850	$520,500	$167,669	$115,794	$1,206,813
Gross profit for product, installation and service	104,362	152,234	45,122	29,340	331,058
Operating income (loss)	(7,366)	110,880	956	(24,348)	80,122
Income (loss) before income taxes	(8,363)	113,369	(2,422)	(29,143)	73,441
Net income (loss)	(8,011)	108,667	(1,924)	32,306	131,038
Limited Partner interest in net income (loss)	(7,976)	108,201	(1,916)	32,168	130,477
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$(0.11)	$1.17	$(0.03)	$0.36	$1.43

	Three Months Ended
(in thousands - except per unit data)	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Total
Sales	$453,944	$665,286	$258,067	$165,796	$1,543,093
Gross profit for product, installation and service	82,176	128,874	42,701	31,750	285,501
Operating income (loss)	30,059	49,140	13,802	(89,696)	3,305
Income (loss) before income taxes	25,882	44,294	10,152	(93,170)	(12,842)
Net income (loss)	25,097	41,557	11,847	(91,909)	(13,408)
Limited Partner interest in net income (loss)	24,990	41,379	11,796	(91,516)	(13,351)
Net income (loss) per Limited Partner unit:
Basic and diluted (a)	$0.33	$0.55	$0.16	$(1.21)	$(0.18)

(a)	The sum of the quarters do not add-up to the total due to the weighting of Limited Partner Units outstanding, rounding or the theoretical effects of FASB ASC 260-10-45-60 to Master Limited Partners earnings per unit.

21) Subsequent Events

Subsequent events have been evaluated up to December 9, 2009, the date the financial statements were issued.

Quarterly Distribution Declared

On October 22, 2009, the Partnership declared a quarterly distribution of $0.0675 per unit on all common and general partner units, for unitholders of record on November 5, 2009, to be paid on November 13, 2009.

Common Units Repurchased

On July 21, 2009, the Board of Directors of the Partnership’s General Partner authorized the repurchase of up to 7.5 million of the Partnership’s common units. The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. The program does not have a time limit. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program		Average Price Paid per Unit	Maximum Number (or approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 2009	—		$—	7,500
August 2009	160		$3.59	7,340
September 2009	477		$3.69	6,863

Fiscal year 2009 total	637		$3.67	6,863

October 2009	3,072	(1)	$3.97	3,791
November 2009	350		$3.96	3,441

(1)	October 2009 common unit repurchases include 2.7 million common units acquired in a private sale.

Schedule I

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in thousands)	Sept. 30, 2009	Sept. 30, 2008
Balance Sheets

ASSETS
Current assets
Cash and cash equivalents	$46	$10
Prepaid expenses and other current assets	1,471	1,963

Total current assets	1,517	1,973

Investment in subsidiaries (a)	442,146	375,444
Deferred charges and other assets, net	1,404	2,382

Total Assets	$445,067	$379,799

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued expenses	$3,002	$3,338

Total current liabilities	3,002	3,338

Long-term debt (b)	133,112	173,752
Other long-term liabilities	2,619	2,732
Partners’ capital	306,334	199,977

Total Liabilities and Partners’ Capital	$455,067	$379,799

(a)	Investments in Star Petro, Inc. and subsidiaries are recorded in accordance with the equity method of accounting.
(b)	Scheduled principal repayments of long-term debt during each of the next five fiscal years ending September 30, are as follows: 2010—$0; 2011—$0; 2012—$0; 2013—$133,112 due February 2013; 2014—$0; thereafter $0.

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2009	2008	2007
Statements of Operations
Revenues	$—	$—	$—
General and administrative expenses	2,592	2,371	3,605

Operating loss	(2,592)	(2,371)	(3,605)
Net interest expense	(14,800)	(17,512)	(17,578)
Amortization of debt issuance costs	(444)	(534)	(534)
Gain on redemption of debt	9,706	—	—

Loss from continuing operations	(8,130)	(20,417)	(21,717)
Income (loss) from discontinued operations, net of income taxes	—	—	—
Gain (loss) on sale of discontinued operations, net of income taxes	—	—	(890)

Net income (loss) before equity income (loss)	(8,130)	(20,417)	(22,607)
Equity income (loss) of Star Petro Inc. and subs	139,168	7,009	60,848

Net income (loss)	$131,038	$(13,408)	$38,241

STAR GAS PARTNERS, L.P. (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Years Ended September 30,
(in thousands)	2009	2008	2007
Statements of Cash Flows

Cash flows provided by operating activities:

Net cash provided by (used in) operating activities (a)	$48,013	$(418)	$(7,581)

Cash flows provided by (used in) investing activities:

Net cash provided by (used in) investing activities	—	—	—

Cash flows provided by (used in) financing activities:
Repayment of debt	(30,230)	—	—
Distributions	(15,411)
Unit repurchase	(2,336)

Net cash provided by (used in) financing activities	(47,977)	—	—

Net increase (decrease) in cash	36	(418)	(7,581)
Cash and cash equivalents at beginning of period	10	428	8,009

Cash and cash equivalents at end of period	$46	$10	$428

(a) Includes distributions from subsidiaries	$65,164	$20,487	$14,205

Schedule II

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2009, 2008 and 2007

(in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs & Expenses	Other Changes Add (Deduct)		Balance at End of Year
2009	Allowance for doubtful accounts	$10,821	$10,310	$(14,864	) (a)	$6,267
2008	Allowance for doubtful accounts	$7,645	$11,961	$(8,785	) (a)	$10,821
2007	Allowance for doubtful accounts	$6,532	$5,726	$(4,613	) (a)	$7,645

(a)	Bad debts written off (net of recoveries).