Form 10-Q
period 2009-12-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2010-02-03
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At January 31, 2010, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	70,880,583
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$98,671	$195,160
Receivables, net of allowance of $6,848 and $6,267, respectively	133,518	58,854
Inventories	72,023	62,636
Fair asset value of derivative instruments	19,796	14,676
Current deferred tax asset, net	32,067	30,135
Prepaid expenses and other current assets	24,780	15,437

Total current assets	380,855	376,898

Property and equipment, net	37,727	37,494
Long-term portion of accounts receivables	644	504
Goodwill	182,942	182,942
Intangibles, net	18,396	20,468
Long-term deferred tax asset, net	24,851	36,265
Deferred charges and other assets, net	9,001	9,555

Total assets	$654,416	$664,126

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$25,217	$17,103
Fair liability value of derivative instruments	1,696	665
Accrued expenses and other current liabilities	68,350	64,446
Unearned service contract revenue	45,408	37,121
Customer credit balances	52,363	74,153

Total current liabilities	193,034	193,488

Long-term debt	133,059	133,112
Other long-term liabilities	31,570	31,192

Partners’ capital
Common unitholders	322,366	332,340
General partner	341	309
Accumulated other comprehensive income (loss), net of taxes	(25,954)	(26,315)

Total partners’ capital	296,753	306,334

Total liabilities and partners’ capital	$654,416	$664,126

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2009	2008

Sales:
Product	$301,765	$354,267
Installations and service	47,054	48,583

Total sales	348,819	402,850
Cost and expenses:
Cost of product	214,515	249,706
Cost of installations and service	45,672	48,782
(Increase) decrease in the fair value of derivative instruments	(3,392)	36,854
Delivery and branch expenses	56,822	63,571
Depreciation and amortization expenses	3,535	6,043
General and administrative expenses	5,053	5,260

Operating income	26,614	(7,366)
Interest expense	(4,270)	(5,019)
Interest income	394	1,092
Amortization of debt issuance costs	(656)	(592)
Gain on redemption of debt	—	3,522

Income (loss) before income taxes	22,082	(8,363)
Income tax expense (benefit)	10,077	(352)

Net income (loss)	$12,005	$(8,011)

General Partner’s interest in net income (loss)	54	(35)

Limited Partners’ interest in net income (loss)	$11,951	$(7,976)

Basic and Diluted income (loss) per Limited Partner Unit (1)	$0.15	$(0.11)

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	72,661	75,774

(1)	See Note 2. Summary of Significant Accounting Policies - Net Income (Loss) per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2009	75,137	326	$332,340	$309	$(26,315)	$306,334

Comprehensive income:
Net income (unaudited)	—	—	11,951	54	—	12,005
Unrealized gain on pension plan obligation	—	—	—	—	616	616
Tax affect of unrealized gain on pension plan	—	—	—	—	(255)	(255)

Total comprehensive income	—	—	11,951	54	361	12,366
Distributions	—	—	(5,037)	(22)	—	(5,059)
Retirement of units (1)	(4,256)	—	(16,888)		—	(16,888)

Balance as of December 31, 2009 (unaudited)	70,881	326	$322,366	$341	$(25,954)	$296,753

(1)	See Note 2 - Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2009	2008

Cash flows provided by (used in) operating activities:
Net income (loss)	$12,005	$(8,011)

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(3,392)	36,854
Depreciation and amortization	4,191	6,635
Gain on redemption of debt	—	(3,522)
Provision for losses on accounts receivable	2,148	2,868
Change in deferred taxes	9,482	—
Changes in operating assets and liabilities:
Increase in receivables	(76,952)	(54,998)
Increase in inventories	(9,387)	(21,029)
Increase in other assets	(10,282)	(16,025)
Increase in accounts payable	8,114	7,925
Increase (decrease) in customer credit balances	(21,790)	8,713
Increase in other current and long-term liabilities	12,876	20,399

Net cash used in operating activities	(72,987)	(20,191)

Cash flows provided by (used in) investing activities:
Capital expenditures	(1,636)	(837)
Proceeds from sales of fixed assets	81	74
Acquisitions	—	(3,241)

Net cash used in investing activities	(1,555)	(4,004)

Cash flows provided by (used in) financing activities:
Repayment of debt	—	(6,400)
Distributions	(5,059)	—
Unit repurchase	(16,888)	—

Net cash provided by (used in) financing activities	(21,947)	(6,400)

Net decrease in cash and cash equivalents	(96,489)	(30,595)

Cash and cash equivalents at beginning of period	195,160	178,808

Cash and cash equivalents at end of period	$98,671	$148,213

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at December 31, 2009, had outstanding 70.9 million common units (NYSE: “SGU”) representing 99.5% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.5 % general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil that at December 31, 2009 served approximately 370,000 full-service residential and commercial home heating oil customers, and 7,000 propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 36,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $132.5 million 10.25% Senior Notes (excluding discounts and premiums), which are due in 2013. The Partnership is dependent on distributions including inter-company interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 6.—Long-Term Debt and Bank Facility Borrowings)

2) Common Unit Repurchase and Retirement

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

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

Fiscal year 2009 total	637	$3.67	6,863

October 2009	3,072	$3.97	3,791
November 2009	350	$3.96	3,441
December 2009	834	$3.95	2,607

First quarter fiscal year 2010 total	4,256	$3.97	2,607

3) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations for the three-month periods ended December 31, 2009 and December 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Net Income (Loss) per Limited Partner Unit

Income per limited partner unit is computed in accordance with FASB ASC 260-10-45-60 Basic and Diluted Earnings per Share topic, Participating Securities and the Two-Class Method subtopic (EITF 03-06), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The pro forma nature of the allocation required by this standard provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results. However, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit, as the calculation according to this standard results in a theoretical increased allocation of undistributed earnings to the general partner. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, this standard does not have any impact on the Partnership’s net income per limited partner unit calculation. A separate and independent calculation for each quarter and year-to-date period is required.

Until the quarter ended March 31, 2009, the partners had no rights to accrue or receive distributions.

The following presents the net income allocation and per unit data using this method for the periods presented:

Basic and Diluted Earnings Per Limited Partner: (in thousands, except per unit data)	Three Months Ended December 31,
	2009	2008
Net income (loss)	$12,005	$(8,011)
Less General Partners’ interest in net income (loss)	54	(35)

Net income (loss) available to limited partners	11,951	(7,976)
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	994	—

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$10,957	$(7,976)

Per unit data:
Basic and diluted net income (loss) available to limited partners	$0.16	$(0.11)
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.01	—

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$0.15	$(0.11)

Weighted average number of Limited Partner units outstanding	72,661	75,774

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

(in thousands)	December 31, 2009	September 30, 2009

Heating oil and other fuels	$57,820	$48,504
Fuel oil parts and equipment	14,203	14,132

	$72,023	$62,636

Derivatives and Hedging – Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of December 31, 2009, the Partnership had 2.3 million gallons of swap contracts to buy heating oil; 0.1 million gallons of futures contracts to sell heating oil; 87.9 million gallons of call options; 0.7 million gallons of put options and 17.2 million net gallons of synthetic calls (a swap combined with two offsetting puts at different prices). At December 31, 2008, the Partnership had 27.3 million gallons of swap contracts to buy heating oil; 0.3 million gallons of futures contracts to sell heating oil; 86.4 million gallons of call options; 18.3 million gallons of put options and 17.0 million net gallons of synthetic calls.

To hedge the inter-month differentials for our price protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of December 31, 2009 had 10.6 million gallons of future contracts to buy heating oil; 11.3 million gallons of future contracts to sell heating oil; and 30.2 million gallons of swap contracts to sell heating oil. The Partnership at December 31, 2008 had 26.7 million gallons of futures contract to buy heating oil; 34.8 million gallons of future contracts to sell heating oil; and 30.7 million gallons of swap contracts to sell heating oil.

To hedge a portion of its internal fuel usage, the Partnership as of December 31, 2009, had 1.1 million gallons of swap contracts to buy gasoline and 0.9 million gallons of swap contracts to buy diesel. The Partnership at December 31, 2008, had 1.0 million gallons of swap contracts to buy gasoline and 0.9 million gallons of swap contracts to buy diesel.

The Partnership’s derivative instruments are with the following counterparties: Newedge USA, LLC, JPMorgan Chase Bank, NA, Societe Generale, Key Bank National Association, Cargill, Inc., Wachovia Bank, NA, and Bank of America, N.A. The Partnership maintains master netting arrangements with its counterparties to help manage counterparty credit risks and records its derivative positions on a net basis. At December 31, 2009, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.3 million.

FASB ASC 815-10-05 Derivatives and Hedging topic (SFAS 133), established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities, along with qualitative disclosures regarding the derivative activity. To the extent derivative instruments designated as cash flow hedges are effective and the standard’s documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. The Partnership has elected not to designate its derivative instruments as hedging instruments under this standard and the change in fair value of the derivative instruments is recognized in our statement of operations in the line item (increase) decrease in the fair value of derivative instruments. Realized gains and losses are recorded in cost of product.

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

(In thousands)

			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Asset Derivatives at December 31, 2009
Commodity contracts	Fair asset and fair liability value of derivative instruments	$26,971	$2,610	$24,361	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	552	368	184

Commodity contract assets at December 31, 2009		$27,523	$2,978	$24,545	$—

Liability Derivatives at December 31, 2009
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(8,871)	$(3,246)	$(5,625)	$—

Commodity contract liabilities at December 31, 2009		$(8,871)	$(3,246)	$(5,625)	$—

Asset Derivatives at September 30, 2009
Commodity contracts	Fair asset and fair liability value of derivative instruments	$23,867	$3,875	$19,992	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	389	133	256

Commodity contract assets at September 30, 2009		$24,256	$4,008	$20,248	$—

Liability Derivatives at September 30, 2009
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(9,856)	$(3,986)	$(5,870)	$—

Commodity contract liabilities at September 30, 2009		$(9,856)	$(3,986)	$(5,870)	$—

(In thousands)

The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Commodity contracts	Cost of product (a)	$9,878	$14,015

Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(3,392)	$36,854

(a)	Represents realized closed positions and includes the cost of options as they expire.

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

(in thousands)	December 31, 2009	September 30, 2009

Property, plant and equipment	$136,671	$135,269
Less: accumulated depreciation	98,944	97,775

Property, plant and equipment, net	$37,727	$37,494

Goodwill and Intangible Assets

Goodwill and intangible assets include goodwill, customer lists and covenants not to compete.

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. Under FASB ASC 350-10-05 Intangibles-Goodwill and Other topic (SFAS No. 142), a potential goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill.

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

Partners’ Capital

Comprehensive income includes net income (loss), plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized losses on pension plan obligations and the tax affect. For the three months ended December 31, 2009, comprehensive income was $12.4 million, comprised of net income of $12.0 million, an unrealized gain on pension plan obligation of $0.6 million and the tax affect of $0.2 million. For the three months ended December 31, 2008, comprehensive loss was $7.7 million, comprised of net loss of $8.0 million and an unrealized gain on pension plan obligation of $0.3 million.

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

Until September 30, 2009, the Partnership’s deferred tax assets and liabilities related to its corporate subsidiaries were fully offset by a valuation allowance. Approximately $86.4 million of this valuation allowance was released as of September 30, 2009 resulting in net deferred tax assets being recorded on the balance sheet. As a result of this change, any comparison of the income tax expense (benefit) in the first three fiscal quarters of 2009 to the corresponding quarters of fiscal 2010 will be comparing current income tax expense (benefit) in the fiscal 2009 quarters to both current and deferred income tax expense (benefit) in fiscal 2010 quarters. For the three months ended December 31, 2008 the Partnership recorded an income tax benefit of $0.4 million on a loss before income taxes of $8.4 million. The entire benefit recorded was for current taxes only. For the three months ended December 31, 2009 the Partnership recorded an income tax expense of $10.1 million on income before taxes of $22.1 million. The $10.1 million consists of $0.8 million in current tax expense and $9.3 million in deferred tax expense.

As of the calendar tax year ended December 31, 2009, Star Acquisitions, a wholly-owned subsidiary of the Partnership, had a federal net operating loss carry forward (“NOL”) of approximately $51 million. The NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income. In the event that the Partnership experiences an “ownership change” for federal income tax purposes under Internal Revenue Code Section 382 (“Section 382”), Star Acquisitions may be restricted annually in its ability to use its NOLs to reduce its federal taxable income. In general, the Partnership would be deemed to have an “ownership change” under Section 382 if, immediately after any owner shift involving a 5% unitholder or any equity structure shift, the percentage of units of the Partnership owned by one or more 5% unitholder has increased by more than 50% over the lowest percentage of units of the Partnership (or any predecessor entity) owned by such unitholder at any time during the three-year testing period.

FASB ASC 740-10-05-6 Income Taxes topic, Tax Position subtopic (SFAS No. 109 and FIN 48), provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return.

At December 31, 2009, we had unrecognized income tax benefits totaling $1.9 million including related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of federal tax uncertainties. If recognized, these tax benefits and related interest and penalties would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will decrease by $0.1 million during the next 12 months ending December 31, 2010. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

We file U.S. federal income tax returns and various state and local returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. For our Federal income tax returns we have four tax years subject to examination. In our major state tax jurisdictions of New York, Pennsylvania, Connecticut, and New Jersey, we have four, four, five, and five tax years, respectively, that are subject to examination. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, based on our assessment of many factors including past experience and interpretation of tax law, we believe that our provision for income taxes reflect the most probable outcome. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

Sales, Use and Value Added Taxes

Taxes are assessed by various governmental authorities on many different types of transactions. Sales reported for product, installation and service exclude taxes.

Recent Accounting Pronouncements

In the first quarter of fiscal 2010, the Partnership adopted the provisions of FASB ASC 805-10 Business Combinations (SFAS No. 141R). This standard establishes in a business combination principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired, liabilities assumed, and any noncontrolling interests.

4) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2009	$182,942
Fiscal year 2010 acquisitions	—

Balance as of December 31, 2009	$182,942

The Partnership performed its annual goodwill impairment valuation for the period ending August 31, 2009 and determined that there was no goodwill impairment.

The preparation of this analysis (see Note 3. Summary of Significant Accounting Policies – Goodwill and Intangible Assets) was based upon management’s estimates and assumptions, and future impairment calculations would be affected by actual results that are materially different from projected amounts. To provide for a sensitivity of the discount rates and transaction multiples used, ranges of high and low values are employed in the analysis, with the low values examined to ensure that a reasonably likely change in an assumption would not cause the Partnership to reach a different conclusion.

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	December 31, 2009			September 30, 2009
(in thousands)	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net

Customer lists and other intangibles	$204,425	$186,029	$18,396	$204,426	$183,958	$20,468

Amortization expense for intangible assets and deferred charges was $2.1 million for the three months ended December 31, 2009 compared to $4.4 million for the three months ended December 31, 2008. Amortization expense was lower as acquisitions from 1999 with a 10 year life became fully amortized in fiscal 2009. Total estimated annual amortization expense related to intangible assets subject to amortization and deferred charges, for the fiscal year ending September 30, 2010 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Book Amortization Expense
2010	$7,820
2011	$5,769
2012	$1,402
2013	$1,400
2014	$1,324

5) Acquisitions

The Partnership made no acquisitions for the three months ended December 31, 2009.

For the three months ended December 31, 2008 the Partnership acquired one retail heating oil dealer. The aggregate purchase price was approximately $3.9 million, reduced by working capital credits of $0.7 million.

6) Long-Term Debt and Bank Facility Borrowings

The Partnership’s long-term debt is as follows (in thousands):

	At December 31, 2009		At September 30, 2009
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
10.25% Senior Notes (b)	$133,059	$133,059	$133,112	$133,112
Revolving Credit Facility Borrowings (c)	—	—	—	—

Total debt	$133,059	$133,059	$133,112	$133,112

Total long-term portion of debt	$133,059	$133,059	$133,112	$133,112

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on relevant market information, open market quotations and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
(b)	These notes mature in February 2013 and accrue interest at an annual rate of 10.25% requiring semi-annual interest payments on February 15 and August 15 of each year. The net premium on these notes included above were $0.6 million at December 31, 2009 and $0.6 million at September 30, 2009 respectively. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium. (See Note 10. Subsequent Events—Note Repurchase) Under the terms of the indenture dated as of April 28, 2006, these notes permit restricted payments of $22 million, allow the Partnership to make acquisitions of up to $60 million without passing certain financial tests, and restrict the proceeds of asset sales from being invested in current assets for purposes of the “asset sale” covenant.
(c)	In July 2009, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of nine banks. This amended facility, that extends to July 2012, provides the Partnership with the ability to borrow up to $240 million ($290 million during the heating season from November to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. The Partnership can increase the facility size by $50 million without the consent of the bank group. The bank group is not obligated to fund the $50 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. The interest rate is LIBOR plus (i) 3.50% (if availability, as defined in the revolving credit facility agreement is greater than or equal to $150 million), or (ii) 3.75% (if availability is greater than $75 million but less than $150 million), or (iii) 4.00% (if availability is less than or equal to $75 million). The commitment fee on the unused portion of the facility is 0.75% per annum.

In January 2010, the Partnership entered into a first amendment to the amended and restated asset based revolving credit facility agreement that updated the consolidated fixed charges defined term.

At December 31, 2009 and September 30, 2009, no amount was outstanding under the revolving credit facility and $40.8 million and $40.9 million of letters of credit were issued, respectively.

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

As of December 31, 2009, availability was $196 million, and the Partnership was in compliance with the fixed charge coverage ratio. As of September 30, 2009, availability was $194.4 million, and the Partnership was in compliance with the fixed charge coverage ratio.

7) Employee Pension Plan

	Three Months Ended December 31,
(in thousands)	2009	2008

Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	811	935
Expected return on plan assets	(665)	(728)
Net amortization	616	340

Net periodic benefit cost	$762	$547

8) Supplemental Disclosure of Cash Flow Information

	Three Months Ended December 31,
(in thousands)	2009	2008

Cash paid during the period for:
Income taxes, net	$634	$749
Interest	$825	$949
Non-cash financing activities:
Decrease in interest expense—amortization of net debt premium	$40	$49
Decrease in net debt premium attributable to redemption of debt	$—	$57

9) Commitments and Contingencies

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

10) Subsequent Events

Subsequent events have been evaluated up to February 3, 2010, the date the financial statements were issued.

Quarterly Distribution Declared

On January 21, 2010, the Partnership declared a quarterly distribution of $0.0725 per common unit (an increase of $0.005 per common unit), payable on February 12 to holders of record on February 4, 2010.

Announcement to Redeem $50 Million in Senior Notes

On January 15, 2010, the Partnership announced that it has elected to redeem $50 million in principal amount of its outstanding 10.25% Senior Notes due 2013. On February 19, 2010, the Redemption Date, the Partnership will redeem this amount at a price equal to 101.708% of face value plus any accrued but unpaid interest thereon, as provided for in the indenture. After the redemption, the outstanding face value of the 10.25% Senior Notes will be $82.5 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of home heating oil, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new accounts and retain existing accounts, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of future environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counter party credit worthiness, marketing plans and general economic conditions. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Initiatives and Strategy” in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2009 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

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

Weather Hedge Contract—Warm Weather

Weather conditions have a significant impact on the demand for home heating oil because our customers depend on this product principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have purchased a warm weather hedge from Swiss Re Financial Products. Under this hedge agreement, we will receive a payment of $35,000 per heating degree-day, when the total number of heating degree-days in the period covered is less than 92.5% of the 10-year average. This contract covers the period from November 1, 2009 through March 31, 2010 taken as a whole and has a maximum payout of $12.5 million.

Income Taxes—Valuation Allowance and Net Operating Loss Carry Forward

Based upon a review of a number of factors, including historical operating performance and our expectation that we could generate sustainable consolidated taxable income for the foreseeable future, we concluded at the end of fiscal 2009 that the majority of the Partnership’s net deferred tax assets should be recognized. Thus, pursuant to FASB ASC 740-10 Income Taxes topic (FAS 109), we recorded a tax benefit during fiscal 2009 reversing a majority of the opening valuation allowance, resulting in a non-cash increase in net income of $86.4 million. This benefit was partially offset by a current income tax expense of $3.8 million and deferred income tax expense of $25.0 million related to current year activity (including net operating loss carry forward utilization), resulting in a net income tax benefit of $57.6 million.

Most of the $86.4 million benefit relating to the valuation allowance release related to federal and state loss carry forwards (NOLs), insurance reserves, and the net operating book versus tax timing of intangible amortization.

The release of the valuation allowance in 2009 will also affect the comparison of income tax expense (benefit) of fiscal 2009 quarters in fiscal 2010. The income tax expense in the first three quarters of fiscal 2009 consisted of current taxes only, as any deferred income tax expense or benefit for those periods were fully offset by the valuation allowance.

At December 31, 2004, we had federal NOLs of $170.6 million and at December 31, 2009, these NOLs were reduced to approximately $51 million. Over the five year period, we utilized approximately $24 million of federal NOLs on average each year to offset our taxable income. We expect that over the next few years, we will utilize the majority of the remaining NOLs. After we exhaust the NOLs, the amount of cash taxes that we will pay will increase significantly and will reduce the annual amount of cash available for distribution to unitholders. For example, in calendar 2006, 2007, 2008 and 2009 we paid federal cash taxes of $0.1 million, $1.0 million, $0.6 million and $0.6 million, respectively. If we did not have the NOLs available to us for calendar 2006, 2007, 2008 and 2009 our federal cash taxes would have increased to $2.6 million, $17.2 million, $11.1 million and $10.1 million for calendar 2006, 2007 and 2008 and 2009, respectively.

Income Taxes- Book Versus Tax Deductions

The amount of cash flow that we generate in any given year will depend upon a variety of factors including the amount of cash income taxes that our corporate subsidiary will pay. The amount of depreciation and amortization that we deduct for book (i.e. financial reporting) purposes will differ from the amount that our corporate subsidiary can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that our corporate subsidiary expects to deduct for tax purposes. (Our corporate subsidiary files it’s tax return based on a calendar year. The amounts below are based on our fiscal year.)

(Amounts in 000’s)

Fiscal Year	Book	Tax
2010	$16,188	$29,375
2011	13,105	26,652
2012	7,010	23,677
2013	4,022	21,150
2014	3,332	17,753

Income Taxes—Consideration of Election to be Taxed as an Association or “C Corporation”

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

To reduce these administrative expenses and to better rationalize our tax reporting structure, the Partnership is evaluating whether to make an election sometime in calendar 2010 or thereafter, to be treated as a corporation for federal and state income tax purposes. While the Partnership would still remain a publicly traded partnership for legal and governance purposes, for income tax purposes its unitholders would be treated as owning stock in a corporation rather than being partners in a partnership. Subsequent to the year of election unitholders would receive Forms 1099-DIV annually for any dividends and would no longer receive K-1’s. In the year of election unitholders would receive both, each form covering part of the year.

This election may have immediate short term tax implications as unitholders who own units during the calendar year of the election could receive taxable dividend income related to the deemed exchange of partnership units for stock and the "assumption" by the "new" corporation of the liabilities of the Partnership (primarily the Senior Notes).

Assuming that the Partnership’s taxable earnings and profits are equal to or less than the amount of distributions/dividends paid out during the year by the Partnership and that the unitholder holds the units for the entire calendar year, (or at least long enough during the year to receive a distribution(s) at least equal to the tax resulting from a share of dividend income reported on Form K-1), then most partners should not have any material negative cash flow consequences as a result of the Partnership making this election. Note that nothing herein should be interpreted as a projection of any future earnings amount or a projection or guarantee of future distributions or dividends.

In addition, there are risks that the Partnership could make this election but:

•	Not distribute or dividend enough cash to cover the taxes that may be due as a result of the dividend income generated by the election.

•

Even if total distributions are made by the Partnership that are equal to its total taxable earnings in the year of election, any particular unit holder could buy or sell units in a time period such that they would receive an allocation on their K-1 of more taxable dividend income than they would receive in cash distributions

The Partnership intends to only make this election if it believes that it will have no overall material adverse impact on its unitholders, of which there can be no assurance. Since determining this is a function of projecting taxable earnings, making assumptions regarding the payment of distributions, and trying to determine when, during any particular calendar year, making the election will have the least impact on the most number of unitholders, when or, even if, it will make this election is not determinable at this time. Unitholders are encouraged to consult their tax advisors with respect to these possible outcomes.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil customers. Net customer attrition is the difference between gross customer losses and customers added through internal marketing efforts. Customers purchased in acquisitions are not included in the calculation of gross customer gains, but are factored on a pro-rata basis in the denominator when calculating the percentages of gross customer gains and losses. Gains and losses at acquisitions since the acquired date of the acquisition are included in the calculation of net customer attrition. Gross customer losses are the result of a number of factors, including price competition, move-outs, credit losses and conversions to natural gas. When a customer moves out of an existing home we count the “move out” as a loss and if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Gross customer gains and gross customer losses

	Fiscal Year Ended
	2010			2009
	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses
First Quarter	19,000	21,600	(2,600)	26,300	31,800	(5,500)

Net customer attrition as a percentage of the home heating oil customer base

	Fiscal Year Ended
	2010			2009
	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses
First Quarter	5.1%	5.8%	-0.7%	6.5%	7.9%	-1.4%

We lost 2,600 accounts (net) during the three months ended December 31, 2009, or 0.7% of our home heating oil customer base, as compared to the three months ended December 31, 2008 in which we lost 5,500 accounts (net), or 1.4% of our home heating oil customers as the decline in gross customer gains of 7,300 accounts was less than the decline in gross customer losses of 10,200 accounts. Gross customer gains in the three months ended December 31, 2009 decreased 7,300 accounts as compared to the three months ended December 31, 2008. We believe that most of this decrease is due to the Partnership being able to take advantage of an unusually high number of consumers seeking an alternate supplier in the three months ended December 31, 2008 as a result of extreme price volatility in the summer and fall of 2008. These favorable conditions did not reoccur in the three months ended December 31, 2009, The decrease in gross customer losses of 10,200 accounts was primarily due to the aforementioned market condition, as losses due to price declined by 5,000 accounts. In addition, our credit losses improved by 3,100 accounts and natural gas conversions declined by 1,200 accounts.

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

Three Months Ended December 31, 2009

Compared to the Three Months Ended December 31, 2008

Volume

For the three months ended December 31, 2009, retail volume of home heating oil decreased by 14.2 million gallons, or 13.0%, to 95.4 million gallons, as compared to 109.6 million gallons for the three months ended December 31, 2008. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume - Three months ended December 31, 2008	109.6
Impact of warmer temperatures	(5.5)
Net customer attrition	(7.7)
Conservation and other	(1.0)

Change	(14.2)

Volume - Three months ended December 31, 2009	95.4

Temperatures in our geographic areas of operations for the three months ended December 31, 2009 were 5.0% warmer than the three months ended December 31, 2008 and approximately 2.2% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Between December 31, 2008 and December 31, 2009, net customer attrition was 6.9%, and the above table reflects the lost volume related to this net attrition. Due to the significant increase in the price per gallon of home heating oil over the last several years, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods and this decrease is reflected in the "Conservation/Other" heading in the above table.

Volume of other petroleum products for the three months ended December 31, 2009 decreased by 1.5 million gallons, or 13.1%, to 9.8 million gallons, as compared to 11.3 million gallons of other petroleum products sold during the three months ended December 31, 2008.

The percentage of heating oil volume sold to residential variable price customers increased to 41.3% for the three months ended December 31, 2009, as compared to 39.0% for the three months ended December 31, 2008. The percentage of heating oil volume sold to residential price-protected customers decreased to 44.4 % for the three months ended December 31, 2009, as compared to 46.2% for the three months ended December 31, 2008. For the three months ended December 31, 2009, sales to commercial/industrial customers decreased to 14.3% of total heating oil volume sales, as compared to 14.8% for the three months ended December 31, 2008.

Product Sales

For the three months ended December 31, 2009, product sales decreased $52.5 million, or 14.8%, to $301.8 million, as compared to $354.3 million for the three months ended December 31, 2008, due to lower home heating oil volume and lower home heating oil selling prices.

Installation and Service Sales

For the three months ended December 31, 2009, service and installation sales decreased $1.5 million, or 3.1%, to $47.1 million, as compared to $48.6 million for the three months ended December 31, 2008, due to a decline in our customer base and lower new equipment sales. We believe that consumers are generally reluctant to replace their heating systems given the current economic environment.

Cost of Product

For the three months ended December 31, 2009, cost of product decreased $35.2 million, or 14.1%, to $214.5 million, as compared to $249.7 million for the three months ended December 31, 2008, due to a decrease in home heating oil volume sold of 13% and a decrease in home heating oil product costs.

Gross Profit—Product

The table below recalculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and other petroleum products. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended December 31, 2009 decreased by $0.0418 per gallon, or 4.5%, to $0.8820 per gallon, from $0.9238 per gallon in the three months ended December 31, 2008. Product sales and cost of product include home heating oil, other petroleum products and liquidated damages billings.

	Three Months Ended
	December 31, 2009		December 31, 2008
	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil
Volume (in millions of gallons)	95,400		109,638

Sales	$279,294	$2.9276	$329,711	$3.0073
Cost	195,149	2.0456	228,427	2.0835

Gross Profit	$84,145	$0.8820	$101,284	$0.9238

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in millions of gallons)	9,807		11,279

Sales	$22,471	$2.2913	$24,556	$2.1771
Cost	19,366	1.9747	21,279	1.8866

Gross Profit	$3,105	$0.3166	$3,277	$0.2905

	Amount (000)		Amount (000)	Change
Total Product
Sales	$301,765		$354,267	$(52,502)
Cost	214,515		249,706	(35,191)

Gross Profit	$87,250		$104,561	$(17,311)

For the three months ended December 31, 2009, total product gross profit decreased by $17.3 million to $87.3 million, as compared to $104.6 million for the three months ended December 31, 2008, due to the impact of lower home heating oil volume ($13.2 million) and lower home heating oil per gallon margins ($4.0 million).

Since the beginning of the heating season of fiscal 2010, home heating oil costs have risen, which has limited the Partnership’s ability to expand its margins. During the beginning of the heating season of fiscal 2009, home heating oil product costs declined, which largely contributed to the Partnership’s ability to expand its home heating oil margins during this period, as wholesale prices decreased more rapidly than retail selling prices.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2009, the increase in the fair value of derivative instruments resulted in the recording of a $3.4 million credit due to the expiration of certain hedged positions or their realization to cost of product (a $3.5 million credit) and a decrease in the market value for unexpired hedges (a $0.1 million charge).

During the three months ended December 31, 2008, the decrease in the fair value of derivative instruments resulted in the recording of a $36.9 million charge due to the expiration of certain hedged positions or their realization to cost of product (a $9.6 million credit), and a decrease in the market value for unexpired hedges (a $46.5 million charge).

Cost of Installations and Service

During the three months ended December 31, 2009, cost of installations and service decreased $3.1 million, or 6.4%, to $45.7 million, as compared to $48.8 million for the three months ended December 31, 2008, due to the decline in installation sales, lower vehicle fuel expense and management’s efforts to reduce costs in line with net customer attrition. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many overhead functions and direct expenses such as service technician time cannot be precisely allocated.

Installation costs were $15.4 million, or 83.6% of installation sales during the three months ended December 31, 2009, and were $16.5 million, or 86.7% of installation sales during the three months ended December 31, 2008. Service expenses decreased to $30.3 million, or 105.7% of service sales during the three months ended December 31, 2009, from $32.3 million in the three months ended December 31, 2008, or 109.3% of sales. For the three months ended December 31, 2009, a net gross profit from service and installation of $1.4 million was generated, as compared to a net gross loss of $0.2 million for the three months ended December 31, 2008.

Delivery and Branch Expenses

For the three months ended December 31, 2009, delivery and branch expenses decreased $6.8 million, or 10.7%, to $56.8 million, as compared to $63.6 million for the three months ended December 31, 2008. Bad debt expense declined by $0.7 million due to the decline in total sales of 13.4%, and vehicle fuels declined by $1.5 million due to the decline in fuel costs. Insurance expense was lower by $3.1 million due to a decline in the cost of the Partnership’s weather hedge ($0.9 million) and improved claims experience ($2.2 million). Delivery and branch expenses were also favorably impacted by the decline in home heating oil volume of 13.0%.

Depreciation and Amortization

For the three months ended December 31, 2009, depreciation and amortization expenses declined by $2.5 million, or 41.5%, to $3.5 million, as compared to $6.0 million for the three months ended December 31, 2008.

Amortization expense was lower by $2.3 million, as acquisitions from 1999 with a 10 year life became fully amortized in fiscal 2009.

General and Administrative Expenses

For the three months ended December 31, 2009, general and administrative expenses were $5.1 million, slightly less when compared to $5.3 million for the three months ended December 31, 2008.

Operating Income (Loss)

For the three months ended December 31, 2009, operating income increased $34.0 million to $26.6 million, from a loss of $7.4 million for the three months ended December 31, 2008, as a decrease in product gross profit of $17.3 million was more than offset by a favorable change in the fair value of derivative instruments of $40.2 million and lower operating costs (net service, delivery, general and administrative) of $11.0 million.

Interest Expense

For the three months ended December 31, 2009, interest expense decreased by $0.8 million, or 14.9 % to $4.3 million as compared to $5.1 million for the three months ended December 31, 2008. During fiscal 2009, the Partnership repurchased $40.3 million face value of its 10.25% Senior Notes which lowered average long-term debt outstanding by $30.6 million and corresponding interest expense by $1.0 million. Bank charges increased by $0.3 million due to an increase in letter of credit fees.

Interest Income

For the three months ended December 31, 2009, interest income decreased $0.7 million, or 63.9%, to $0.4 million, as compared to $1.1 million for the three months ended December 31, 2008, due to lower returns, lower invested cash balances, and lower finance charge income on past due accounts receivables balances.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2009, amortization of debt issuance costs increased $0.1 million, or 10.8% to $0.7 million, as compared to $0.6 million for the three months ended December 31, 2008.

Gains on Bond Repurchase

During the three months ended December 31, 2008, the Partnership repurchased $10.0 million face value of its 10.25% Senior Notes due February 2013 at an average price of $64 per $100 of principal plus accrued interest. The Partnership recorded a gain of $3.5 million. The Partnership did not repurchase any of its notes during the three months ended December 31, 2009.

Income Tax Expense (Benefit)

For the three months ended December 31, 2009 income tax expense increased $10.5 million, to a $10.1 million expense, from a $0.4 million benefit for the three months ended December 31, 2008. This increase is due primarily to the $30.4 million increase in the Income (loss) before income taxes for 2009 versus 2008. In addition, due to the Partnership having a full valuation allowance as of December 31, 2008, any deferred tax benefits from the loss before income taxes for the three months ended December 31, 2008 were fully offset by the valuation allowance, leaving only a current tax benefit. As much of the valuation allowance was released as of September 30, 2009, the tax expense for the three months ended December 31, 2009 consists of a both $0.8 million current tax expense and a $9.3 million deferred tax expense.

Net Income (Loss)

For the three months ended December 31, 2009, the Partnership generated net income of $ 12.0 million, as compared to a net loss of $8.0 million for the three months ended December 31, 2008. This increase in net income of $ 20.0 million was attributable to an increase in operating income of $34.0 million which was reduced by an increase in income tax expense of $10.5 million. During the three months ended December 31, 2008, the Partnership’s recorded a gain of $3.5 million from repurchasing $10.0 million face value of its 10.25% Senior Notes, which positively impacted net income in that period.

Adjusted EBITDA

For the three months ended December 31, 2009, Adjusted EBITDA decreased by $8.8 million to $26.7 million, as compared to $35.5 million for the three months ended December 31, 2008, as a reduction in delivery and branch expenses was more than offset by the decline in home heating oil volume and home heating oil margins.

	Three Months Ended December 31,
(in thousands)	2009	2008
Net income (loss)	$12,005	$(8,011)
Plus:
Income tax expense (benefit)	10,077	(352)
Amortization of debt issuance cost	656	592
Interest expense, net	3,876	3,927
Depreciation and amortization	3,535	6,043

EBITDA	30,149	2,199

(Increase) / decrease in the fair value of derivative instruments	(3,392)	36,854
Gain on redemption of debt	—	(3,522)

Adjusted EBITDA (a)	26,757	35,531

Add/ (Subtract)
Income tax expense (benefit)	(10,077)	352
Interest expense, net	(3,876)	(3,927)
Provision for losses on accounts receivable	2,148	2,868
Increase in accounts receivables	(76,952)	(54,998)
Increase in inventories	(9,387)	(21,029)
Increase (decrease) in customer credit balances	(21,790)	8,713
Change in deferred taxes	9,482	0
Change in other operating assets and liabilities	10,708	12,299

Net cash used in operating activities	$(72,987)	$(20,191)

Net cash used in investing activities	$(1,555)	$(4,004)

Net cash used in financing activities	$(21,947)	$(6,400)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

Operating Activities

Due to the seasonal nature of the home heating oil business, cash is generally used in operations during the winter (our first and second fiscal quarters) as customers receive deliveries and pay for products purchased within our payment terms, and cash is generally provided by operating activities during the spring and summer (our third and fourth quarters) when customer payments exceed deliveries. For the three months ended December 31, 2009, cash used in operating activities was $73 million, as compared to $20.2 million of cash used in operating activities during the three months ended December 31, 2008. This change of $52.8 million was largely due to a decline in cash received from budget payment plan customers of $41.5 million. Approximately 34% of our customers are on a budget payment plan and these customers pay their annual estimated heating bill in 12 monthly installments. Typically, these plans begin before the heating season and a liability is created as payments exceed deliveries. During the three months ended December 31, 2008, cash received from these customers benefited from a declining home heating oil market as payment plans for these customers had been set prior to the precipitous drop in the cost of home heating oil. This resulted in an increase in collections from budget payment plan customers versus expected deliveries. The timing of sales versus collections of accounts receivable within the comparable periods also led to a reduction in cash received of $13.5 million. During the three months ended December 31, 2009, a greater proportion of sales occurred in the month of December 2009, when compared to the proportion of sales made in December 2008, in relation to the three months ended December 31, 2008. This resulted in an increase in accounts receivable that were not due for payment until the next quarter according to the Partnership’s credit terms. While cash flow generated from earnings declined by $10.4 million for the three months ended December 31, 2009, when compared to the three months ended December 31, 2008, cash expenditures for inventory purchases were lower by $11.6 million. To take advantage of favorable home heating oil prices in the spot and futures market prior to the beginning of fiscal 2010, we increased our inventory levels which lowered our need to purchase inventory during the three months ended December 31, 2009, when compared to the three months ended December 31, 2008.

Investing Activities

During the three months ended December 31, 2009, our capital expenditures totaled $1.6 million, as we invested in computer hardware and software ($0.6 million), refurbished certain physical plants ($0.1 million) and made additions to our fleet and other equipment ($0.9 million).

During the three months ended December 31, 2008, we spent $0.8 million for fixed assets and received $0.1 million from the sale of certain assets as we invested in computer hardware and software ($0.2 million), refurbished certain physical plants ($0.1 million) and made additions to our fleet and other equipment ($0.4 million). We also completed one acquisition for $3.9 million and allocated $3.3 million of the gross purchase to intangible assets and $0.6 million to fleet. We paid $3.2 million in cash and assumed net working capital credits of $ 0.7 million.

Financing Activities

During the three months of fiscal 2010, the Partnership repurchased 4.3 million common units for $16.9 million in connection with our unit repurchase plan program and paid distributions to our unit holders of $5.1 million. We did not borrow under our revolving credit facility but had letters-of-credit outstanding under the facility.

During the three months ended December 31, 2008, the Partnership repurchased $10.0 million in face value of its 10.25% Senior Notes due February 2013 for $6.4 million.

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other economic and geo-political factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at December 31, 2009, or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by a our revolving credit facility.

Our asset based revolving credit facility provides us with the ability to borrow up to $240 million ($290 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100.0 million in letters of credit. The Partnership can increase the facility size by $50 million without the consent of the bank group. However, the bank group is not obligated to fund the $50 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of December 31, 2009, $40.8 million in letters of credit were outstanding, of which $39.2 million are for current and future insurance reserves and bonds and $1.6 million are for seasonal inventory purchases and other working capital purposes. We have reduced our reliance on letters of credit for inventory purchases as we have increased our trade credit to over $28.0 million.

Under the terms of the credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1x. As of December 31, 2009, availability, as defined in the amended and restated credit agreement, was $196.0 million and the Partnership was in compliance with the fixed charge coverage ratio. The fixed charge coverage ratio is calculated based upon Adjusted EBITDA. In the event that the Partnership is not able to comply with these covenants it could have a material adverse effect on the Partnership’s liquidity and results of its operations.

On January 15, 2010, the Partnership announced that it had elected to redeem $50.0 million of its outstanding 10.25% Senior Notes due in 2013 at a price equal to 101.708% of face value with a redemption date of February 19, 2010. The Partnership’s scheduled interest payments on our 10.25% Senior Notes for the remainder of fiscal 2010 are $11.0 million and maintenance capital expenditures for fixed assets are estimated to be approximately $3.0 to $5.0 million, excluding the capital requirements for leased fleet. Based on the funding levels required by the Pension Protection Act of 2006, and certain actuarial assumptions, we estimate that the Partnership will make cash contributions to fund its frozen defined benefit pension obligations of approximately $12.2 million for the balance of fiscal 2010. We anticipate paying distributions of approximately $15.6 million for the remainder of fiscal 2010 and, we plan to purchase the remaining balance (2.6 million units) authorized under our unit repurchase plan. In addition, we will continue to seek strategic acquisitions.

Partnership Distribution Provisions

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

On January 21, 2010, the Partnership declared a quarterly distribution of $0.0725 per common unit (an increase of $0.005 per common unit), payable on February 12 to holders of record on February 4, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since September 30, 2009, and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

In the first quarter of fiscal 2010, the Partnership adopted the provisions of FASB ASC 805-10 Business Combinations (SFAS No. 141R). This standard establishes in a business combination principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, goodwill acquired, liabilities assumed, and any noncontrolling interests.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At December 31, 2009, we had outstanding borrowings totaling $132.5 million (excluding discounts and premiums), none of which is subject to variable interest rates.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2009, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $11.0 million to a fair market value of $29.6 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $7.0 million to a fair market value of $11.6 million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2009 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(c)	The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of December 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1

Legal Proceedings

In the opinion of management, we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Item 1A

Risk Factors

An investment in the Partnership involves a high degree of risk, including the following factors:

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Partnership. Other unknown or unpredictable factors could also have material adverse effects on future results.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

See Note 2. to the Consolidated Financial Statements for information concerning the Partnership’s repurchase of common units in the three months ended December 31, 2009.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.2	Rule 13a-14(a) Certification, Star Gas Finance Company

31.3	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.4	Rule 13a-14(a) Certification, Star Gas Finance Company

32.1	Section 906 Certification.

32.2	Section 906 Certification.

99.5	First Amendment to the Amended and Restated Credit Agreement, dated as of July 2, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/S/ RICHARD F. AMBURY	Chief Financial Officer	February 3, 2010
Richard F. Ambury	Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY	Vice President - Controller	February 3, 2010
Richard G. Oakley	Kestrel Heat LLC
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature	Title	Date

/S/ RICHARD F. AMBURY	Chief Financial Officer	February 3, 2010
Richard F. Ambury	(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY	Vice President - Controller	February 3, 2010
Richard G. Oakley	(Principal Accounting Officer)