Form 10-Q
period 2010-03-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2010-05-10
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At April 30, 2010, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	69,806,896
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,573	$195,160
Receivables, net of allowance of $9,017 and $6,267, respectively	188,495	58,854
Inventories	60,200	62,636
Fair asset value of derivative instruments	11,771	14,676
Current deferred tax asset, net	19,785	30,135
Prepaid expenses and other current assets	19,956	15,437

Total current assets	353,780	376,898

Property and equipment, net	37,324	37,494
Long-term portion of accounts receivables	671	504
Goodwill	183,065	182,942
Intangibles, net	16,324	20,468
Long-term deferred tax asset, net	10,318	36,265
Deferred charges and other assets, net	7,673	9,555

Total assets	$609,155	$664,126

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$17,136	$17,103
Revolving credit facility borrowings	19,094	—
Fair liability value of derivative instruments	1,356	665
Accrued expenses and other current liabilities	67,178	64,446
Unearned service contract revenue	40,745	37,121
Customer credit balances	21,055	74,153

Total current liabilities	166,564	193,488

Long-term debt	82,827	133,112
Other long-term liabilities	31,185	31,192

Partners’ capital
Common unitholders	353,686	332,340
General partner	486	309
Accumulated other comprehensive income (loss), net of taxes	(25,593)	(26,315)

Total partners’ capital	328,579	306,334

Total liabilities and partners’ capital	$609,155	$664,126

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2010	2009	2010	2009

Sales:
Product	$510,713	$478,762	$812,478	$833,029
Installations and service	41,019	41,738	88,073	90,321

Total sales	551,732	520,500	900,551	923,350
Cost and expenses:
Cost of product	361,713	323,705	576,228	573,411
Cost of installations and service	42,517	44,561	88,189	93,343
(Increase) decrease in the fair value of derivative instruments	(4,702)	(42,262)	(8,094)	(5,408)
Delivery and branch expenses	67,872	71,597	124,694	135,168
Depreciation and amortization expenses	3,561	6,066	7,096	12,109
General and administrative expenses	5,646	5,953	10,699	11,213

Operating income	75,125	110,880	101,739	103,514
Interest expense	(3,885)	(4,349)	(8,155)	(9,368)
Interest income	935	1,196	1,329	2,288
Amortization of debt issuance costs	(672)	(576)	(1,328)	(1,168)
Gains (losses) on redemption of debt	(1,132)	6,218	(1,132)	9,740

Income before income taxes	70,371	113,369	92,453	105,006
Income tax expense	29,836	4,702	39,913	4,350

Net income	$40,535	$108,667	$52,540	$100,656

General Partner’s interest in net income	187	466	241	431

Limited Partners’ interest in net income	$40,348	$108,201	$52,299	$100,225

Basic and Diluted income per Limited Partner Unit (1)	$0.48	$1.17	$0.62	$1.08

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	70,302	75,774	71,494	75,774

(1)	See Note 2 Summary of Significant Accounting Policies - Net Income (Loss) per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2009	75,137	326	$332,340	$309	$(26,315)	$306,334

Comprehensive income (unaudited):
Net income	—	—	52,299	241	—	52,540
Unrealized gain on pension plan obligation	—	—	—	—	1,231	1,231
Tax affect of unrealized gain on pension plan	—	—	—	—	(509)	(509)

Total comprehensive income	—	—	52,299	241	722	53,262
Distributions	—	—	(10,182)	(64)	—	(10,246)
Retirement of units (1)	(5,220)	—	(20,771)	—	—	(20,771)

Balance as of March 31, 2010 (unaudited)	69,917	326	$353,686	$486	$(25,593)	$328,579

(1)	See Note 2 - Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$52,540	$100,656

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(8,094)	(5,408)
Depreciation and amortization	8,424	13,277
(Gain) loss on redemption of debt	1,132	(9,740)
Provision for losses on accounts receivable	5,482	6,886
Change in deferred taxes	35,788	—
Changes in operating assets and liabilities:
Increase in receivables	(135,290)	(71,583)
Decrease in inventories	2,436	5,398
Decrease in other assets	7,105	7,125
Increase in accounts payable	33	1,804
Decrease in customer credit balances	(53,098)	(36,392)
Increase in other current and long-term liabilities	7,494	21,336

Net cash provided by (used in) operating activities	(76,048)	33,359

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,664)	(1,712)
Proceeds from sales of fixed assets	155	112
Acquisitions	—	(3,241)
Earnout	(123)	—

Net cash used in investing activities	(2,632)	(4,841)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	36,754	—
Revolving credit facility repayments	(17,660)	—
Repayment of debt	(50,854)	(26,271)
Distributions	(10,246)	(5,137)
Unit repurchase	(20,771)	—
Deferred charges	(130)	—

Net cash used in financing activities	(62,907)	(31,408)

Net decrease in cash and cash equivalents	(141,587)	(2,890)

Cash and cash equivalents at beginning of period	195,160	178,808

Cash and cash equivalents at end of period	$53,573	$175,918

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at March 31, 2010, had outstanding 69.9 million common units (NYSE: “SGU”) representing 99.5% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.5% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil that at March 31, 2010 served approximately 367,000 full-service residential and commercial home heating oil customers, and 7,000 propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 36,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of the Partnership’s $82.5 million 10.25% Senior Notes (excluding discounts and premiums), which are due in 2013. The Partnership is dependent on distributions including inter-company interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 6.—Long-Term Debt and Bank Facility Borrowings)

2) Common Unit Repurchase and Retirement

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

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (a)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
Number of units authorized			7,500

Fiscal year 2009 total	637	$3.67	6,863

October 2009	3,072	$3.97	3,791
November 2009	350	$3.96	3,441
December 2009	834	$3.95	2,607

First quarter fiscal year 2010 total	4,256	$3.97	2,607

January 2010	—		2,607
February 2010	964	$4.03	1,643
March 2010	—		1,643

Second quarter fiscal year 2010 total	964	$4.03	1,643

(a)	Amounts include repurchase costs.

3) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations for the three and six-month periods ended March 31, 2010 and March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Delivery and Branch Expenses

Delivery and branch expenses include insurance, wages and benefits and department related costs for drivers, dispatchers, mechanics, customer service, sales and marketing, compliance, credit and branch accounting, information technology and operational support.

General and Administrative Expenses

General and administrative expenses include wages and benefits and department related costs for human resources, finance and accounting, and administrative support.

Allowance for Doubtful Accounts

The Partnership periodically reviews current and past due customer accounts receivable balances. After giving consideration to economic conditions, overdue status and other factors, it establishes an allowance for doubtful accounts, representing the Partnership’s best estimate of amounts that may not be collectible.

Allocation of Net Income (Loss)

Net income (loss) for partners’ capital and statement of operations is allocated to the general partner and the limited partners in accordance with their respective ownership percentages, after giving effect to cash distributions paid to the general partner in excess of its ownership interest, if any.

Net Income (Loss) per Limited Partner Unit

Income per limited partner unit is computed in accordance with FASB ASC 260-10-45-60 Basic and Diluted Earnings per Share topic, Participating Securities and the Two-Class Method subtopic (EITF 03-06), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The pro forma nature of the allocation required by this standard provides that in any accounting period where the Partnership's aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership's overall net income or other financial results. However, for periods in which the Partnership's aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit, as the calculation according to this standard results in a theoretical increased allocation of undistributed earnings to the general partner. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, this standard does not have any impact on the Partnership's net income per limited partner unit calculation. A separate and independent calculation for each quarter and year-to-date period is required.

The following presents the net income allocation and per unit data using this method for the periods presented:

Basic and Diluted Earnings Per Limited Partner: (in thousands, except per unit data)	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income	$40,535	$108,667	$52,540	$100,656
Less General Partners’ interest in net income	187	466	241	431

Net income available to limited partners	40,348	108,201	52,299	100,225
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	6,594	19,884	7,929	18,316

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$33,754	$88,317	$44,370	$81,909

Per unit data:
Basic and diluted net income available to limited partners	$0.57	$1.43	$0.73	$1.32
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.09	0.26	0.11	0.24

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.48	$1.17	$0.62	$1.08

Weighted average number of Limited Partner units outstanding	70,302	75,774	71,494	75,774

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

(in thousands)	March 31, 2010	September 30, 2009
Heating oil and other fuels	$46,266	$48,504
Fuel oil parts and equipment	13,934	14,132

	$60,200	$62,636

Derivatives and Hedging – Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of March 31, 2010, the Partnership had 0.6 million gallons of swap contracts to buy heating oil; 43.0 million gallons of call options; 0.2 million gallons of put options and 9.2 million net gallons of synthetic calls (a swap combined with two offsetting puts at different prices). To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of March 31, 2010 had 23.0 million gallons of future contracts to buy heating oil; 33.6 million gallons of future contracts to sell heating oil; and 11.3 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of March 31, 2010, had 0.6 million gallons of swap contracts to buy gasoline and 1.2 million gallons of swap contracts to buy diesel.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of March 31, 2009, the Partnership had 6.9 million gallons of swap contracts to buy heating oil; 0.2 million of futures contracts to buy heating oil; 0.4 million gallons of futures contracts to sell heating oil; 50.0 million gallons of call options; 3.8 million gallons of put options and 6.1 million net gallons of synthetic calls. To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of March 31, 2009 had 43.3 million gallons of futures contract to buy heating oil; 44.2 million gallons of future contracts to sell heating oil; and 20.5 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of March 31, 2009, had 1.5 million gallons of swap contracts to buy gasoline and 1.4 million gallons of swap contracts to buy diesel.

The Partnership’s derivative instruments are with the following counterparties: Newedge USA, LLC, JPMorgan Chase Bank, NA, Societe Generale, Key Bank National Association, Cargill, Inc., Wachovia Bank, NA, and Bank of America, N.A. The Partnership assesses counterparty credit risk and maintains master netting arrangements with its counterparties to help manage this risks and records its derivative positions on a net basis. Based on its assessment, the Partnership considers counterparty credit risk to be low. At March 31, 2010, the aggregate cash posted as collateral in the normal course of business at counterparties was $1.4 million.

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

FASB ASC 820-10 Fair Value Measurements and Disclosures topic (SFAS 157), established a three-tier fair value hierarchy, which classified the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Partnership's Level 1 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are identical and traded in active markets. The Partnership's Level 2 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are valued using either directly or indirectly observable inputs, whose nature, risk and class are similar. No significant transfers of assets or liabilities have been made into and out of the Level 1 or Level 2 tiers. All derivative instruments were non-trading positions. The market prices used to value the Partnership’s derivatives have been determined using the New York Mercantile Exchange (“NYMEX”) and independent third party prices that are reviewed for reasonableness.

The Partnership had no assets or liabilities that are measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Partnership’s financial assets and liabilities measured at fair value on a recurring basis are listed on the following table.

(In thousands)

			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Asset Derivatives at March 31, 2010
Commodity contracts	Fair asset and fair liability value of derivative instruments	$12,697	$43	$12,654	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	298	278	20

Commodity contract assets at March 31, 2010		$12,995	$321	$12,674	$—

Liability Derivatives at March 31, 2010
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(2,282)	$(1,205)	$(1,077)	$—

Commodity contract liabilities at March 31, 2010		$(2,282)	$(1,205)	$(1,077)	$—

Asset Derivatives at September 30, 2009
Commodity contracts	Fair asset and fair liability value of derivative instruments	$23,867	$3,875	$19,992	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	389	133	256

Commodity contract assets at September 30, 2009		$24,256	$4,008	$20,248	$—

Liability Derivatives at September 30, 2009
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(9,856)	$(3,986)	$(5,870)	$—

Commodity contract liabilities at September 30, 2009		$(9,856)	$(3,986)	$(5,870)	$—

(In thousands)

The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Commodity contracts	Cost of product (a)	$11,126	$48,934	$21,004	$62,950
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(4,702)	$(42,262)	$(8,094)	$(5,408)

(a)	Represents realized closed positions and includes the cost of options as they expire.

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

(in thousands)	March 31, 2010	September 30, 2009
Property, plant and equipment	$137,288	$135,269
Less: accumulated depreciation	99,964	97,775

Property, plant and equipment, net	$37,324	$37,494

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

Partners’ Capital

Comprehensive income includes net income (loss), plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized gains/losses on pension plan obligations and the tax affect. For the three months ended March 31, 2010, comprehensive income was $40.9 million, comprised of net income of $40.5 million, an unrealized gain on pension plan obligation of $0.6 million and the tax affect of $0.2 million. For the three months ended March 31, 2009, comprehensive income was $109.0 million, comprised of net income of $108.7 million and an unrealized gain on pension plan obligation of $0.3 million.

For the six months ended March 31, 2010, comprehensive income was $53.3 million, comprised of net income of $52.6 million, an unrealized gain on pension plan obligation of $1.2 million and the tax affect of $0.5 million. For the six months ended March 31, 2009, comprehensive income was $101.3 million, comprised of net income of $100.7 million and an unrealized gain on pension plan obligation of $0.6 million.

Income Taxes

The Partnership is a master limited partnership and is not subject to tax at the entity level for Federal and state income tax purposes. Rather, income and losses of the Partnership are allocated directly to the individual partners. While the Partnership will generate non-qualifying Master Limited Partnership revenue, distributions from the corporate subsidiaries to the Partnership are generally included in the determination of qualified Master Limited Partnership income. All or a portion of the distributions received by the Partnership from the corporate subsidiaries could be taxable as a dividend or capital gain to the partners.

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

Until September 30, 2009, the Partnership's deferred tax assets and liabilities related to its corporate subsidiaries were fully offset by a valuation allowance. Approximately $86.4 million of this valuation allowance was released as of September 30, 2009, resulting in net deferred tax assets being recorded on the balance sheet. As a result of this change, any comparison of the income tax expense (benefit) in the first three fiscal quarters of 2009 to the corresponding quarters of fiscal 2010 will be comparing current income tax expense (benefit) in the fiscal 2009 quarters to both current and deferred income tax expense (benefit) in fiscal 2010 quarters. The comparative current and deferred income tax expense for the three and six months ended March 31, 2010, and 2009 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Income before taxes	$70,371	$113,369	$92,453	$105,006
Current tax expense	$3,277	$4,702	$4,126	$4,350
Deferred tax expense	26,559	—	35,787	—

Total tax expense	$29,836	$4,702	$39,913	$4,350

As of the calendar tax year ended December 31, 2009, Star Acquisitions, a wholly-owned subsidiary of the Partnership, had a Federal net operating loss carry forward (“NOL”) of approximately $52 million. The NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income. In the event that the Partnership experiences an “ownership change” for Federal income tax purposes under Internal Revenue Code Section 382 (“Section 382”), Star Acquisitions may be restricted annually in its ability to use its NOLs to reduce its Federal taxable income. In general, the Partnership would be deemed to have an “ownership change” under Section 382 if, immediately after any owner shift involving a 5% unitholder or any equity structure shift, the percentage of units of the Partnership owned by one or more 5% unitholder has increased by more than 50% over the lowest percentage of units of the Partnership (or any predecessor entity) owned by such unitholder at any time during the three-year testing period.

FASB ASC 740-10-05-6 Income Taxes topic, Tax Position subtopic (SFAS No. 109 and FIN 48), provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return.

At March 31, 2010, we had unrecognized income tax benefits totaling $2.0 million including related accrued interest and penalties of $0.1 million. These unrecognized tax benefits are primarily the result of Federal tax uncertainties. If recognized, these tax benefits and related interest and penalties would reduce the effective tax rate.

We believe that the total liability for unrecognized tax benefits will decrease by $0.1 million during the next 12 months ending March 31, 2011. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

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

4) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2009	$182,942
Fiscal year 2010 earnout	123

Balance as of March 31, 2010	$183,065

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

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	March 31, 2010			September 30, 2009
(in thousands)	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$204,426	$188,102	$16,324	$204,426	$183,958	$20,468

Amortization expense for intangible assets and deferred charges was $4.3 million for the six months ended March 31, 2010 compared to $8.9 million for the six months ended March 31, 2009. Amortization expense was lower as acquisitions from 1999 with a 10 year life became fully amortized in fiscal 2009. Total estimated annual amortization expense related to intangible assets subject to amortization and deferred charges, for the fiscal year ending September 30, 2010 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Book Amortization Expense
2010	$7,820
2011	$5,769
2012	$1,402
2013	$1,400
2014	$1,324

5) Acquisitions

The Partnership made no acquisitions for the six months ended March 31, 2010. The Partnership increased goodwill $0.1 million for additional consideration paid for prior year acquisitions (earnout).

For the six months ended March 31, 2009 the Partnership acquired one retail heating oil dealer. The aggregate purchase price was approximately $3.9 million, reduced by working capital credits of $0.7 million.

6) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	At March 31, 2010		At September 30, 2009
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
10.25% Senior Notes (b)	$82,827	$82,827	$133,112	$133,112
Revolving Credit Facility Borrowings (c)	19,094	19,094	—	—

Total debt	$101,921	$101,921	$133,112	$133,112

Total long-term portion of debt	$82,827	$82,827	$133,112	$133,112

(a)	The Partnership's fair value estimates of long-term debt are made at a specific point in time, based on relevant market information, open market quotations and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
(b)	These notes mature in February 2013 and accrue interest at an annual rate of 10.25% requiring semi-annual interest payments on February 15 and August 15 of each year. The net premium on these notes included above were $0.3 million at March 31, 2010 and $0.6 million at September 30, 2009 respectively. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium. In February 2010, $50 million in principal amount of these notes were redeemed at a price equal to 101.708% of face value plus any accrued and unpaid interest.

Under the terms of the indenture these notes permit restricted payments of $22 million, allow the Partnership to make acquisitions of up to $60 million without passing certain financial tests, and restrict the proceeds of asset sales from being invested in current assets for purposes of the “asset sale” covenant.

(c)	In July 2009, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of nine banks. This amended facility, that extends to July 2012, provides the Partnership with the ability to borrow up to $240 million ($290 million during the heating season from November to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit which reduce availability under this facility. The Partnership can increase the facility size by $50 million without the consent of the bank group. The bank group is not obligated to fund the $50 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. The interest rate is LIBOR plus (i) 3.50% (if availability, as defined in the revolving credit facility agreement is greater than or equal to $150 million), or (ii) 3.75% (if availability is greater than $75 million but less than $150 million), or (iii) 4.00% (if availability is less than or equal to $75 million). The commitment fee on the unused portion of the facility is 0.75% per annum.

In January 2010, the Partnership entered into a first amendment to the amended and restated asset based revolving credit facility agreement that updated the consolidated fixed charges defined term.

At March 31, 2010, $19.1 million was outstanding under the revolving credit facility and $41.2 million of letters of credit were issued. No amount was outstanding under the revolving credit facility at September 30, 2009, and $40.9 million of letters of credit were issued.

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

As of March 31, 2010, availability was $198.6 million, and the Partnership was in compliance with the fixed charge coverage ratio. As of September 30, 2009, availability was $194.4 million, and the Partnership was in compliance with the fixed charge coverage ratio.

7) Employee Pension Plan

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	812	935	1,623	1,870
Expected return on plan assets	(667)	(728)	(1,332)	(1,456)
Net amortization	616	340	1,232	680

Net periodic benefit cost	$761	$547	$1,523	$1,094

8) Supplemental Disclosure of Cash Flow Information

	Six Months Ended March 31,
(in thousands)	2010	2009
Cash paid during the period for:
Income taxes, net	$641	$1,122
Interest	$8,697	$9,800
Debt redemption premium	$854	$—
Non-cash financing activities:
Decrease in interest expense—amortization of net debt premium	$74	$91
Decrease in net debt premium attributable to redemption of debt	$203	$199

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

10) Subsequent Events

Quarterly Distribution Declared

On April 27, 2010, the Partnership declared a quarterly distribution of $0.0725 per common unit, payable on May 14, 2010, to holders of record on May 6, 2010.

Acquisition

On May 10, 2010, the Partnership entered into an Equity Purchase Agreement pursuant to which it acquired 100% of the capital stock of Champion Energy Corporation (“Champion”) for a purchase price of approximately $50.2 million plus working capital of approximately $11.3 million, payable in cash. The business reason for this acquisition is that Champion is an excellent fit for the Partnership, as it serves over 45,000 home heating oil customers in markets that the Partnership currently operates, and has demonstrated the ability for the twelve months ending June 30, 2009, to sell 35.2 million gallons of residential home heating oil, 4.1 million gallons of commercial home heating oil and 8.9 million gallons of other petroleum products.

The purchase price was determined by arms length bargaining between the Partnership and Champion. Given the timing of this acquisition and the filing of this report, the allocation of the purchase price to working capital, tangible assets, customer lists and goodwill will be completed subsequent to this business combination. Goodwill is expected to be derived from synergies created by combining operations, and from the ability of the business to regenerate customers based on its tradition of excellence in customer service from its motivated and dedicated employees.

The Equity Purchase Agreement generally provides that the seller shall indemnify the buyer against damages arising from breaches of representations and warranties, covenants and unknown liabilities subject to certain thresholds and maximum damage limits. In addition, $4.9 million of the purchase price has been held in escrow to fund potential liabilities.

In connection with the acquisition, the Partnership obtained an amendment from its bank group permitting the acquisition.

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

Adjusted EBITDA is calculated as earnings from continuing operations before net interest expense, income taxes, depreciation and amortization, the (increase) decrease in the fair value of derivatives, gain or loss on debt redemption, goodwill impairment, and other non-cash and non-operating charges. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership’s performance in a manner similar to the method management uses, and makes it easier to compare its results with other companies that have different financing and capital structures. In addition, this measure is consistent with the manner in which the Partnership’s debt covenants in its material debt agreements are calculated. Both the Partnership’s 10.25% Senior Note agreement and its bank credit facility contain covenants that restrict equity distributions, acquisitions, and the amount of debt it can incur. Under the most restrictive of these covenants, which is found in the bank credit facility, the agent bank could step in and control all cash transactions for the Partnership if we failed to comply with the minimum “Availability” or the fixed charge coverage ratio. The Partnership is required to maintain either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio of 1.10x (Adjusted EBITDA being a significant component of this calculation). This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

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

Derivative Legislation

The U.S. Congress is currently considering legislation for the comprehensive regulation of derivatives, including proposals that would require regulated banks with derivatives trading units to spin them off and would require substantially all derivatives to be traded through a central clearing house, subject to margin requirements. These proposals, if enacted into law, could substantially increase the Partnership’s cost in using certain derivatives, could make such derivatives less available, and as a result of the margin requirement could reduce the Partnership's financial flexibility, all of which could subject the Partnership to additional risks to the extent it is not able to hedge the risks in another manner.

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

The release of the valuation allowance in 2009 will also affect the comparison of income tax expense (benefit) of fiscal 2009 quarters in fiscal 2010. The income tax expense in the first three quarters of fiscal 2009 consisted of current taxes only, as any deferred income tax expense or benefit for those periods were fully offset by movements in the valuation allowance.

At December 31, 2004, we had Federal NOLs of $170.6 million and at December 31, 2009, these NOLs were reduced to approximately $52 million. Over the five year period, we utilized approximately $24 million of Federal NOLs on average each year to offset our taxable income. We expect that over the next few years, we will utilize the majority of the remaining NOLs. After we exhaust the NOLs, the amount of cash taxes that we will pay will increase significantly and will reduce the annual amount of cash available for distribution to unitholders. For example, in calendar 2006, 2007, 2008 and 2009 we paid Federal cash taxes of $0.1 million, $1.0 million, $0.6 million and $0.6 million, respectively. If we did not have the NOLs available to us for calendar 2006, 2007, 2008 and 2009 our Federal cash taxes would have increased to $2.6 million, $17.2 million, $11.1 million and $10.1 million for calendar 2006, 2007 and 2008 and 2009, respectively.

Income Taxes- Book Versus Tax Deductions

The amount of cash flow that we generate in any given year will depend upon a variety of factors including the amount of cash income taxes that our corporate subsidiary will pay. The amount of depreciation and amortization that we deduct for book (i.e. financial reporting) purposes will differ from the amount that our corporate subsidiary can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that our corporate subsidiary expects to deduct for tax purposes. (Our corporate subsidiary files its tax return based on a calendar year. The amounts below are based on our fiscal year.)

Estimated Depreciation and Amortization Expense

(Amounts in 000’s)

Fiscal Year	Book	Tax
2010	$15,935	$29,693
2011	12,949	26,947
2012	6,836	23,913
2013	3,976	21,281
2014	3,429	17,853

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

Assuming that the Partnership’s taxable earnings and profits are equal to or less than the amount of distributions/dividends paid out during the year by the Partnership and that the unitholder holds the units for the entire calendar year, (or at least long enough during the year to receive a distribution(s) at least equal to the tax resulting from a share of dividend income reported on Form K-1), then most unitholders should not have any material negative cash flow consequences as a result of the Partnership making this election. Note that nothing herein should be interpreted as a projection of any future earnings amount or a projection or guarantee of future distributions or dividends.

In addition, there are risks that the Partnership could make this election but:

•	Not distribute or dividend enough cash to cover the taxes that may be due as a result of the dividend income generated by the election.

•

Even if total distributions are made by the Partnership that are equal to its total taxable earnings in the year of election, any particular unit holder could buy or sell units in a time period such that they would receive an allocation on their K-1 of more taxable dividend income than they would receive in cash distributions.

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

Gross customer gains and gross customer losses

	Fiscal Year Ended
	2010			2009
	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses
First Quarter	19,000	21,600	(2,600)	26,300	31,800	(5,500)
Second Quarter	11,000	14,200	(3,200)	11,700	24,100	(12,400)

	30,000	35,800	(5,800)	38,000	55,900	(17,900)

Net customer attrition as a percentage of the home heating oil customer base.

	Fiscal Year Ended
	2010			2009
	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses
First Quarter	5.1%	5.8%	-0.7%	6.5%	7.9%	-1.4%
Second Quarter	3.0%	3.8%	-0.8%	2.9%	6.0%	-3.1%

	8.1%	9.6%	-1.5%	9.4%	13.9%	-4.5%

We lost 5,800 accounts (net) during the six months ended March 31, 2010, or 1.5% of our home heating oil customer base, as compared to the six months ended March 31, 2009 in which we lost 17,900 accounts (net), or 4.5% of our home heating oil customers as the decline in gross customer gains of 8,000 accounts was less than the decline in gross customer losses of 20,100 accounts. As a result of the extreme price volatility in the summer and fall of 2008, the Partnership was able to take advantage of an unusually high number of consumers seeking an alternate supplier in the six months ended March 31, 2009, which resulted in an increase in gross customer gains for the six months ended March 31, 2009. These favorable conditions did not reoccur in the six months ended March 31, 2010 and gross customer gains were lower. The decrease in gross customer losses of 20,100 accounts was primarily due to the aforementioned market condition, as losses due to price declined by 9,600 accounts. In addition, our credit losses improved by 6,400 accounts, natural gas conversions declined by 1,700 accounts and other account losses declined by 2,400 accounts.

We believe that the continued adverse economic conditions and price volatility will adversely impact our ability to attract customers and retain existing customers in the future.

Protected Price Account Renewals

Approximately 68% of the Partnership’s protected price customers have agreements with us that are subject to annual renewal in the period from April through November of each fiscal year. If a significant number of these customers elect not to renew their protected price agreements with us and do not continue as our customers under a variable price-plan, the Partnership’s near term profitability, liquidity and cash flow will be adversely impacted. Based on the current prices, these price-protected customers will be offered renewal contracts at higher prices than last year as the wholesale cost of home heating oil for the next twelve months at April 15, 2010 was $2.43 per gallon or $0.80 per gallon higher than at April 15, 2009, which may adversely impact the rate of renewals.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended March 31, 2010

Compared to the Three Months Ended March 31, 2009

Volume

For the three months ended March 31, 2010, retail volume of home heating oil decreased by 19.1 million gallons, or 10.8%, to 156.8 million gallons, as compared to 175.9 million gallons for the three months ended March 31, 2009. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume - Three months ended March 31, 2009	175.9
Impact of warmer temperatures	(14.6)
Net customer attrition	(7.0)
Other	2.5

Change	(19.1)

Volume - Three months ended March 31, 2010	156.8

Temperatures in our geographic areas of operations for the three months ended March 31, 2010 were 8.4% warmer than the three months ended March 31, 2009 and approximately 6.3% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Between April 1, 2009 and March 31, 2010, net customer attrition was 4.7%, and the above table reflects the lost volume related to this net customer attrition. We believe that home heating oil volume for the three months ended March 31, 2010 was positively impacted by the cold temperatures that occurred in the last two weeks of December 2009, which is reflected under “Other.”

Volume of other petroleum products for the three months ended March 31, 2010 decreased by 2.1 million gallons, or 15.4%, to 11.4 million gallons, as compared to 13.5 million gallons of other petroleum products sold during the three months ended March 31, 2009. This decline in volume of other petroleum products was due to competitive pressures, increasing both our credit and profitability standards, and the downturn in the economy.

The percentage of heating oil volume sold to residential variable price customers increased to 42.6% for the three months ended March 31, 2010, as compared to 41.2% for the three months ended March 31, 2009. The percentage of heating oil volume sold to residential price-protected customers decreased to 44.2% for the three months ended March 31, 2010, as compared to 45.0% for the three months ended March 31, 2009. For the three months ended March 31, 2010, sales to commercial/industrial customers decreased to 13.2% of total heating oil volume sales, as compared to 13.8% for the three months ended March 31, 2009.

Product Sales

For the three months ended March 31, 2010, product sales increased $32.0 million, or 6.7%, to $510.7 million, as compared to $478.7 million for the three months ended March 31, 2009, as the impact of higher home heating oil selling prices of 19.1% more than offset the decline in home heating oil volume of 10.8%. The Partnership increased selling prices in response to an increase in the wholesale cost of product for home heating oil of $0.4253 per gallon or 24.6%.

Installation and Service Sales

For the three months ended March 31, 2010, service and installation sales decreased $0.7 million, or 1.7%, to $41.0 million, as compared to $41.7 million for the three months ended March 31, 2009, largely due to lower service revenue commensurate with the decline in our customer base.

Cost of Product

For the three months ended March 31, 2010, cost of product increased $38.0 million, or 11.7%, to $361.7 million, as compared to $323.7 million for the three months ended March 31, 2009, as an increase in the wholesale cost of product for home heating oil of 24.6% was partially reduced by the 10.8% decline in home heating oil volume.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and other petroleum products. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended March 31, 2010 increased by $0.0686 per gallon, or 8.0%, to $0.9276 per gallon, from $0.8590 per gallon in the three months ended March 31, 2009. Product sales and cost of product include home heating oil, other petroleum products and liquidated damages billings.

	Three Months Ended
	March 31, 2010		March 31, 2009
(in millions except per gallon amounts)	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil
Volume (in millions of gallons)	156,824		175,893

Sales	$483,460	$3.0828	$455,361	$2.5889
Cost	337,985	2.1552	304,270	1.7299

Gross Profit	$145,475	$0.9276	$151,091	$0.8590

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in millions of gallons)	11,386		13,460

Sales	$27,253	$2.3934	$23,401	$1.7385
Cost	23,728	2.0839	19,435	1.4438

Gross Profit	$3,525	$0.3095	$3,966	$0.2946

	Amount (000)		Amount (000)	Change
Total Product
Sales	$510,713		$478,762	$31,951
Cost	361,713		323,705	(38,008)

Gross Profit	$149,000		$155,057	$(6,057)

For the three months ended March 31, 2010, total product gross profit decreased by $6.1 million to $149.0 million, as compared to $155.1 million for the three months ended March 31, 2009, as the impact of higher home heating oil per gallon margins ($10.8 million) was more than offset by lower home heating oil volume ($16.4 million). In addition, gross profit from other petroleum products declined by $0.5 million.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2010, the increase in the fair value of derivative instruments resulted in the recording of a $4.7 million credit due to the expiration of certain hedged positions or their realization to cost of product ($4.8 million credit) and a decrease in the market value for unexpired hedges ($0.1 million charge).

During the three months ended March 31, 2009, the decrease in the fair value of derivative instruments resulted in the recording of a $42.3 million net credit due to the expiration of certain hedged positions or their realization to cost of product ($35.7 million credit), and an increase in the market value for unexpired hedges ($6.6 million credit).

Cost of Installations and Service

During the three months ended March 31, 2010, cost of installations and service decreased $2.1 million, or 4.6%, to $42.5 million, as compared to $44.6 million for the three months ended March 31, 2009, due to the decline in installation sales, lower vehicle fuel expense of $1.0 million and management’s efforts to reduce costs in line with net customer attrition. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many administrative functions and direct expenses such as service technician time cannot be precisely allocated.

Installation costs were $11.3 million, or 87.0% of installation sales during the three months ended March 31, 2010, versus $11.9 million, or 91.9% of installation sales during the three months ended March 31, 2009. The decline in installation costs as a percentage of sales was largely the result of reduced staffing levels, as the Partnership responded to the impact on sales of the current economic downturn. In the three months ended March 31, 2009 the Partnership did not reduce staffing levels as quickly as the decline in installation revenues. Service expenses decreased to $31.3 million, or 111.4% of service sales during the three months ended March 31, 2010, from $32.7 million in the three months ended March 31, 2009, or 113.5% of sales. This decrease in service costs of $1.4 million was largely a result of lower vehicle fuel costs. For the three months ended March 31, 2010, a net gross loss from service and installation of $1.5 million was generated, as compared to a net gross loss of $2.8 million for the three months ended March 31, 2009.

Delivery and Branch Expenses

For the three months ended March 31, 2010, delivery and branch expenses decreased $3.7 million, or 5.1%, to $67.9 million, as compared to $71.6 million for the three months ended March 31, 2009. Vehicle fuel declined by $1.3 million due to lower fuel costs. Bad debt expense declined by $0.7 million as our account losses related to credit issues fell by 57.1% and insurance expense was lower by $0.9 million due to a decline in the cost of the Partnership’s weather hedge. Delivery and branch expenses were also favorably impacted by $1.3 million due to the decline in home heating oil volume of 10.8%. On a cents per gallon basis delivery and branch expenses increased 2.6 cents, or 6.4%, to 43.3 cents for the three months ended March 31, 2010 from 40.7 cents for the three months ended March 31, 2009. This increase was largely due to the decline in home heating oil volume of 10.8% and the fixed nature of certain operating expenses.

Depreciation and Amortization

For the three months ended March 31, 2010, depreciation and amortization expenses declined by $2.5 million, or 41.3%, to $3.6 million, as compared to $6.1 million for the three months ended March 31, 2009.

Amortization expense was lower by $2.2 million, as acquisitions from 1999 with a 10 year life became fully amortized in fiscal 2009.

General and Administrative Expenses

For the three months ended March 31, 2010, general and administrative expenses decreased $0.3 million to $5.6 million, from $5.9 million for the three months ended March 31, 2009, primarily due to lower professional fees and lower compensation expense relating to the Partnership's profit sharing plan. The Partnership accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan, for distribution to its employees. If adjusted EBITDA increases, the dollar amount of the profit sharing pool will increase. On the other hand, if Adjusted EBITDA decreases, the dollar amount of the profit sharing pool will be less.

Operating Income (Loss)

For the three months ended March 31, 2010, operating income decreased $35.8 million to $75.1 million, from $110.9 million for the three months ended March 31, 2009, as a reduction in operating expenses of $7.9 million (delivery and branch, general and administrative, depreciation and amortization and net service) was more than offset by a decrease in product gross profit of $6.1 million and an unfavorable non-cash change in the fair value of derivative instruments of $37.6 million.

Interest Expense

For the three months ended March 31, 2010, interest expense decreased by $0.4 million, or 10.7% to $3.9 million as compared to $4.3 million for the three months ended March 31, 2009. Over the last eighteen months, the Partnership has repurchased $90.3 million face value of its 10.25% Senior Notes, which lowered the average long-term debt outstanding by $33.1 million and corresponding interest expense by $0.8 million. Bank charges increased by $0.2 million due to an increase in letter of credit fees and during the three months ended March 31, 2010, the Partnership borrowed on average $9.3 million under its bank credit facility, which resulted in an increase in interest expense of $0.1 million.

Interest Income

For the three months ended March 31, 2010, interest income decreased $0.3 million, or 21.9%, to $0.9 million, as compared to $1.2 million for the three months ended March 31, 2009, due to lower returns, lower invested cash balances and lower finance charge income on past due accounts receivables balances.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2010, amortization of debt issuance costs increased $0.1 million, or 16.5% to $0.7 million, as compared to $0.6 million for the three months ended March 31, 2009.

Gain (Loss) on Bond Repurchases

During the three months ended March 31, 2010, the Partnership repurchased $50.0 million face value of its 10.25% Senior Notes due February 2013 at an average price of $101.7 per $100 of principal plus accrued interest. The Partnership recorded a loss of $1.1 million.

During the three months ended March 31, 2009, the Partnership repurchased $26.3 million face value of its 10.25% Senior Notes due February 2013 at an average price of $75.6 per $100 of principal plus accrued interest. The Partnership recorded a gain of $6.2 million.

Income Tax Expense (Benefit)

For the three months ended March 31, 2010 income tax expense increased $25.1 million, to a $29.8 million expense, from $4.7 million for the three months ended March 31, 2009. This increase was due primarily to an increase in deferred income tax expense of $26.5 million. The Partnership had a full valuation allowance and any deferred tax benefits for the three months ended March 31, 2009 were fully offset by the valuation allowance, leaving only a current tax benefit. As much of the valuation allowance was released as of September 30, 2009, the tax expense for the three months ended March 31, 2010 consists of a both $3.3 million current tax expense and a $26.5 million deferred tax expense.

Net Income (Loss)

For the three months ended March 31, 2010, the Partnership generated net income of $40.5 million, as compared to net income of $108.7 million for the three months ended March 31, 2009. This decrease in net income of $68.2 million was primarily due to a decrease in operating income of $35.8 million and an increase in deferred income tax expense of $26.5 million and a decrease in current tax expense of $1.4 million. In addition, during the three months ended March 31, 2010, the Partnership recorded a loss of $1.1 million from repurchasing its 10.25% Senior Notes and during the three months ended March 31, 2009, the Partnership recorded a gain of $6.2 million from repurchasing 10.25% Senior Notes.

Adjusted EBITDA

For the three months ended March 31, 2010, Adjusted EBITDA was $74.0 million, $0.7 million less than the $74.7 million generated during the three months ended March 31, 2009, as the impact of the 10.8% decline in home heating oil volume more than offset the impacts of higher per gallon margins.

	Three Months Ended March 31,
(in thousands)	2010	2009
Net income	$40,535	$108,667
Plus:
Income tax expense	29,836	4,702
Amortization of debt issuance cost	672	576
Interest expense, net	2,950	3,153
Depreciation and amortization	3,561	6,066

EBITDA from continuing operations	77,554	123,164

(Increase) / decrease in the fair value of derivative instruments	(4,702)	(42,262)
(Gains) / losses on redemption of debt	1,132	(6,218)

Adjusted EBITDA	73,984	74,684

Add / (subtract)
Income tax expense	(29,836)	(4,702)
Interest expense, net	(2,950)	(3,153)
Provision for losses on accounts receivable	3,334	4,018
Increase in accounts receivables	(58,338)	(16,585)
Decrease in inventories	11,823	26,427
Decrease in customer credit balances	(31,308)	(45,105)
Change in deferred taxes	26,306	—
Change in other operating assets and liabilities	3,924	17,966

Net cash provided by (used in) operating activities	$(3,061)	$53,550

Net cash used in investing activities	$(1,077)	$(837)

Net cash used in financing activities	$(40,960)	$(25,008)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

Six Months Ended March 31, 2010

Compared to the Six Months Ended March 31, 2009

Volume

For the six months ended March 31, 2010, retail volume of home heating oil decreased by 33.3 million gallons, or 11.7%, to 252.2 million gallons, as compared to 285.5 million gallons for the six months ended March 31, 2009. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume - Six months ended March 31, 2009	285.5
Impact of warmer temperatures	(20.0)
Net customer attrition	(11.9)
Conservation/other	(1.4)

Change	(33.3)

Volume - Six months ended March 31, 2010	252.2

Temperatures in our geographic areas of operations for the six months ended March 31, 2010 were 7.1% warmer than the six months ended March 31, 2009 and approximately 4.7% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). The increase in temperatures were largely due to a warming trend that began in March 2010 and continued into April 2010 and May 2010. (Temperatures in April 2010 were 29% warmer than April 2009).

Between April 1, 2009 and March 31, 2010, net customer attrition was 4.7%, and the above table reflects the lost volume related to this net customer attrition. Due to the significant increase in the price per gallon of home heating oil over the last several years, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods and this decrease is reflected in the "Conservation/Other" heading in the above table.

Volume of other petroleum products for the six months ended March 31, 2010 decreased by 3.5 million gallons, or 14.3%, to 21.2 million gallons, as compared to 24.7 million gallons of other petroleum products sold during the six months ended March 31, 2009. This decline in other petroleum products was due to competitive pressures, increasing both our credit and profitability standards and the downturn in the economy.

The percentage of heating oil volume sold to residential variable price customers increased to 42.1% for the six months ended March 31, 2010, as compared to 40.4% for the six months ended March 31, 2009. The percentage of heating oil volume sold to residential price-protected customers decreased to 44.3% for the six months ended March 31, 2010, as compared to 45.4% for the six months ended March 31, 2009. For the six months ended March 31, 2010, sales to commercial/industrial customers decreased to 13.6% of total heating oil volume sales, as compared to 14.2% for the six months ended March 31, 2009.

Product Sales

For the six months ended March 31, 2010, product sales decreased $20.5 million, or 2.5%, to $812.5 million, as compared to $833.0 million for the six months ended March 31, 2009, as the 11.7% reduction in home heating oil volume was mostly offset by higher home heating oil selling prices of 10.0%. Home heating oil selling prices rose in response to an increase in per gallon wholesale product cost of 13.3%.

Installation and Service Sales

For the six months ended March 31, 2010, service and installation sales decreased $2.2 million, or 2.5%, to $88.1 million, as compared to $90.3 million for the six months ended March 31, 2009, due to a decline in our customer base and lower new equipment sales. We believe that consumers are generally reluctant to replace their heating systems given the current economic environment.

Cost of Product

For the six months ended March 31, 2010, cost of product increased $2.8 million, or 0.5%, to $576.2 million, as compared to $573.4 million for the six months ended March 31, 2009, as the 13.3% increase in per gallon wholesale product cost for home heating oil exceeded the 11.7% decline in home heating oil volume.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and other petroleum products. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the six months ended March 31, 2010 increased by $0.0265 per gallon, or 3.0%, to $0.9104 per gallon, from $0.8839 per gallon in the six months ended March 31, 2009. Product sales and cost of product include home heating oil, other petroleum products and liquidated damages billings.

For the six months ended March 31, 2010, total product gross profit decreased by $23.4 million to $236.2 million, as compared to $259.6 million for the six months ended March 31, 2009, due to the impact of lower home heating oil volume ($29.4 million) and higher home heating oil per gallon margins ($6.7 million).

	Six Months Ended
	March 31, 2010		March 31, 2009
(in millions except per gallon amounts)	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil
Volume (in millions of gallons)	252,224		285,530

Sales	$762,755	$3.0241	$785,072	$2.7495
Cost	533,133	2.1137	532,698	1.8656

Gross Profit	$229,622	$0.9104	$252,373	$0.8839

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in millions of gallons)	21,194		24,740

Sales	$49,723	$2.3461	$47,957	$1.9385
Cost	43,094	2.0333	40,713	1.6456

Gross Profit	$6,629	$0.3128	$7,244	$0.2928

	Amount (000)		Amount (000)	Change
Total Product
Sales	$812,478		$833,029	$(20,551)
Cost	576,227		573,411	(2,816)

Gross Profit	$236,251		$259,618	$(23,367)

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2010, the increase in the fair value of derivative instruments resulted in the recording of a $8.1 million credit due to the expiration of certain hedged positions or their realization to cost of product ($7.6 million credit) and an increase in the market value for unexpired hedges ($0.5 million credit).

During the six months ended March 31, 2009, the decrease in the fair value of derivative instruments resulted in the recording of a $5.4 million net credit due to the expiration of certain hedged positions or their realization to cost of product ($18.2 million credit), and an increase in the market value for unexpired hedges ($12.8 million charge).

Cost of Installations and Service

During the six months ended March 31, 2010, cost of installations and service decreased $5.1 million, or 5.5%, to $88.2 million, as compared to $93.3 million for the six months ended March 31, 2009, due to the decline in installation sales, lower vehicle fuel expense of $2.1 million and management’s efforts to reduce costs in line with net customer attrition. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many overhead functions and direct expenses such as service technician time cannot be precisely allocated.

Installation costs were $26.6 million, or 85.0% of installation sales during the six months ended March 31, 2010, and were $28.4 million, or 88.8% of installation sales during the six months ended March 31, 2009. The decline in installation costs as a percentage of sales was largely the result of reduced staffing levels as the Partnership responded to the impact on installation sales of the current economic downturn. In the six months ended March 31, 2009, the Partnership did not reduce staffing levels as quickly as the decline in installation revenue. Service expenses decreased to $61.5 million, or 108.5% of service sales during the six months ended March 31, 2010, from $64.9 million in the six months ended March 31, 2009, or 111.4% of sales. The decrease in service expenses of $3.4 million was largely due to the $2.1 million decline in vehicle fuel costs. For the six months ended March 31, 2010, a net gross profit from service and installation of $0.1 million was generated, as compared to a net gross loss of $3.0 million for the six months ended March 31, 2009.

Delivery and Branch Expenses

For the six months ended March 31, 2010, delivery and branch expenses decreased $10.4 million, or 7.7%, to $124.7 million, as compared to $135.1 million for the six months ended March 31, 2009. Our account losses to credit declined by 57.1% which drove a decline in bad debt expense of $1.4 million. Vehicle fuels expenses fell by $2.8 million due to a decline in fuel costs. Insurance expense was lower by $4.0 million due to a decline in the cost of the Partnership’s weather hedge ($1.8 million) and lower estimated claims experience ($2.2 million). Delivery and branch expenses were also favorably impacted by the decline in home heating oil volume of 11.7% which mitigated the impact of inflationary pressures on operating expenses. On a cents per gallon basis, delivery and branch expenses increased 2.1 cents per gallon or 4.5%, from 47.3 cents for the six months ended March 31, 2009 to 49.4 cents for the six months ended March 31, 2010.

Depreciation and Amortization

For the six months ended March 31, 2010, depreciation and amortization expenses declined by $5.0 million, or 41.4%, to $7.1 million, as compared to $12.1 million for the six months ended March 31, 2009.

Amortization expense was lower by $4.5 million, as acquisitions from 1999 with a 10 year life became fully amortized in fiscal 2009.

General and Administrative Expenses

For the six months ended March 31, 2010, general and administrative expenses decreased $0.5 million to $10.7 million from $11.2 million for the six months ended March 31, 2009, primarily due to lower professional fees and lower compensation expense relating to the Partnership's profit sharing plan. The Partnership accrues approximately 6% of Adjusted EBITDA, as defined in the profit sharing plan, for distribution to its employees. If adjusted EBITDA increases, the dollar amount of the profit sharing pool will increase. On the other hand, if Adjusted EBITDA decreases, the dollar amount of the profit sharing pool will be less.

Operating Income (Loss)

For the six months ended March 31, 2010, operating income decreased $1.8 million to $101.7 million, from income of $103.5 million for the six months ended March 31, 2009, as a decrease in product gross profit of $23.4 million was almost totally offset by lower operating costs (net service, delivery, general and administrative and depreciation and amortization) of $18.9 million and a favorable change in the fair value of derivative instruments of $2.7 million.

Interest Expense

For the six months ended March 31, 2010, interest expense decreased by $1.2 million, or 12.9% to $8.2 million as compared to $9.4 million for the six months ended March 31, 2009. Over the last eighteen months, the Partnership repurchased $90.3 million face value of its 10.25% Senior Notes which lowered average long-term debt outstanding for these notes by $35.3 million and corresponding interest expense by $1.8 million. Bank charges increased by $0.5 million due to an increase in letter of credit fees.

Interest Income

For the six months ended March 31, 2010, interest income decreased $1.0 million, or 41.9%, to $1.3 million, as compared to $2.3 million for the six months ended March 31, 2009, due to lower returns, lower invested cash balances and lower finance charge income on past due accounts receivables balances.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2010, amortization of debt issuance costs increased $0.1 million, or 13.6% to $1.3 million, as compared to $1.2 million for the six months ended March 31, 2009.

Gains (Losses) on Bond Repurchase

During the six months ended March 31, 2010, the partnership purchased $50.0 million face value of its 10.25% Senior Notes due February 2013 at an average price of $101.7 per $100 of principal plus accrued interest. The Partnership recorded a loss of $1.1 million.

During the six months ended March 31, 2009, the Partnership repurchased $36.3 million face value of its 10.25% Senior Notes due February 2013 at an average price of $72.4 per $100 of principal plus accrued interest. The Partnership recorded a gain of $9.7 million.

Income Tax Expense (Benefit)

For the six months ended March 31, 2010, income tax expense increased $35.5 million, to $39.9 million expense, from $4.4 million expense for the six months ended March 31, 2009. This increase is due to an increase in deferred tax expense of $35.8 million. Due to the Partnership having a full valuation allowance as of March 31, 2009, any deferred tax benefits as of March 31, 2009 were fully offset by the valuation allowance, leaving only a current tax expense. As much of the valuation allowance was released as of September 30, 2009, the tax expense for the six months ended March 31, 2010 consists of both a $4.1 million current tax expense and a $35.8 million deferred tax expense.

Net Income

For the six months ended March 31, 2010, the Partnership generated net income of $52.5 million, as compared to a net income of $100.7 million for the six months ended March 31, 2009. This decrease in net income of $48.2 million was attributable to an increase in deferred income tax of $35.8 million and a decrease in current income tax expense of $0.2 million. In addition, during the six months ended March 31, 2009, the Partnership’s recorded a gain of $9.7 million from repurchasing $36.3 million face value of its 10.25% Senior Notes, as compared to a $1.1 million loss recorded from repurchasing $50.0 million of its 10.25% Senior Notes during the six months ended March 31, 2010.

Adjusted EBITDA

For the six months ended March 31, 2010, Adjusted EBITDA decreased by $9.5 million to $100.7 million, as compared to $110.2 million for the six months ended March 31, 2009, as the impact of warmer temperatures and net customer attrition on home heating oil volume more than offset the effects of higher per gallon margins and lower operating costs.

	Six Months Ended March 31,
(in thousands)	2010	2009
Net income	$52,540	$100,656
Plus:
Income tax expense	39,913	4,350
Amortization of debt issuance cost	1,328	1,168
Interest expense, net	6,826	7,080
Depreciation and amortization	7,096	12,109

EBITDA from continuing operations	107,703	125,363

(Increase) / decrease in the fair value of derivative instruments	(8,094)	(5,408)
(Gains) / losses on redemption of debt	1,132	(9,740)

Adjusted EBITDA	100,741	110,215

Add / (subtract)
Income tax expense	(39,913)	(4,350)
Interest expense, net	(6,826)	(7,080)
Provision for losses on accounts receivable	5,482	6,886
Increase in accounts receivables	(135,290)	(71,583)
Decrease in inventories	2,436	5,398
Decrease in customer credit balances	(53,098)	(36,392)
Change in deferred taxes	35,788	—
Change in other operating assets and liabilities	14,632	30,265

Net cash provided by (used in) operating activities	$(76,048)	$33,359

Net cash used in investing activities	$(2,632)	$(4,841)

Net cash used in financing activities	$(62,907)	$(31,408)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

Operating Activities

Due to the seasonal nature of the home heating oil business, cash is generally used in operations during the winter (our first and second fiscal quarters) as customers receive deliveries and pay for products purchased within our payment terms, and cash is generally provided by operating activities during the spring and summer (our third and fourth quarters) when customer payments exceed deliveries. For the six months ended March 31, 2010, cash used in operating activities was $76.1 million, as compared to $33.4 million of cash provided by operating activities during the six months ended March 31, 2009. This change of $109.5 million was largely due to a decline in cash received from budget payment plan customers of $60.0 million. Approximately 34% of our customers are on a budget payment plan and these customers pay their annual estimated heating bill in 12 monthly installments. Typically, these plans begin before the heating season and a liability is created as payments exceed deliveries. During the six months ended March 31, 2009, cash received from these customers benefited from a declining home heating oil market as payment plans for these customers had been set prior to the precipitous drop in the cost of home heating oil. This resulted in an increase in collections from budget payment plan customers versus expected deliveries for the six months ended March 31, 2009. The Partnerships' accounts receivables for non-budget customers also rose by $20.4 million more in the six months ended March 31, 2010, than in the six months ended March 31, 2009, due to the above described market conditions as amounts due from customers rose with the increase in heating oil prices. Despite the volatility in the cost of wholesale product cost, day's sales outstanding increased slightly to 32 days as of March 31, 2010 as compared to 29 days as of March 31, 2009. During the six months ended March 31, 2009, the decline in the home heating oil market resulted in an increase of $9.7 million owed to hedging counterparties. These amounts were subsequently paid in April 2009. During the six months ended March 31, 2010, the mix of the Partnership's hedges did not result in any material amounts owed to hedging counterparties. In addition, cash flow generated from earnings declined by $10.4 million for the six months ended March 31, 2010, when compared to the six months ended March 31, 2009.

Investing Activities

During the six months ended March 31, 2010, our capital expenditures totaled $2.7 million, as we invested in computer hardware and software ($0.8 million), refurbished certain physical plants ($0.1 million) and made additions to our fleet and other equipment ($1.8 million).

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

Financing Activities

During the six months of fiscal 2010, the Partnership repurchased 5.2 million common units for $20.8 million in connection with the unit repurchase plan program and paid distributions to the unit holders of $10.2 million. During the six months ended March 31, 2010, we borrowed $36.8 million under our revolving credit facility and repaid $17.7 million during the period. As of March 31, 2010, the Partnership had $19.1 million borrowed under our revolving credit facility. The amount was subsequently repaid in May 2010.

On February 19, 2010, the Partnership redeemed $50.0 million face value of its outstanding 10.25% Senior Notes due in 2013 at a price equal to 101.708% of face value.

During the six months ended March 31, 2009, the Partnership repurchased $36.3 million face value of its outstanding 10.25% Senior Notes due February 2013 for $26.3 million. In addition, we commenced distributions in February, 2009 at a rate of $0.0675 per unit (subsequently raised to $0.0725 in January 2010) and paid $5.1 million in distributions during the six months ended March 31, 2009 as compared to $10.2 million in distributions paid during the six months ended March 31, 2010.

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other economic and geo-political factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at March 31, 2010, or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by a our revolving credit facility.

Our asset based revolving credit facility provides us with the ability to borrow up to $240.0 million ($290.0 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100.0 million in letters of credit which reduce availability under this facility. The Partnership can increase the facility size by $50.0 million without the consent of the bank group. However, the bank group is not obligated to fund the $50.0 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of March 31, 2010, $19.1 million was borrowed and $41.2 million in letters of credit were outstanding, of which $40.1 million are for current and future insurance reserves and bonds and $1.1 million are for seasonal inventory purchases and other working capital purposes. We have reduced our reliance on letters of credit for inventory purchases as we have increased our trade credit to over $28.1 million.

Under the terms of the credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.10x. As of March 31, 2010, availability, as defined in the amended and restated credit agreement, was $198.6 million and the Partnership was in compliance with the fixed charge coverage ratio. The fixed charge coverage ratio is calculated based upon Adjusted EBITDA. In the event that the Partnership is not able to comply with these covenants it could have a material adverse effect on the Partnership’s liquidity and results of its operations.

The Partnership’s scheduled interest payments on our 10.25% Senior Notes for the remainder of fiscal 2010 are $4.2 million and maintenance capital expenditures for fixed assets for the balance of fiscal 2010 are estimated to be approximately $2.0 to $3.0 million, excluding the capital requirements for leased fleet. Based on the funding levels required by the Pension Protection Act of 2006, and certain actuarial assumptions, we estimate that the Partnership will make cash contributions to fund its frozen defined benefit pension obligations of approximately $11.8 million for the balance of fiscal 2010. We anticipate paying distributions of approximately $10.2 million for the balance of fiscal 2010 and, depending on market conditions, our excess liquidity, and our ability to access the debt markets, we intend on purchasing the remaining balance (1.6 million units) authorized under our unit repurchase plan. In addition, we will continue to seek strategic acquisitions.

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

On April 27, 2010, the Partnership declared a quarterly distribution of $0.0725 on all of its common units, payable on May 14 to holders of record on May 6, 2010.

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

At March 31, 2010, we had outstanding borrowings totaling $ 101.6 million (excluding discounts and premiums), of which approximately $19.1 million is subject to variable interest rates under our revolving credit facility. In the event that interest rates associated with this facility were to increase 100 basis points, the impact on future cash flows would be a decrease of $0.2 million.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2010, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $4.5 million to a fair market value of $15.2 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $2.3 million to a fair market value of $8.4 million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2010 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(c)	The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of March 31, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

See Note 2. to the Consolidated Financial Statements for information concerning the Partnership's repurchase of common units in the six months ended March 31, 2010.

Item 5.

On May 10, 2010, the Partnership entered into an Equity Purchase Agreement pursuant to which it acquired 100% of the capital stock of Champion Energy Corporation (“Champion”) for a purchase price of approximately $50.2 million plus working capital of approximately $11.3 million, payable in cash. The business reason for this acquisition is that Champion is an excellent fit for the Partnership, as it serves over 45,000 home heating oil customers in markets that the Partnership currently operates, and has demonstrated the ability for the twelve months ending June 30, 2009, to sell 35.2 million gallons of residential home heating oil, 4.1 million gallons of commercial home heating oil and 8.9 million gallons of other petroleum products.

The purchase price was determined by arms length bargaining between the Partnership and Champion. Given the timing of this acquisition and the filing of this report, the allocation of the purchase price to working capital, tangible assets, customer lists and goodwill will be completed subsequent to this business combination. Goodwill is expected to be derived from synergies created by combining operations, and from the ability of the business to regenerate customers based on its tradition of excellence in customer service from its motivated and dedicated employees.

The Equity Purchase Agreement generally provides that the seller shall indemnify the buyer against damages arising from breaches of representations and warranties, covenants and unknown liabilities subject to certain thresholds and maximum damage limits. In addition, $4.9 million of the purchase price has been held in escrow to fund potential liabilities.

The reference to the Equity Purchase Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the Equity Purchase Agreement.

In connection with the acquisition, the Partnership obtained an amendment from its bank group permitting the acquisition.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.2	Rule 13a-14(a) Certification, Star Gas Finance Company

31.3	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.4	Rule 13a-14(a) Certification, Star Gas Finance Company

32.1	Section 906 Certification.

32.2	Section 906 Certification.

99.6	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 2, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/S/ RICHARD F. AMBURY	Executive Vice President, Chief	May 10, 2010
Richard F. Ambury	Financial Officer, Treasurer and Secretary
Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY	Vice President - Controller	May 10, 2010
Richard G. Oakley	Kestrel Heat LLC
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature	Title	Date

/S/ RICHARD F. AMBURY	Executive Vice President Chief	May 10, 2010
Richard F. Ambury	Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY	Vice President - Controller	May 10, 2010
Richard G. Oakley	(Principal Accounting Officer)