Form 10-Q
period 2010-06-30
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2010-08-03
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At July 31, 2010, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	68,274,306
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$43,951	$195,160
Receivables, net of allowance of $8,446 and $6,267, respectively	106,074	58,854
Inventories	62,851	62,636
Fair asset value of derivative instruments	6,652	14,676
Current deferred tax asset, net	24,940	30,135
Prepaid expenses and other current assets	20,545	15,437

Total current assets	265,013	376,898

Property and equipment, net	43,971	37,494
Long-term portion of accounts receivables	662	504
Goodwill	202,803	182,942
Intangibles, net	59,552	20,468
Long-term deferred tax asset, net	1,300	36,265
Deferred charges and other assets, net	6,721	9,555

Total assets	$580,022	$664,126

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$15,788	$17,103
Fair liability value of derivative instruments	276	665
Accrued expenses and other current liabilities	70,061	64,446
Unearned service contract revenue	40,066	37,121
Customer credit balances	33,533	74,153

Total current liabilities	159,724	193,488

Long-term debt	82,797	133,112
Other long-term liabilities	30,821	31,192

Partners’ capital
Common unitholders	331,516	332,340
General partner	397	309
Accumulated other comprehensive income (loss), net of taxes	(25,233)	(26,315)

Total partners’ capital	306,680	306,334

Total liabilities and partners’ capital	$580,022	$664,126

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2010	2009	2010	2009

Sales:
Product	$130,168	$126,404	$942,646	$959,433
Installations and service	46,593	41,265	134,666	131,586

Total sales	176,761	167,669	1,077,312	1,091,019
Cost and expenses:
Cost of product	93,345	85,100	669,573	658,511
Cost of installations and service	40,066	37,447	128,255	130,790
(Increase) decrease in the fair value of derivative instruments	2,324	(9,656)	(5,770)	(15,064)
Delivery and branch expenses	45,076	44,776	169,770	180,903
Depreciation and amortization expenses	4,083	3,744	11,179	15,853
General and administrative expenses	5,748	5,302	16,447	15,556

Operating income (loss)	(13,881)	956	87,858	104,470
Interest expense	(3,103)	(4,119)	(11,258)	(13,487)
Interest income	1,421	1,305	2,750	3,593
Amortization of debt issuance costs	(660)	(564)	(1,988)	(1,732)
Gains (loss) on redemption of debt	—	—	(1,132)	9,740

Income (loss) before income taxes	(16,223)	(2,422)	76,230	102,584
Income tax expense (benefit)	(6,232)	(498)	33,681	3,852

Net income (loss)	$(9,991)	$(1,924)	$42,549	$98,732

General Partner’s interest in net income (loss)	(47)	(8)	194	423

Limited Partners’ interest in net income (loss)	$(9,944)	$(1,916)	$42,355	$98,309

Basic and Diluted income (loss) per Limited Partner Unit (1)	$(0.14)	$(0.03)	$0.53	$1.07

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	69,469	75,774	70,819	75,774

(1)	See Note 2 Summary of Significant Accounting Policies - Net Income (Loss) per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2009	75,137	326	$332,340	$309	$(26,315)	$306,334

Comprehensive income (unaudited):
Net income	—	—	42,355	194	—	42,549
Unrealized gain on pension plan obligation	—	—	—	—	1,848	1,848
Tax affect of unrealized gain on pension plan	—	—	—	—	(766)	(766)

Total comprehensive income	—	—	42,355	194	1,082	43,631
Distributions	—	—	(15,251)	(106)	—	(15,357)
Retirement of units (1)	(6,863)	—	(27,928)	—	—	(27,928)

Balance as of June 30, 2010 (unaudited)	68,274	326	$331,516	$397	$(25,233)	$306,680

(1)	See Note 2 - Common Unit Repurchase and Retirement.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$42,549	$98,732

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(5,770)	(15,064)
Depreciation and amortization	13,167	17,585
(Gains) loss on redemption of debt	1,132	(9,740)
Provision for losses on accounts receivable	6,570	9,257
Change in deferred taxes	30,368	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(41,717)	4,350
(Increase) decrease in inventories	1,871	(10,595)
Decrease in other assets	13,624	9,191
Decrease in accounts payable	(2,622)	(752)
Decrease in customer credit balances	(44,425)	(24,806)
Increase (decrease) in other current and long-term liabilities	(500)	2,650

Net cash provided by operating activities	14,247	80,808

Cash flows provided by (used in) investing activities:
Capital expenditures	(3,581)	(2,495)
Proceeds from sales of fixed assets	220	153
Acquisitions (net of cash acquired of $3,390 and $0, respectively)	(67,703)	(3,313)
Earnout	(123)	—

Net cash used in investing activities	(71,187)	(5,655)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	36,754	—
Revolving credit facility repayments	(36,754)	—
Repayment of debt	(50,854)	(26,271)
Distributions	(15,357)	(10,274)
Unit repurchase	(27,928)	—
Deferred charges	(130)	—

Net cash used in financing activities	(94,269)	(36,545)

Net increase (decrease) in cash and cash equivalents	(151,209)	38,608

Cash and cash equivalents at beginning of period	195,160	178,808

Cash and cash equivalents at end of period	$43,951	$217,416

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at June 30, 2010, had outstanding 68.3 million common units (NYSE: “SGU”) representing 99.5% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.5% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil that at June 30, 2010 served approximately 410,000 full-service residential and commercial home heating oil customers, and 10,000 propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 35,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 12,000 customers.

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

On July 21, 2009, the Board of Directors of the Partnership’s General Partner authorized the repurchase of up to 7.5 million of the Partnership’s common units (“Plan I”). As of June 30, 2010, all 7.5 million common units authorized for repurchase under the Plan I program were repurchased and retired. The Partnership’s repurchase activities took into account SEC safe harbor rules and guidance for issuer repurchases.

On July 19, 2010, the Board of Directors of the Partnership’s General Partner authorized the repurchase of up to 7.0 million of the Partnership’s common units (“Plan II”). The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. In order to facilitate the repurchase program, the Partnership intends to enter into a prearranged unit repurchase plan under Rule 10b5-1 of the Securities Act of 1933, as amended for up to 4.0 million common units with a third party broker. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (a)	Maximum Number of Units that May Yet Be Purchased Under the Plan I Program
Number of units authorized			7,500

Fiscal year 2009 total	637	$3.67	6,863

October 2009	3,072	$3.97	3,791
November 2009	350	$3.96	3,441
December 2009	834	$3.95	2,607

First quarter fiscal year 2010 total	4,256	$3.97	2,607

January 2010	—	$—	2,607
February 2010	964	$4.03	1,643
March 2010	—	$—	1,643

Second quarter fiscal year 2010 total	964	$4.03	1,643

April 2010	110	$4.30	1,533
May 2010	254	$4.36	1,279
June 2010	1,279	$4.36	—

Third quarter fiscal year 2010 total	1,643	$4.36	—

Total number of units repurchased under the Plan I program	7,500	$4.04

(a)	Amounts include repurchase costs.

3) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations for the three and nine-month periods ended June 30, 2010 and June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

Basic and Diluted Earnings Per Limited Partner:	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data)	2010	2009	2010	2009
Net income (loss)	$(9,991)	$(1,924)	$42,549	$98,732
Less General Partners’ interest in net income (loss)	(47)	(8)	194	423

Net income (loss) available to limited partners	(9,944)	(1,916)	42,355	98,309
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	5,000	16,934

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(9,944)	$(1,916)	$37,355	$81,375

Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.14)	$(0.03)	$0.60	$1.30
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	0.07	0.23

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(0.14)	$(0.03)	$0.53	$1.07

Weighted average number of Limited Partner units outstanding	69,469	75,774	70,819	75,774

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

(in thousands)	June 30, 2010	September 30, 2009
Heating oil and other fuels	$47,515	$48,504
Fuel oil parts and equipment	15,336	14,132

	$62,851	$62,636

Derivatives and Hedging – Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of June 30, 2010, the Partnership bought 0.9 million gallons of physical inventory and had 0.7 million gallons of swap contracts to buy heating oil; 37.2 million gallons of call options; 0.7 million gallons of put options and 18.3 million net gallons of synthetic calls (a swap combined with two or one offsetting puts, at different prices). To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of June 30, 2010 had 14.2 million gallons of future contracts to buy heating oil; 20.8 million gallons of future contracts to sell heating oil; and 15.7 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of June 30, 2010, had 0.9 million gallons of swap contracts to buy gasoline and 1.0 million gallons of swap contracts to buy diesel.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers as of June 30, 2009, the Partnership had 4.2 million gallons of swap contracts to buy heating oil;

0.3 million gallons of futures contracts to sell heating oil, along with 58.4 million gallons of call options and 2.9 million gallons of put options. The Partnership also had synthetic calls of 3.9 million net gallons. In addition, to hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of June 30, 2009 had 40.2 million gallons of futures contract to buy heating oil; 44.9 million gallons of future contracts to sell heating oil; and 21.5 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of June 30, 2009, had 0.4 million gallons of future contracts and 1.5 million gallons of swap contracts to buy gasoline and 1.4 million gallons of swap contracts to buy diesel.

The Partnership’s derivative instruments are with the following counterparties: Newedge USA, LLC, JPMorgan Chase Bank, NA, Societe Generale, Key Bank National Association, Cargill, Inc., Wachovia Bank, NA, and Bank of America, N.A. The Partnership assesses counterparty credit risk and maintains master netting arrangements with its counterparties to help manage this risks and records its derivative positions on a net basis. Based on its assessment, the Partnership considers counterparty credit risk to be low. At June 30, 2010, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.1 million.

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

FASB ASC 820-10 Fair Value Measurements and Disclosures topic (SFAS 157), established a three-tier fair value hierarchy, which classified the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Partnership’s Level 1 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are identical and traded in active markets. The Partnership’s Level 2 derivative assets and liabilities represent the fair value of commodity contracts used in its hedging activities that are valued using either directly or indirectly observable inputs, whose nature, risk and class are similar. No significant transfers of assets or liabilities have been made into and out of the Level 1 or Level 2 tiers. All derivative instruments were non-trading positions. The market prices used to value the Partnership’s derivatives have been determined using the New York Mercantile Exchange (“NYMEX”) and independent third party prices that are reviewed for reasonableness.

The Partnership had no assets or liabilities that are measured at fair value on a nonrecurring basis subsequent to their initial recognition. The Partnership’s financial assets and liabilities measured at fair value on a recurring basis are listed on the following table.

(In thousands)

			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Asset Derivatives at June 30, 2010
Commodity contracts	Fair asset and fair liability value of derivative instruments	$13,373	$3,493	$9,880	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	125	125

Commodity contract assets at June 30, 2010		$13,498	$3,618	$9,880	$—

Liability Derivatives at June 30, 2010
Commodity contracts	Fair liability and fair asset value of derivative instruments	$6,997	$2,960	$4,037	$—

Commodity contract liabilities at June 30, 2010		$6,997	$2,960	$4,037	$—

Asset Derivatives at September 30, 2009
Commodity contracts	Fair asset and fair liability value of derivative instruments	$23,867	$3,875	$19,992	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	389	133	256

Commodity contract assets at September 30, 2009		$24,256	$4,008	$20,248	$—

Liability Derivatives at September 30, 2009
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(9,856)	$(3,986)	$(5,870)	$—

Commodity contract liabilities at September 30, 2009		$(9,856)	$(3,986)	$(5,870)	$—

(In thousands)

The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Commodity contracts	Cost of product (a)	$1,001	$13,100	$22,005	$76,049
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$2,324	$(9,656)	$(5,770)	$(15,064)

(a)	Represents realized closed positions and includes the cost of options as they expire.

Weather Hedge Contract

Weather hedge contract is recorded in accordance with the intrinsic value method defined by FASB ASC 815-45-15 Derivatives and Hedging topic, Weather Derivatives subtopic (EITF 99-2). The premium paid is amortized over the life of the contract and the intrinsic value method is applied at each interim period.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method.

(in thousands)	June 30, 2010	September 30, 2009
Property and equipment	$144,935	$135,269
Less: accumulated depreciation	100,964	97,775

Property and equipment, net	$43,971	$37,494

Business Combinations

The Partnership uses the acquisition method of accounting in accordance to FASB ASC 805 Accounting for Business Combinations and Noncontrolling Interests (SFAS 141(R)). The acquisition method of accounting requires the Partnership to use significant estimates and assumptions, including fair value estimates, as of the business combination date, and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the amounts recognized for a business combination may be adjusted). Each acquired company’s operating results are included in the Partnership’s consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition, are recorded at the acquisition date fair value. The separately identifiable intangible assets generally are comprised of customer lists, trade names and covenants not to compete. Goodwill is recognized for the excess of the purchase price over the net fair value of assets acquired and liabilities assumed.

Costs that are incurred to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration transferred, and are charged to general and administrative expense as they are incurred. For any given acquisition, certain contingent consideration may be identified. Estimates of the fair value of liability or asset classified contingent consideration are included under the acquisition method as part of the assets acquired or liabilities assumed. At each reporting date, these estimates are remeasured to fair value, with changes recognized in earnings.

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

Partners’ Capital

Comprehensive income includes net income (loss), plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized gains/losses on pension plan obligations and the tax affect. For the three months ended June 30, 2010, comprehensive loss was $(9.6) million, comprised of net loss of $(10.0) million, an unrealized gain on pension plan obligation of $0.6 million and the tax affect of $(0.2) million. For the three months ended June 30, 2009, comprehensive loss was $(1.6) million, comprised of net loss of $(2.0) million and an unrealized gain on pension plan obligation of $0.4 million.

For the nine months ended June 30, 2010, comprehensive income was $43.6 million, comprised of net income of $42.5 million, an unrealized gain on pension plan obligation of $1.8 million and the tax affect of $(0.7) million. For the nine months ended June 30, 2009, comprehensive income was $99.8 million, comprised of net income of $98.7 million and an unrealized gain on pension plan obligation of $1.0 million.

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

Until September 30, 2009, the Partnership’s deferred tax assets and liabilities related to its corporate subsidiaries were fully offset by a valuation allowance. Approximately $86.4 million of this valuation allowance was released as of September 30, 2009, resulting in net deferred tax assets being recorded on the balance sheet. As a result of this change, any comparison of the income tax expense (benefit) in the first three fiscal quarters of 2009 to the corresponding quarters of fiscal 2010 will be comparing current income tax expense (benefit) in the fiscal 2009 quarters to both current and deferred income tax expense (benefit) in fiscal 2010 quarters. The comparative current and deferred income tax expense for the three and nine months ended June 30, 2010, and 2009 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Income (loss) before taxes	$(16,223)	$(2,422)	$76,230	$102,584
Current tax expense (benefit)	$(810)	$(498)	$3,316	$3,852
Deferred tax expense (benefit)	(5,422)	—	30,365	—

Total tax expense (benefit)	$(6,232)	$(498)	$33,681	$3,852

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

At June 30, 2010, we had unrecognized income tax benefits totaling $2.1 million including related accrued interest and penalties of $0.2 million. These unrecognized tax benefits are primarily the result of Federal tax uncertainties. If recognized, these tax benefits and related interest and penalties would reduce the effective tax rate.

We believe that the total liability for unrecognized tax benefits will decrease by $0.1 million during the next 12 months ending June 30, 2011. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

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

4) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2009	$182,942
Fiscal year 2010 activity and earnout	19,861

Balance as of June 30, 2010	$202,803

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

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	June 30, 2010			September 30, 2009
(in thousands)	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$250,206	$190,654	$59,552	$204,426	$183,958	$20,468

Amortization expense for intangible assets was $6.7 million for the nine months ended June 30, 2010 compared to $10.9 million for the nine months ended June 30, 2009. Amortization expense was lower as acquisitions from 1999 with a 10 year life became fully amortized in fiscal 2009. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2010 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Book Amortization Expense
2010	$9,469
2011	$10,007
2012	$5,640
2013	$5,638
2014	$5,562

5) Business Combinations

The Partnership acquired four heating oil dealers for the nine months ended June 30, 2010.

The following table summarizes the preliminary fair values and purchase price allocation at the acquisition dates, of the assets acquired and liabilities assumed related to acquisitions made as of June 30, 2010. These values are preliminary pending final valuation of intangibles, certain deferred tax assets and certain working capital items.

(in thousands)	As of Acquisition Date
Trade accounts receivable (a)	$12,231
Inventories	2,086
Other current assets	5,226
Furniture and equipment	4,522
Fleet	2,679
Customer lists and other intangibles	38,380
Trade names	7,400
Current liabilities	(15,531)
Long-term deferred tax liabilities	(9,029)

Total net identifiable assets acquired	$47,964

Total consideration transferred	$67,825
Less: Total net identifiable assets acquired	47,964

Goodwill	$19,861

(a)	The gross contractual receivable amount is $14.8 million, and the best estimate at the acquisition date of the contractual cash flows not expected to be collected is $2.6 million.

The total costs related to these acquisitions were included in the Consolidated Statement of Operations under general and administrative expenses and were $0.6 million.

Of the $19.9 million of goodwill relating to these acquisitions, $2.8 million is deductible for income tax purposes. Goodwill is being derived from the ability of the businesses to regenerate customers and to a lesser extent, certain synergies.

Except for the acquisition of the Champion Energy Corporation (“Champion”), the other acquisitions noted above, individually and in the aggregate were not material to the Partnership.

Included in the figures above is the acquisition of Champion. On May 10, 2010, the Partnership entered into an Equity Purchase Agreement pursuant to which it acquired 100% of the capital stock of Champion for a purchase price of approximately $50.1 million plus working capital of approximately $7.5 million (net of cash acquired), payable in cash. The business reason for this acquisition is that Champion is an excellent fit for the Partnership, as it serves over 45,000 home heating oil customers in markets in which the Partnership currently operates, and sold 35.2 million gallons of residential home heating oil, 4.1 million gallons of commercial home heating oil and 8.9 million gallons of other petroleum products for the twelve months ending June 30, 2009.

A remediation liability of $4.1 million has been recognized as of the acquisition date in connection with Champion. The remediation liability was determined by management and primarily represents the costs to remediate a Champion facility. An estimated range of the remediation costs is expected to be between $1.8 million and $5.9 million, with $4.1 million representing the fair value of the expected total cost as of the acquisition date.

Sales and net loss of Champion for fiscal 2010 totaled $10.0 million and $(0.7) million, respectively for the period from the acquisition date through June 30, 2010.

The following table provides unaudited pro forma results of operations as if the Champion acquisition had occurred on October 1, 2008. The unaudited pro forma results were prepared using Champion’s current and prior year financial information, reflecting certain adjustments related to the acquisition, such as the elimination of select nonrecurring charges, and changes to administrative, interest and depreciation and amortization expenses. These pro forma adjustments do not include any potential synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 2008 or of results that may occur in the future.

	Three Months Ended June 30, (Unaudited)		Nine Months Ended June 30, (Unaudited)
(in thousands)	2010	2009	2010	2009

Net sales	$186,295	$188,086	$1,193,322	$1,216,163

Net earnings	$(10,337)	$(2,633)	$48,038	$108,438

6) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	At June 30, 2010		At September 30, 2009
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
10.25% Senior Notes (b)	$82,797	$82,797	$133,112	$133,112
Revolving Credit Facility Borrowings (c)	—	—	—	—

Total debt	$82,797	$82,797	$133,112	$133,112

Total long-term portion of debt	$82,797	$82,797	$133,112	$133,112

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on relevant market information, open market quotations and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
(b)	These notes mature in February 2013 and accrue interest at an annual rate of 10.25% requiring semi-annual interest payments on February 15 and August 15 of each year. The net premium on these notes included above were $0.3 million at June 30, 2010 and $0.6 million at September 30, 2009, respectively. These notes are redeemable at the option of the Partnership, in whole or in part, from time to time by payment of a premium. In February 2010, $50 million in principal amount of these notes were redeemed at a price equal to 101.708% of face value plus any accrued and unpaid interest.

Under the terms of the indenture these notes permit restricted payments of $22 million, allow the Partnership to incur acquisition related debt of up to $60 million without passing certain financial tests, and restrict the proceeds of asset sales from being invested in current assets for purposes of the “asset sale” covenant.

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

At June 30, 2010, no amount was outstanding under the revolving credit facility and $42.3 million of letters of credit were issued. No amount was outstanding under the revolving credit facility at September 30, 2009, and $40.9 million of letters of credit were issued.

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

Under the terms of the revolving credit facility, the Partnership must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.10x. In addition, the Partnership must maintain a fixed charge coverage ratio for the trailing twelve months of 1.15x in order to make its minimum quarterly distributions of $0.0675 per unit, and 1.25x to make any distributions in excess of the minimum quarterly distributions. No inter-company dividends or distributions can be made (including those needed to pay interest or principle on the 10.25% Senior Notes) if the relevant covenant described above has not been met.

As of June 30, 2010, availability was $112.8 million, and the Partnership was in compliance with the fixed charge coverage ratio. As of September 30, 2009, availability was $194.4 million, and the Partnership was in compliance with the fixed charge coverage ratio.

7) Employee Pension Plan

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	812	935	2,435	2,805
Expected return on plan assets	(666)	(728)	(1,998)	(2,184)
Net amortization	616	340	1,848	1,020

Net periodic benefit cost	$762	$547	$2,285	$1,641

As of June 30, 2010, the Partnership contributed $1.3 million and expects to make an additional $11.9 million contribution to fund its pension obligation for fiscal 2010.

8) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended June 30,
(in thousands)	2010	2009
Cash paid during the period for:
Income taxes, net	$1,478	$1,665
Interest	$9,690	$10,420
Debt redemption premium	$854	$—
Non-cash financing activities:
Decrease in interest expense—amortization of net debt premium	$104	$132
Decrease in net debt premium attributable to redemption of debt	$203	$199

9) Commitments and Contingencies

The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as home heating oil and propane. As a result, at any given time the Partnership is a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership maintains insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In the opinion of management the Partnership is not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

10) Subsequent Events

Quarterly Distribution Declared

On July 19, 2010, the Partnership declared a quarterly distribution of $0.0725 per common unit, payable on August 13, 2010, to holders of record on August 5, 2010.

Common Units Repurchase Program - Plan II

On July 19, 2010, the Board of Directors of the Partnership’s General Partner authorized the repurchase of up to 7.0 million of the Partnership’s common units (“Plan II”). The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. In order to facilitate the repurchase program, the Partnership intends to enter into a prearranged unit repurchase plan under Rule 10b5-1 of the Securities Act of 1933, as amended for up to 4.0 million common units with a third party broker. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

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

Impact of Financial Reform Legislation on Derivatives

The U.S. Congress has recently passed comprehensive financial reform legislation that requires regulated banks with derivatives trading units to spin them off and that requires substantially all derivatives be traded through a central clearing house, subject to margin requirements. This legislation could substantially increase the Partnership’s cost in using certain derivatives and could make such derivatives less available, which could subject the Partnership to additional risks to the extent it is not able to hedge the risks in another manner. The full impact of this legislation on the Partnership cannot be fully determinable until the required rules implementing this legislation have been drafted and adopted by various governmental agencies.

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

At December 31, 2004, we had Federal NOLs of $170.6 million and at December 31, 2009, these NOLs were reduced to approximately $52 million. Over this five year period, we utilized approximately $24 million of Federal NOLs on average each year to offset our taxable income. We expect that over the next few years, we will utilize the majority of the remaining NOLs. After we exhaust the NOLs, the amount of cash taxes that we will pay will increase significantly and will reduce the annual amount of cash available for distribution to unitholders. For example, in calendar 2006, 2007, 2008 and 2009 we paid Federal cash taxes of $0.1 million, $1.0 million, $0.6 million and $0.6 million, respectively. If we did not have the NOLs available to us for calendar 2006, 2007, 2008 and 2009 our Federal cash taxes would have increased to $2.6 million, $17.2 million, $11.1 million and $10.1 million for calendar 2006, 2007, 2008 and 2009, respectively.

Income Taxes- Book Versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that our corporate subsidiary will pay. The amount of depreciation and amortization that we deduct for book (i.e. financial reporting) purposes will differ from the amount that our corporate subsidiary can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that our corporate subsidiary expects to deduct for tax purposes. (Our corporate subsidiary files its tax return based on a calendar year. The amounts below are based on our fiscal year.)

Estimated Depreciation and Amortization Expense

(Amounts in 000’s)

Fiscal Year	Book	Tax
2010	$17,954	$30,944
2011	18,324	29,842
2012	12,202	26,829
2013	9,162	23,799
2014	8,119	20,050

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

This election may have immediate short term tax implications as unitholders who own units during the calendar year of the election could receive taxable dividend income related to the deemed exchange of partnership units for stock and the “assumption” by the “new” corporation of the liabilities of the Partnership (primarily the Senior Notes).

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

The Partnership intends to make this election only if it believes that it will have no overall material adverse impact on its unitholders, of which there can be no assurance. Since determining this is a function of projecting taxable earnings, making assumptions regarding the payment of distributions, and trying to determine when, during any particular calendar year, making the election will have the least impact on the most number of unitholders, when or, even if, it will make this election is not determinable at this time. Unitholders are encouraged to consult their tax advisors with respect to these possible outcomes.

Acquisitions

From April 1 to June 30, 2010, the Partnership completed four acquisitions after the heating season and added approximately 55,600 home heating oil, propane and security accounts. While these acquisitions will provide additional revenues in fiscal 2010, the Partnership’s profitability measures such as operating income and net income for fiscal 2010 will be adversely impacted as we expect that product costs and operating expenses from these acquisitions during the balance of fiscal 2010 will exceed revenues, which is normal for this period.

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

Gross customer gains and gross customer losses

	Fiscal Year
	2010			2009
	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses
First Quarter	19,000	21,600	(2,600)	26,300	31,800	(5,500)
Second Quarter	11,000	14,200	(3,200)	11,700	24,100	(12,400)
Third Quarter	5,300	12,600	(7,300)	5,900	12,300	(6,400)

	35,300	48,400	(13,100)	43,900	68,200	(24,300)

Net customer attrition as a percentage of the home heating oil customer base.

	Fiscal Year
	2010			2009
	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses
First Quarter	5.1%	5.8%	-0.7%	6.5%	7.9%	-1.4%
Second Quarter	3.0%	3.8%	-0.8%	2.9%	6.0%	-3.1%
Third Quarter	1.3%	3.1%	-1.8%	1.5%	3.1%	-1.6%

	9.4%	12.7%	-3.3%	10.9%	17.0%	-6.1%

We lost 13,100 accounts (net) during the nine months ended June 30, 2010, or 3.3% of our home heating oil customer base, as compared to the nine months ended June 30, 2009 in which we lost 24,300 accounts (net), or 6.1% of our home heating oil customers, as the decline in gross customer gains of 8,600 accounts was less than the reduction in gross customer losses of 19,800 accounts. As a result of the extreme price volatility in the summer and fall of 2008, the Partnership was able to take advantage of an unusually high number of consumers seeking an alternate supplier in the nine months ended June 30, 2009, which resulted in an increase in gross customer gains for the nine months ended June 30, 2009. These conditions did not reoccur in the nine months ended June 30, 2010 and gross customer gains were lower. The decrease in gross customer losses of 19,800 accounts was primarily due to the aforementioned market condition, as losses due to price declined by 10,100 accounts. In addition, our credit losses improved by 7,100 account and natural gas conversions declined by 1,700.

We believe that the continued adverse economic conditions and price volatility will adversely impact our ability to attract customers and retain existing customers in the future.

Protected Price Account Renewals

Approximately 77% of the Partnership’s protected price customers have agreements with us that are subject to annual renewal in the period from April through November of each fiscal year. If a significant number of these customers elect not to renew their protected price agreements with us and do not continue as our customers under a variable price-plan, the Partnership’s near term profitability, liquidity and cash flow will be adversely impacted. Based on the recent prices, these price-protected customers will be offered renewal contracts at higher prices than last year which may adversely impact the acceptance rate of these renewals.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2010

Compared to the Three Months Ended June 30, 2009

Volume

For the three months ended June 30, 2010, retail volume of home heating oil decreased by 8.1 million gallons, or 18.9%, to 34.9 million gallons, as compared to 43.0 million gallons for the three months ended June 30, 2009. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil
Volume - Three months ended June 30, 2009	43.0
Impact of warmer temperatures	(9.0)
Net customer attrition residential / commercial	(1.5)
Acquisitions	1.4
Other	1.0

Change	(8.1)

Volume - Three months ended June 30, 2010	34.9

Temperatures in our geographic areas of operations for the three months ended June 30, 2010 were 27.5% warmer than the three months ended June 30, 2009 and approximately 33.0% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Between July 1, 2009 and June 30, 2010, net customer attrition was 4.8%, and the above table reflects the lost volume related to this net customer attrition.

Volume of other petroleum products for the three months ended June 30, 2010 increased by 0.7 million gallons, or 9.1%, to 8.3 million gallons, as compared to 7.6 million gallons of other petroleum products sold during the three months ended June 30, 2009. While acquisitions added 1.4 million gallons of other petroleum products, we experienced a decline in the base business of 0.7 million gallons due to competitive pressures, selective reductions in our customer base due to increases in both our credit and profitability standards, as well as the downturn in the economy.

The percentage of heating oil volume sold to residential variable price customers increased to 41.9% for the three months ended June 30, 2010, as compared to 40% for the three months ended June 30, 2009. The percentage of heating oil volume sold to residential price-protected customers decreased to 43.8% for the three months ended June 30, 2010, as compared to 45.6% for the three months ended June 30, 2009. For the three months ended June 30, 2010, sales to commercial/industrial customers decreased to 14.3% of total heating oil volume sales, as compared to 14.5% for the three months ended June 30, 2009.

Product Sales

For the three months ended June 30, 2010, product sales increased $3.8 million, or 3.0%, to $130.2 million, as compared to $126.4 million for the three months ended June 30, 2009, due largely to an increase in other petroleum product sales of $6.1 million due to an increase in selling prices and an increase in volume. Home heating oil product sales declined by $2.3 million as the impact of higher home heating oil selling prices of 20.7% was more than offset by a decline in home heating oil volume of 18.9%, reflecting the aforementioned warmer weather. The Partnership increased home heating oil and other petroleum products selling prices in response to an increase in the wholesale cost of product.

Installation and Service Sales

For the three months ended June 30, 2010, service and installation sales increased $5.3 million, or 12.9%, to $46.6 million, as compared to $41.3 million for the three months ended June 30, 2009 due to additional service and installation revenue from stand alone acquisitions of $2.1 million and additional air conditioning installation and service revenue of $2.5 million resulting from the 27.5% warmer temperatures.

Cost of Product

For the three months ended June 30, 2010, cost of product increased $8.2 million, or 9.7%, to $93.3 million, as compared to $85.1 million for the three months ended June 30, 2009, as an increase in the wholesale cost for all products and the additional volume sold of other petroleum products was partially reduced by the previously mentioned 18.9% decline in home heating oil volume.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and other petroleum products. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the three months ended June 30, 2010 increased by $0.0792 per gallon, or 8.8%, to $0.9769 per gallon, from $0.8977 per gallon in the three months ended June 30, 2009. Product sales and cost of product include home heating oil, other petroleum products and liquidated damages billings.

	Three Months Ended
	June 30, 2010		June 30, 2009
	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil
Volume (in gallons)	34,866		42,976

Sales	$109,223	$3.1326	$111,532	$2.5952
Cost	75,161	2.1557	72,950	1.6975

Gross Profit	$34,062	$0.9769	$38,582	$0.8977

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in gallons)	8,333		7,640

Sales	$20,945	$2.5134	$14,872	$1.9465
Cost	18,184	2.1822	12,151	1.5904

Gross Profit	$2,761	$0.3312	$2,721	$0.3560

	Amount (000)		Amount (000)	Change
Total Product
Sales	$130,168		$126,404	$3,765
Cost	$93,345		85,101	(8,245)

Gross Profit	$36,823		$41,303	$(4,480)

For the three months ended June 30, 2010, total product gross profit decreased by $4.5 million to $36.8 million, as compared to $41.3 million for the three months ended June 30, 2009, as the impact of higher home heating oil per gallon margins ($2.8 million) was more than offset by lower home heating oil volume ($7.3 million).

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2010, the decrease in the fair value of derivative instruments resulted in the recording of a $2.3 million debit due to the expiration of certain hedged positions or their realization to cost of product ($1.2 million credit) and a decrease in the market value for unexpired hedges ($3.5 million charge).

During the three months ended June 30, 2009, the decrease in the fair value of derivative instruments resulted in the recording of a $9.7 million credit due to the expiration of certain hedged positions or their realization to cost of product ($7.9 million credit), and an increase in the market value for unexpired hedges ($1.8 million credit).

Cost of Installations and Service

During the three months ended June 30, 2010, the cost of installations and service increased $2.7 million, or 7.2%, to $40.1 million, as compared to $37.4 million for the three months ended June 30, 2009, as the additional costs from stand alone acquisitions of $1.6 million and the increase in installation costs due to the rise in installation sales was reduced by lower vehicle fuel costs of $0.8 million. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many administrative functions and direct expenses such as service technician time cannot be precisely allocated.

Installation costs were $13.5 million, or 85.6% of installation sales during the three months ended June 30, 2010, versus $11.9 million, or 89.7% of installation sales during the three months ended June 30, 2009. The decline in installation costs as a percentage of sales was largely the result of reduced staffing levels, as the Partnership responded to the impact on sales of the economic downturn. In the three months ended June 30, 2009 the Partnership did not reduce staffing levels as quickly as the decline in installation revenues. Service expenses increased to $26.6 million, or 86.2% of service sales during the three months ended June 30, 2010, from $25.5 million in the three months ended June 30, 2009, or 91.2% of sales. This increase in service costs of $1.1 million was largely due to recent acquisitions. The decline in service costs as a percentage of service revenue was due to higher profitability of the increased air conditioning service, the decline in vehicle fuels, and the fact that our recent acquisitions have a lower cost as a percentage of service revenue. For the three months ended June 30, 2010, a net gross profit from service and installation of $6.5 million was generated, as compared to a gross profit of $3.8 million for the three months ended June 30, 2009.

Delivery and Branch Expenses

For the three months ended June 30, 2010, delivery and branch expenses increased $0.3 million, or 0.7%, to $45.1 million, as compared to $44.8 million for the three months ended June 30, 2009 as the additional expenses from stand alone acquisitions of $2.6 million and an increase in insurance expense of $0.4 million more than offset a decline in delivery and branch expenses in the base business of $2.7 million. Bad debt expense declined by $1.4 million as our account losses related to credit issues fell by 51.5%. Delivery and branch expenses were also favorably impacted by $0.8 million due to the decline in home heating oil volume of 18.9% and $0.5 million in lower vehicle fuel cost.

Depreciation and Amortization

For the three months ended June 30, 2010, depreciation and amortization expenses increased by $0.3 million or 9.1%, to $4.1 million as compared to $3.8 million for the three months ended June 30, 2009, due to additional amortization expense from acquisitions.

General and Administrative Expenses

For the three months ended June 30, 2010, general and administrative expenses increased by $0.5 million or 8.4%, to $5.8 million, from $5.3 million for the three months ended June 30, 2009 primarily due to legal and professional fees relating to acquisitions of $0.6 million.

Operating Income (Loss)

For the three months ended June 30, 2010, operating income decreased $14.8 million to an operating loss of $13.9 million, from an operating profit of $0.9 million for the three months ended June 30, 2009, as an unfavorable non-cash change in the fair value of derivative instruments of $12.0 million, a decline in product gross profit of $4.5 million and higher delivery and branch expenses of $0.3 million more than offset the improvement in installation and service gross profit of $2.7 million.

Interest Expense

For the three months ended June 30, 2010, interest expense decreased by $1.0 million, or 24.7% to $3.1 million as compared to $4.1 million for the three months ended June 30, 2009. Over the last fifteen months, the Partnership has repurchased $54.0 million face value of its 10.25% Senior Notes, which lowered the average long-term debt outstanding by $54 million and the corresponding interest expense by $1.4 million. Bank charges increased by $0.3 million largely due to an increase in letter of credit fees.

Interest Income

For the three months ended June 30, 2010, interest income increased $0.1 million, or 8.9%, to $1.4 million, as compared to $1.3 million for the three months ended June 30, 2009, due to an increase in finance charge income on past due accounts receivable balances.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2010, amortization of debt issuance costs increased $0.1 million to $0.6 million, as compared to $0.5 million for the three months ended June 30, 2009.

Income Tax Expense (Benefit)

For the three months ended June 30, 2010 the Partnership’s income tax benefit increased $5.7 million to $6.2 million, from $0.5 million for the three months ended June 30, 2009. This increase was due primarily to an increase in deferred income tax benefit of $5.4 million and an increase in the current tax benefit of $0.3 million. The Partnership had a full valuation allowance and any deferred tax benefits for the three months ended June 30, 2009 were fully offset by the valuation allowance, leaving only a current tax benefit. As much of the valuation allowance was released as of September 30, 2009, the tax benefit for the three months ended June 30, 2010 consisted of both a $0.8 million current tax benefit and a $5.4 million deferred tax benefit.

Net Income (Loss)

For the three months ended June 30, 2010, the Partnership generated a net loss of $10.0 million, as compared to net loss of $1.9 million for the three months ended June 30, 2009. This increase in the net loss of $8.1 million was primarily due to an increase on the loss before income taxes of $13.8 million reduced by an increase in deferred income tax benefit of $5.4 million and an increase in current tax benefit of $0.3 million.

Adjusted EBITDA

For the three months ended June 30, 2010, the Adjusted EBITDA loss was $7.5 million, $2.5 million greater than the Adjusted EBITDA loss of $5.0 million generated during the three months ended June 30, 2009, as the impact of the decline in home heating oil volume more than offset the impact of higher per gallon margins. In addition, stand alone acquisitions and related expenses generated an Adjusted EBITDA loss of $0.9 million.

	Three Months Ended June 30,
(in thousands)	2010	2009
Net loss	$(9,991)	$(1,924)
Plus:
Income tax benefit	(6,232)	(498)
Amortization of debt issuance cost	660	564
Interest expense, net	1,682	2,814
Depreciation and amortization	4,083	3,744

EBITDA from continuing operations	(9,798)	4,700

(Increase) / decrease in the fair value of derivative instruments	2,324	(9,656)

Adjusted EBITDA	(7,474)	(4,956)

Add / (subtract)
Income tax benefit	6,232	498
Interest expense, net	(1,682)	(2,814)
Provision for losses on accounts receivable	1,088	2,371
Decrease in accounts receivables	93,573	75,933
Increase in inventories	(565)	(15,993)
Increase in customer credit balances	8,673	11,586
Change in deferred taxes	(5,420)	—
Change in other operating assets and liabilities	(4,130)	(19,176)

Net cash provided by (used in) operating activities	$90,295	$47,449

Net cash used in investing activities	$(68,555)	$(814)

Net cash used in financing activities	$(31,362)	$(5,137)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA and Adjusted EBITDA do not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA and Adjusted EBITDA do not reflect the cash required to pay taxes.

Nine Months Ended June 30, 2010

Compared to the Nine Months Ended June 30, 2009

Volume

(in millions of gallons)	Heating Oil
Volume - Nine months ended June 30, 2009	328.5
Impact of warmer temperatures	(29.8)
Net customer attrition - residential / commercial	(13.2)
Acquisitions	1.4
Other	0.2

Change	(41.4)

Volume - Nine months ended June 30, 2010	287.1

For the nine months ended June 30, 2010, retail volume of home heating oil decreased by 41.4 million gallons, or 12.6%, to 287.1 million gallons, as compared to 328.5 million gallons for the nine months ended June 30, 2009. An analysis of the change in the retail volume of home heating oil, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

Temperatures in our geographic areas of operations for the nine months ended June 30, 2010 were 9.1% warmer than the nine months ended June 30, 2009 and approximately 7.9% warmer than normal, as reported by the NOAA. Between July 1, 2009 and June 30, 2010, net customer attrition was 4.8%, and the above table reflects the lost volume related to this net customer attrition. Due to the significant increase in the price per gallon of home heating oil over the last several years, we believe that customers are using less home heating oil given similar temperatures when compared to prior periods.

Volume of other petroleum products for the nine months ended June 30, 2010 decreased by 2.9 million gallons, or 8.8%, to 29.5 million gallons, as compared to 32.4 million gallons of other petroleum products sold during the nine months ended June 30, 2009. While volume of other petroleum products sold by our stand alone acquisitions did increase by 1.4 million gallons, the effect of competitive pressures, selective reductions in our customer base due to increases in both our credit and profitability standards and the downturn in the economy resulted in a decline in other product volume sales of 4.3 million gallons.

The percentage of heating oil volume sold to residential variable price customers increased to 42.1% for the nine months ended June 30, 2010, as compared to 40.3% for the nine months ended June 30, 2009. The percentage of heating oil volume sold to residential price-protected customers decreased to 44.2% for the nine months ended June 30, 2010, as compared to 45.5% for the nine months ended June 30, 2009. For the nine months ended June 30, 2010, sales to commercial/industrial customers decreased to 13.7% of total heating oil volume sales, as compared to 14.2% for the nine months ended June 30, 2009.

Product Sales

For the nine months ended June 30, 2010, product sales decreased $16.8 million, or 1.7%, to $942.6 million, as compared to $959.4 million for the nine months ended June 30, 2009, as the reduction in volume of home heating oil and other petroleum products sold was largely offset by higher selling prices. Selling prices rose in response to an increase in per gallon wholesale product costs.

Installation and Service Sales

For the nine months ended June 30, 2010, service and installation sales increased $3.1 million, or 2.3%, to $134.7 million, as compared to $131.6 million for the nine months ended June 30, 2009, as the additional service and installation revenue from acquisitions of $2.1 million and higher air conditioning installation and service revenue of $2.5 million was slightly offset by a $0.3 million reduction in heating installations. Heating service contract revenue also declined by $1.0 million due to the impact of net customer attrition.

Cost of Product

For the nine months ended June 30, 2010, cost of product increased $11.1 million, or 1.7%, to $669.6 million, as compared to $658.5 million for the nine months ended June 30, 2009, as the increase in per gallon wholesale product cost for all products exceeded the decline in volume.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and other petroleum products. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil margins for the nine months ended June 30, 2010 increased by $0.0328 per gallon, or 3.7%, to $0.9185 per gallon, from $0.8857 per gallon in the nine months ended June 30, 2009. Product sales and cost of product include home heating oil, other petroleum products and liquidated damages billings.

	Nine Months Ended
	June 30, 2010		June 30, 2009
	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil
Volume (in gallons)	287,090		328,507

Sales	$871,978	$3.0373	$896,604	$2.7293
Cost	608,294	2.1188	605,649	1.8436

Gross Profit	$263,684	$0.9185	$290,955	$0.8857

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in gallons)	29,527		32,380

Sales	$70,668	$2.3933	$62,829	$1.9404
Cost	61,279	2.0754	52,862	1.6326

Gross Profit	$9,389	$0.3180	$9,967	$0.3077

	Amount (000)		Amount (000)	Change
Total Product
Sales	$942,646		$959,433	$(16,787)
Cost	$669,573		658,511	(11,060)

Gross Profit	$273,073		$300,922	$(27,847)

For the nine months ended June 30, 2010, total product gross profit decreased by $27.8 million to $273.1 million, as compared to $300.9 million for the nine months ended June 30, 2009, as the impact of lower home heating oil volume ($36.7 million) was partially offset by higher home heating oil per gallon margins ($9.4 million). In addition, gross profit attributable to the sales of other petroleum products declined by $0.5 million.

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2010, the increase in the fair value of derivative instruments resulted in the recording of a $5.8 million credit due to the expiration of certain hedged positions or their realization to cost of product ($6.5 million credit) and a decrease in the market value for unexpired hedges ($0.7 million debit).

During the nine months ended June 30, 2009, the decrease in the fair value of derivative instruments resulted in the recording of a $15.1 million credit due to the expiration of certain hedged positions or their realization to cost of product ($19.9 million credit), and an increase in the market value for unexpired hedges ($4.8 million charge).

Cost of Installations and Service

During the nine months ended June 30, 2010, cost of installations and service decreased $2.5 million, or 1.9%, to $128.3 million, as compared to $130.8 million for the nine months ended June 30, 2009 as the additional expenses from the stand alone acquisitions of $1.6 million was more than offset by lower vehicle fuel expense of $2.9 million and management’s efforts to reduce costs in line with net customer attrition. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many overhead functions and direct expenses such as service technician time cannot be precisely allocated.

Installation costs were $40.2 million, or 85.2% of installation sales during the nine months ended June 30, 2010, and were $40.4 million, or 89.0% of installation sales during the nine months ended June 30, 2009. The decline in installation costs as a percentage of sales was largely the result of reduced staffing levels as the Partnership responded to the impact on installation sales of the current economic downturn. In the nine months ended June 30, 2009, the Partnership did not reduce staffing levels as quickly as the decline in installation revenue. Service expenses decreased to $88.1 million, or 100.7% of service sales during the nine months ended June 30, 2010, from $90.4 million in the nine months ended June 30, 2009, or 104.8% of sales. The decrease in service expenses of $2.3 million was largely due to the $2.9 million decline in vehicle fuel costs partially offset by additional service costs for acquisitions of $0.9 million. The decline in service costs as a percentage of service revenue was due to higher profitability of the increased air conditioning service, the decline in vehicle fuels, and the fact that our recent acquisitions have a lower cost as a percentage of service revenue. For the nine months ended June 30, 2010, a net gross profit from service and installation of $6.4 million was generated, as compared to a net gross profit of $0.8 million for the nine months ended June 30, 2009.

Delivery and Branch Expenses

For the nine months ended June 30, 2010, delivery and branch expenses decreased $11.1 million, or 6.2%, to $169.8 million, as compared to $180.9 million for the nine months ended June 30, 2009. Account losses due to credit declined by 51.5% which drove a decline in bad debt expense of $2.8 million, while vehicle fuel expenses fell by $3.3 million due to a decline in fuel costs. Insurance expense was lower by $3.6 million due to a decline in the cost of the Partnership’s weather hedge ($1.8 million) and lower premium and estimated claims experience ($1.4 million). Delivery and branch expenses were also favorably impacted by $4.1 million due to the decline in home heating oil volume which mitigated the impact of inflationary pressures on operating expenses. The operations of stand alone acquisitions added $2.6 million in delivery and branch expenses. On a cents per gallon basis, delivery and branch expenses increased 4.0 cents per gallon or 7.4%, from 55.1 cents for the nine months ended June 30, 2009 to 59.1 cents for the nine months ended June 30, 2010 due to the fixed nature of certain operating expenses that could not be adjusted due to the 12.6% decline in home heating oil volume.

Depreciation and Amortization

For the nine months ended June 30, 2010, depreciation and amortization expenses declined by $4.7 million, or 29.5%, to $11.2 million, as compared to $15.9 million for the nine months ended June 30, 2009. Amortization expense was lower by $4.2 million, as acquisitions from 1999 with a 10 year life became fully amortized in fiscal 2009.

General and Administrative Expenses

For the nine months ended June 30, 2010, general and administrative expenses increased $0.8 million to $16.4 million, as compared to $15.6 million for the nine months ended June 30, 2009. Legal and professional expenses relating to acquisitions increased by $0.6 million and pension expense relating to the Partnership’s frozen pension plan increased by $0.6 million as well.

Operating Income (Loss)

For the nine months ended June 30, 2010, operating income decreased $16.6 million to $87.9 million, from income of $104.5 million for the nine months ended June 30, 2009, as a decrease in product gross profit of $27.8 million and an unfavorable change in the fair value of derivative instruments of $9.3 million were somewhat offset by lower operating costs (net service, delivery, general and administrative and depreciation and amortization) of $20.5 million.

Interest Expense

For the nine months ended June 30, 2010, interest expense decreased by $2.2 million, or 16.5 % to $11.3 million as compared to $13.5 million for the nine months ended June 30, 2009. Over the last twenty-one months, the Partnership repurchased $90.3 million face value of its 10.25% Senior Notes lowering the average long-term debt outstanding for these notes by $41.9 million and corresponding interest expense by $3.2 million. Bank charges increased by $0.8 million due to an increase in letter of credit fees.

During the nine months ended June 30, 2010, average bank borrowings were $4.8 million and corresponding interest expense increased by $0.2 million.

During the nine months ended June 30, 2009, the Partnership did not borrow under its bank facility.

Interest Income

For the nine months ended June 30, 2010, interest income decreased $0.8 million, or 23.5%, to $2.8 million, as compared to $3.6 million for the nine months ended June 30, 2009, due to lower invested cash balances and lower finance charge income on past due accounts receivables balances.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2010, amortization of debt issuance costs increased $0.3 million, or 14.8% to $2.0 million, as compared to $1.7 million for the nine months ended June 30, 2009.

Gains (Loss) on Bond Repurchase

During the nine months ended June 30, 2010, the Partnership purchased $50.0 million face value of its 10.25% Senior Notes due February 2013 at an average price of $101.7 per $100 of principal plus accrued interest. The Partnership recorded a loss of $1.1 million.

During the nine months ended June 30, 2009, the Partnership repurchased $36.3 million face value of its 10.25% Senior Notes due February 2013 at an average price of $72.4 per $100 of principal plus accrued interest. The Partnership recorded a gain of $9.7 million.

Income Tax Expense (Benefit)

For the nine months ended June 30, 2010, income tax expense increased $29.8 million, to $33.7 million, from $3.9 million for the nine months ended June 30, 2009. This increase is due to an increase in deferred tax expense of $30.4 million. Due to the Partnership having a full valuation allowance as of June 30, 2009, any deferred tax benefits as of June 30, 2009 were fully offset by the valuation allowance, leaving only a current tax expense. As much of the valuation allowance was released as of September 30, 2009, the tax expense for the nine months ended June 30, 2010 consists of both a $3.3 million current tax expense and a $30.4 million deferred tax expense.

Net Income

For the nine months ended June 30, 2010, the Partnership generated net income of $42.5 million, as compared to net income of $98.7 million for the nine months ended June 30, 2009. This decrease in net income of $56.2 million was attributable to a decrease in income before income taxes of $26.4 million, an increase in deferred income tax of $30.4 million and a decrease in current income tax expense of $0.6 million.

Adjusted EBITDA

For the nine months ended June 30, 2010, Adjusted EBITDA decreased by $12.0 million to $93.3 million, as compared to $105.3 million for the nine months ended June 30, 2009, as the impact of warmer temperatures and net customer attrition on home heating oil volume more than offset the effects of higher per gallon margins and lower operating costs. In addition, Adjusted EBITDA was reduced by $0.9 million due to stand alone acquisitions and related expenses.

	Nine Months Ended June 30,
(in thousands)	2010	2009
Net income	$42,549	$98,732
Plus:
Income tax expense	33,681	3,852
Amortization of debt issuance cost	1,988	1,732
Interest expense, net	8,508	9,894
Depreciation and amortization	11,179	15,853

EBITDA from continuing operations	97,905	130,063

(Increase) / decrease in the fair value of derivative instruments	(5,770)	(15,064)
(Gains) / loss on redemption of debt	1,132	(9,740)

Adjusted EBITDA	93,267	105,259

Add / (subtract)
Income tax expense	(33,681)	(3,852)
Interest expense, net	(8,508)	(9,894)
Provision for losses on accounts receivable	6,570	9,257
(Increase) decrease in accounts receivables	(41,717)	4,350
(Increase) decrease in inventories	1,871	(10,595)
Decrease in customer credit balances	(44,425)	(24,806)
Change in deferred taxes	30,368	—
Change in other operating assets and liabilities	10,502	11,089

Net cash provided by operating activities	$14,247	$80,808

Net cash used in investing activities	$(71,187)	$(5,655)

Net cash used in financing activities	$(94,269)	$(36,545)

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

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

Operating Activities

Due to the seasonal nature of the home heating oil business, cash is generally used in operations during the winter (our first and second fiscal quarters) as customers receive deliveries and pay for products purchased within our payment terms, and cash is generally provided by operating activities during the spring and summer (our third and fourth quarters) when customer payments exceed deliveries. For the nine months ended June 30, 2010, cash provided by operating activities was $14.2 million, as compared to $80.8 million of cash provided by operating activities during the nine months ended June 30, 2009. This change of $66.6 million was largely due to a decline in cash received from budget payment plan customers of $38.1 million. Approximately 34% of our customers are on a budget payment plan and these customers pay their annual estimated heating bill in 12 monthly installments. Typically, these plans begin before the heating season and a liability is created as payments exceed deliveries. During the nine months ended June 30, 2009, cash received from these customers benefited from a declining home heating oil market as payment plans for these customers had been set prior to the precipitous drop in the cost of home heating oil. This resulted in an increase in collections from budget payment plan customers versus expected deliveries for the nine months ended June 30, 2009. The Partnerships’ accounts receivables for non-budget customers also rose by $27.6 million more in the nine months ended June 30, 2010, versus the nine months ended June 30, 2009, due to the above described market conditions as amounts due from customers rose with the increase in heating oil prices. Day’s sales outstanding increased to 57 days as of June 30, 2010 as compared to 48 days as of June 30, 2009 and 57 days as of June 30, 2008. During the nine months ended June 30, 2010, the Partnership bought 24.3 million gallons less of home heating oil for inventory than the nine months ended June 30, 2009, which drove a favorable change in cash flows of $12.4 million. At the beginning of fiscal 2009, the Partnership’s physical inventory of home heating oil was relatively low because the Partnership did not prebuy physical inventory due to the relatively high cost at the time. The change in inventory was also impacted by price. During the nine months ended June 30, 2010 inventory costs increased by $0.41 per gallon as compared to the prior period which experienced a reduction in inventory cost of $1.72 per gallon. In addition, cash flow generated from operations declined by $12.5 million for the nine months ended June 30, 2010, when compared to the nine months ended June 30, 2009.

Investing Activities

During the nine months ended June 30, 2010, we completed acquisitions for $67.8 million, including working capital of $4.0 million. We allocated $65.6 million of the gross purchase price to intangible assets and $7.2 million to fixed assets and recorded a deferred tax liability of $9.0 million. In addition, capital expenditures totaled $3.6 million, as we invested in computer hardware and software ($1.6 million), refurbished certain physical plants ($0.4 million) and made additions to our fleet and other equipment ($1.6 million).

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

Financing Activities

During the nine months of fiscal 2010, the Partnership repurchased 6.9 million common units for $27.9 million in connection with the unit repurchase plan program and paid distributions to the unit holders of $15.4 million. During the nine months ended June 30, 2010, we borrowed and repaid $36.8 million under our revolving credit facility. In February 2010, the Partnership redeemed $50.0 million face value of its outstanding 10.25% Senior Notes due in 2013 at a price equal to 101.708% of face value.

During the nine months ended June 30, 2009, the Partnership repurchased $36.3 million face value of its outstanding 10.25% Senior Notes due February 2013 for $26.3 million. In addition, we commenced distributions in February, 2009 at a rate of $0.0675 per unit (subsequently raised to $0.0725 in January 2010) and paid $10.3 million in distributions during the nine months ended June 30, 2009.

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other economic and geo-political factors, most of which are beyond our control. Approximately 77% of the Partnership’s protected price customers have agreements with us that are subject to annual renewal in the period from April through November of each fiscal year. If a significant number of these customers elect not to renew their protected price agreements with us and do not continue as our customers under a variable price-plan, the Partnership’s near term liquidity and cash flow will be adversely impacted. Based on the recent prices, these price-protected customers will be offered renewal contracts at higher prices than last year which may adversely impact the acceptance rate of these renewals.

In the near term, our capital requirements are expected to be provided by cash flows from operating activities, cash on hand as of June 30, 2010, or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility.

Our asset based revolving credit facility provides us with the ability to borrow up to $240.0 million ($290.0 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100.0 million in letters of credit which reduce availability under this facility. The Partnership can increase the facility size by $50.0 million without the consent of the bank group. However, the bank group is not obligated to fund the $50.0 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of June 30, 2010 $42.3 million in letters of credit were outstanding, of which $42.1 million are for current and future insurance reserves and bonds. We have reduced our reliance on letters of credit for inventory purchases as we have increased our trade credit to over $37.4 million.

Under the terms of the credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.10x. As of June 30, 2010, availability, as defined in the amended and restated credit agreement, was $112.8 million and the Partnership was in compliance with the fixed charge coverage ratio. The fixed charge coverage ratio is calculated based upon Adjusted EBITDA. In the event that the Partnership is not able to comply with these covenants it could have a material adverse effect on the Partnership’s liquidity and results of its operations.

The Partnership’s scheduled interest payments on our 10.25% Senior Notes for the remainder of fiscal 2010 are $4.2 million and maintenance capital expenditures for fixed assets for the balance of fiscal 2010 are estimated to be approximately $0.5 to $1.0 million, excluding the capital requirements for leased fleet. We estimate that the Partnership will make cash contributions to fund its frozen defined benefit pension obligations of approximately $11.9 million for the balance of fiscal 2010. We recently announced that we will pay a distribution of approximately $5.0 million in August 2010.

The Partnership intends to continue to make additional business acquisitions during the balance of fiscal 2010 and in fiscal 2011 of home heating oil and other businesses that meet the Partnership’s acquisition criteria, subject to the availability of financing, either internally generated or from other sources, for such acquisitions.

Partnership Distribution Provisions

We are required to make distributions in an amount equal to our Available Cash, as defined in our Partnership Agreement, no more than 45 days after the end of each fiscal quarter, to holders of record on the applicable record dates. Available Cash, as defined in our Partnership Agreement, generally means all cash on hand at the end of the relevant fiscal quarter less the amount of cash reserves established by the Board of Directors of our general partner in its reasonable discretion for future cash requirements. These reserves are established for the proper conduct of our business, including acquisitions, the payment of debt principal and interest and for distributions during the next four quarters and to comply with applicable laws and the terms of any debt agreements or other agreements to which we are subject. Under the terms of our credit facility, the Partnership must have a fixed charge coverage ratio for the trailing twelve months of 1.15x to pay the minimum quarterly distribution of $0.0675. Any distribution in excess of the minimum quarterly distribution requires the Partnership to have a fixed charge coverage ratio of 1.25x. These tests restrict the amount of cash that the Partnership can use to pay distributions with respect to any fiscal quarter. The Board of Directors of our general partner reviews the level of Available Cash each quarter based upon information provided by management.

On July 19, 2010, the Partnership declared a quarterly distribution of $0.0725 on all of its common units, payable on August 13 to holders of record on August 5, 2010.

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

At June 30, 2010, we had outstanding borrowings totaling $82.5 million (excluding discounts and premiums), none of which is subject to variable interest rates.

We also selectively use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2010, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $2.2 million to a fair market value of $8.7 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $(0.4) million to a fair market value of $6.1 million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2010 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting.

On May 10, 2010, the Company completed the acquisition of Champion Energy Corporation (CEC). The Company is in the early stages of integrating CEC. The Company is analyzing, evaluating and, where necessary, will implement changes in controls and procedures relating to the CEC business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there was no change in the Partnership’s internal control over financial reporting during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(c)	The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of June 30, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

See Note 2. to the Consolidated Financial Statements for information concerning the Partnership’s repurchase of common units in the nine months ended June 30, 2010.

Item 6.

Exhibits

(a)	Exhibits Included Within:

10.1	Equity Purchase Agreement dated as of May 10, 2010 among Petro Holdings, Inc., PJC InterCapital LP, A. Silecchia Corporation, and PJC Group of New England Co.

31.1	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.2	Rule 13a-14(a) Certification, Star Gas Finance Company

31.3	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.4	Rule 13a-14(a) Certification, Star Gas Finance Company

32.1	Section 906 Certification.

32.2	Section 906 Certification.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/S/ RICHARD F. AMBURY Richard F. Ambury	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	August 3, 2010
Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY Richard G. Oakley	Vice President - Controller Kestrel Heat LLC	August 3, 2010
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature	Title	Date

/S/ RICHARD F. AMBURY Richard F. Ambury	Executive Vice President Chief Financial Officer, Treasurer and Secretary	August 3, 2010
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY Richard G. Oakley	Vice President - Controller (Principal Accounting Officer)	August 3, 2010