Form 10-Q
period 2010-12-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2011-02-07
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At January 31, 2011, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	67,077,553
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2010	September 30, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,804	$61,062
Receivables, net of allowance of $7,534 and $5,443, respectively	182,965	70,443
Inventories	77,357	66,734
Fair asset value of derivative instruments	18,092	7,158
Current deferred tax asset, net	6,599	20,247
Prepaid expenses and other current assets	30,114	21,219

Total current assets	328,931	246,863

Property and equipment, net	45,078	44,712
Goodwill	199,052	199,052
Intangibles, net	56,383	58,894
Long-term deferred tax asset, net	24,932	26,551
Deferred charges and other assets, net	9,425	6,436

Total assets	$663,801	$582,508

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$33,407	$16,626
Revolving credit facility borrowings	13,076	—
Fair liability value of derivative instruments	—	1,586
Accrued expenses and other current liabilities	78,672	68,854
Unearned service contract revenue	49,233	40,110
Customer credit balances	45,737	68,762

Total current liabilities	220,125	195,938

Long-term debt	124,198	82,770
Other long-term liabilities	23,510	23,889

Partners’ capital
Common unitholders	322,687	307,092
General partner	348	290
Accumulated other comprehensive loss, net of taxes	(27,067)	(27,471)

Total partners’ capital	295,968	279,911

Total liabilities and partners’ capital	$663,801	$582,508

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
(in thousands, except per unit data - unaudited)	2010	2009

Sales:
Product	$404,968	$301,765
Installations and service	54,533	47,054

Total sales	459,501	348,819
Cost and expenses:
Cost of product	301,672	214,515
Cost of installations and service	52,622	45,672
(Increase) decrease in the fair value of derivative instruments	(13,906)	(3,392)
Delivery and branch expenses	65,961	56,822
Depreciation and amortization expenses	4,577	3,535
General and administrative expenses	4,924	5,053

Operating income	43,651	26,614
Interest expense	(4,220)	(4,270)
Interest income	532	394
Amortization of debt issuance costs	(694)	(656)
Loss on redemption of debt	(1,700)	—

Income before income taxes	37,569	22,082
Income tax expense	17,011	10,077

Net income	$20,558	$12,005

General Partner’s interest in net income	99	54

Limited Partners’ interest in net income	$20,459	$11,951

Basic and Diluted income per Limited Partner Unit (1)	$0.26	$0.15

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	67,078	72,661

(1)	See Note 3 Summary of Significant Accounting Policies - Net Income (Loss) per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units
(in thousands)	Common	General Partner	Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance as of September 30, 2010	67,078	326	$307,092	$290	$(27,471)	$279,911

Comprehensive income (unaudited):
Net income	—	—	20,459	99	—	20,558
Unrealized gain on pension plan obligation	—	—	—	—	691	691
Tax effect of unrealized gain on pension plan	—	—	—	—	(287)	(287)

Total comprehensive income	—	—	20,459	99	404	20,962
Distributions	—	—	(4,864)	(41)	—	(4,905)

Balance as of December 31, 2010 (unaudited)	67,078	326	$322,687	$348	$(27,067)	$295,968

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands - unaudited)	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$20,558	$12,005

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(13,906)	(3,392)
Depreciation and amortization	5,271	4,191
Loss on redemption of debt	1,700	—
Provision for losses on accounts receivable	2,648	2,148
Change in deferred taxes	14,980	9,482
Changes in operating assets and liabilities:
Increase in receivables	(115,161)	(76,952)
Increase in inventories	(10,324)	(9,387)
Increase in other assets	(7,358)	(10,282)
Increase in accounts payable	16,781	8,114
Decrease in customer credit balances	(23,134)	(21,790)
Increase in other current and long-term liabilities	19,235	12,876

Net cash used in operating activities	(88,710)	(72,987)

Cash flows provided by (used in) investing activities:
Capital expenditures	(1,558)	(1,636)
Proceeds from sales of fixed assets	14	81
Acquisitions	(1,638)	—

Net cash used in investing activities	(3,182)	(1,555)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	13,076	—
Revolving credit facility repayments	—	—
Repayment of debt	(82,499)	—
Proceeds from the issuance of debt	124,188	—
Debt extinguishment costs	(1,409)	—
Distributions	(4,905)	(5,059)
Unit repurchase	—	(16,888)
Deferred charges	(3,817)	—

Net cash provided by (used in) financing activities	44,634	(21,947)

Net decrease in cash and cash equivalents	(47,258)	(96,489)

Cash and cash equivalents at beginning of period	61,062	195,160

Cash and cash equivalents at end of period	$13,804	$98,671

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at December 31, 2010, had outstanding 67.1 million common units (NYSE: “SGU”) representing 99.5% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.5% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at December 31, 2010 served approximately 414,000 full-service residential and commercial home heating oil and propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 37,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

•

Star Gas Finance Company is a 100% owned subsidiary of the Partnership. Star Gas Finance Company serves as the co-issuer, jointly and severally with the Partnership, of its $125 million (excluding discount) 8.875% Senior Notes due 2017. The Partnership is dependent on distributions including inter-company interest payments from its subsidiaries to service the Partnership’s debt obligations. The distributions from the Partnership’s subsidiaries are not guaranteed and are subject to certain loan restrictions. Star Gas Finance Company has nominal assets and conducts no business operations. (See Note 6—Long-Term Debt and Bank Facility Borrowings)

2) Common Unit Repurchase and Retirement

On July 19, 2010, the Board of Directors of the Partnership’s General Partner authorized the repurchase of up to 7.0 million of the Partnership’s common units (“Plan II”). The authorized common unit repurchases may be made from time-to-time in the open market, in privately negotiated transactions or in such other manner deemed appropriate by management. In order to facilitate the repurchase program, the Partnership entered into a prearranged unit repurchase plan under Rule 10b5-1 of the Securities Act of 1933, as amended, for up to 4.0 million common units with a third party broker. There is no guarantee of the exact number of units that will be purchased under the program and the Partnership may discontinue purchases at any time. The program does not have a time limit. The Partnership’s repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. All of the common units purchased in the repurchase program will be retired.

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (a)	Maximum Number of Units that May Yet Be Purchased Under the Plan II Program
Plan II - Number of units authorized			7,000

Plan II - Fiscal year 2010 total	1,197	$4.44	5,803

Plan II - First quarter fiscal year 2011 total	—	$—	5,803

(a)	Amounts include repurchase costs.

3) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the three month period ended December 31, 2010 and December 31, 2009 are not necessarily indicative of the results to be expected for the full year.

These interim financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission and should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

Delivery and Branch Expenses

Delivery and branch expenses include wages and benefits and department related costs for drivers, dispatchers, mechanics, customer service, sales and marketing, compliance, credit and branch accounting, information technology, insurance and operational support.

General and Administrative Expenses

General and administrative expenses include wages and benefits and department related costs for human resources, finance and accounting, administrative support and supply.

Allowance for Doubtful Accounts

The allowance for doubtful accounts, which includes the allowance for long-term receivables, is the Partnership’s best estimate of the amount of trade receivables that may not be collectible. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience, overdue status, delinquency trends, economic conditions and credit risk quality. The Partnership has an established process to periodically review current and past due trade receivable balances to determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Historical trade receivable recoveries and charge-offs are considered as part of this periodical review. Different assumptions or changes in economic conditions could result in changes to the allowance for doubtful accounts.

The allowance is determined at an aggregate level for all trade receivables that are performing in accordance with payment terms and are not materially past due. The Partnership assigns possible loss factors to each trade receivable type aging category to determine its allowance level. The loss factors are determined based on quantitative and qualitative factors, including historical loss experience, trade receivable duration, aging trends, economic conditions and credit risk quality.

The Partnership also reviews its trade receivables for impairment based on delinquencies. These trade receivables consist of materially past due amounts and other trade receivables requiring significant collection efforts including litigation. The Partnership considers the impairment on non-performing trade receivables as a component included in the allowance.

In addition to the calculations discussed above, other qualitative factors are taken into account to arrive at the allowance balance. The total allowance reflects management’s estimate of losses inherent in its trade receivables at the balance sheet date.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

Basic and Diluted Earnings Per Limited Partner: (in thousands, except per unit data)	Three Months Ended December 31,
	2010	2009
Net income	$20,558	$12,005
Less General Partners’ interest in net income	99	54

Net income available to limited partners	20,459	11,951
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	2,774	994

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$17,685	$10,957

Per unit data:
Basic and diluted net income available to limited partners	$0.30	$0.16
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.04	0.01

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.26	$0.15

Weighted average number of Limited Partner units outstanding	67,078	72,661

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

	December 31,	September 30,
(in thousands)	2010	2010
Heating oil and other fuels	$61,938	$51,678
Fuel oil parts and equipment	15,419	15,056

	$77,357	$66,734

Derivatives and Hedging – Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, as of December 31, 2010, the Partnership had 2.9 million gallons of physical inventory and had 6.6 million gallons of swap contracts to buy heating oil; 34.0 million gallons of call options; 5.6 million gallons of put options and 64.0 million net gallons of synthetic calls. To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of December 31, 2010 had 14.1 million gallons of future contracts to buy heating oil; 22.0 million gallons of future contracts to sell heating oil; and 29.4 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of December 31, 2010, had 1.1 million gallons of swap contracts to buy gasoline and 0.9 million gallons of swap contracts to buy diesel.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, as of December 31, 2009, the Partnership had 2.3 million gallons of swap contracts to buy heating oil; 0.1 million gallons of futures contracts to sell heating oil; 87.9 million gallons of call options; 1.3 million gallons of put options and 17.2 million net gallons of synthetic calls. To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of December 31, 2009 had 10.6 million gallons of future contracts to buy heating oil; 11.3 million gallons of future contracts to sell heating oil; and 30.2 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of December 31, 2009, had 1.1 million gallons of swap contracts to buy gasoline and 0.9 million gallons of swap contracts to buy diesel.

The Partnership’s derivative instruments are with the following counterparties: Cargill, Inc., Societe Generale, Key Bank National Association, JPMorgan Chase Bank, NA, Bank of America, N.A., Newedge USA, LLC, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and maintains master netting arrangements with its counterparties to help manage the risks, and records its derivative positions on a net basis. Based on its assessment, the Partnership considers counterparty credit risk to be low. At December 31, 2010, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.7 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of December 31, 2010, $3.5 million of hedging losses was secured under the credit facility.

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

(In thousands)

			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Asset Derivatives at December 31, 2010
Commodity contracts	Fair asset and fair liability value of derivative instruments	$21,030	$1,691	$19,339	$—
Commodity contracts	Long-term derivative assets netted with long-term derivative liabilities, included in other long-term liabilities	165	129	36

Commodity contract assets at December 31, 2010		$21,195	$1,820	$19,375	$—

Liability Derivatives at December 31, 2010
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(2,938)	$(1,519)	$(1,419)	$—
Commodity contracts	Long-term derivative liabilities included in other long-term liabilities	(483)	(483)		—

Commodity contract liabilities at December 31, 2010		$(3,421)	$(2,002)	$(1,419)	$—

Asset Derivatives at September 30, 2010
Commodity contracts	Fair asset and fair liability value of derivative instruments	$11,991	$29	$11,962	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	43		43

Commodity contract assets at September 30, 2010		$12,034	$29	$12,005	$—

Liability Derivatives at September 30, 2010
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(6,419)	$(101)	$(6,318)	$—

Commodity contract liabilities at September 30, 2010		$(6,419)	$(101)	$(6,318)	$—

(In thousands)

The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Commodity contracts	Cost of product (a)	$9,546	$9,878
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(13,906)	$(3,392)

(a)	Represents realized closed positions and includes the cost of options as they expire.

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

(in thousands)	December 31, 2010	September 30, 2010
Property and equipment	$148,533	$146,494
Less: accumulated depreciation	103,455	101,782

Property and equipment, net	$45,078	$44,712

Business Combinations

The Partnership uses the acquisition method of accounting in accordance with FASB ASC 805 Business Combinations. The acquisition method of accounting requires the Partnership to use significant estimates and assumptions, including fair value estimates, as of the business combination date, and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the amounts recognized for a business combination may be adjusted). Each acquired company’s operating results are included in the Partnership’s consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition, are recorded at the acquisition date fair value. The separately identifiable intangible assets generally are comprised of customer lists, trade names and covenants not to compete. Goodwill is recognized for the excess of the purchase price over the net fair value of assets acquired and liabilities assumed.

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

Goodwill is the excess of cost over the fair value of net assets in the acquisition of a company. Under FASB ASC 350-10-05 Intangibles-Goodwill and Other, a potential goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If goodwill of a reporting unit is determined to be impaired, the amount of impairment is measured based on the excess of the net book value of the goodwill over the implied fair value of the goodwill.

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

Partners’ Capital

Comprehensive income includes net income, plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized gains/losses on pension plan obligations and the tax affect. For the three months ended December 31, 2010, comprehensive income was $21.0 million, comprised of net income of $20.6 million, an unrealized gain on pension plan obligation of $0.7 million and the tax effect of $(0.3) million. For the three months ended December 31, 2009, comprehensive income was $12.4 million, comprised of net income of $12.0 million, an unrealized gain on pension plan obligation of $0.6 million and the tax affect of $0.2 million.

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

The current and deferred income tax expenses for the three months ended December 31, 2010, and 2009 are as follows:

	Three Months Ended December 31,
(in thousands)	2010	2009
Income before income taxes	$37,569	$22,082
Current tax expense	$2,031	$849
Deferred tax expense	14,980	9,228

Total tax expense	$17,011	$10,077

As of the calendar tax year ended December 31, 2010, Star Acquisitions, a wholly-owned subsidiary of the Partnership, had a Federal net operating loss carry forward (“NOL”) of approximately $16.4 million of which $7.3 million is related to the acquisition of Champion Energy Corporation. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income. In general, the Partnership would be deemed to have an “ownership change” under Section 382 if , immediately after any owner shift involving a 5% unitholder or any equity structure shift, the percentage of units of the Partnership owned by one or more 5% unitholder has increased by more than 50% over the lowest percentage of units of the Partnership (or any predecessor entity) owned by such unitholder at any time during the three-year testing period.

In June 2007, the Partnership amended its Amended and Restated Unit Purchase Rights Agreement dated as of July 20, 2006 in order to protect the Partnership’s NOLs for Federal income tax purposes by adding provisions which would have the effect of deterring any person or group from acquiring more than 5% (reduced from 15% prior to the amendment) of the Partnership’s issued and outstanding common units. The amendment also discouraged existing 5% or greater unitholders

(including the General Partner) from acquiring additional common units equal to 1% or more of the outstanding common units. A person or group that acquires units in excess of these amounts would be subject to substantial dilution under the Rights Agreement. In May 2009, the Partnership entered into a further amendment to its Amended and Restated Unit Purchase Rights Agreement to amend the definition of acquiring person to restore the acquisition threshold to 15% of the outstanding common units. The Amended and Restated Unit Purchase Rights Agreement expires on April 16, 2011.

FASB ASC 740-10-05-6 Income Taxes topic, Tax Position subtopic (SFAS No. 109 and FIN 48), provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return.

At December 31, 2010, we had unrecognized income tax benefits totaling $2.4 million including related accrued interest and penalties of $0.2 million. These unrecognized tax benefits are primarily the result of Federal tax uncertainties. If recognized, these tax benefits and related interest and penalties would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will decrease by $0.01 million during the next 12 months ending December 31, 2012. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

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

4) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2010	$199,052
Fiscal year 2011 activity	—

Balance as of December 31, 2010	$199,052

The Partnership performed its annual goodwill impairment valuation for the period ending August 31, 2010 and determined that there was no goodwill impairment. The preparation of this analysis (see Note 3. Summary of Significant Accounting Policies – Goodwill and Intangible Assets) was based upon management’s estimates and assumptions, and future impairment calculations would be affected by actual results that are materially different from projected amounts. To provide for a sensitivity of the discount rates and transaction multiples used, ranges of high and low values are employed in the analysis, with the low values examined to ensure that a reasonably likely change in an assumption would not cause the Partnership to reach a different conclusion.

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	December 31, 2010			September 30, 2010
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
(in thousands)	Amount	Amortization	Net	Amount	Amortization	Net
Customer lists and other intangibles	$252,655	$196,272	$56,383	$252,385	$193,491	$58,894

Amortization expense for intangible assets was $2.8 million for the three months ended December 31, 2010 compared to $2.1 million for the three months ended December 31, 2009. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2011 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Book Amortization Expense

2011	$10,260
2012	$5,897
2013	$5,895
2014	$5,819
2015	$5,684

5) Business Combinations

On December 16, 2010 the Partnership acquired a heating oil and propane dealer for $1.6 million in cash. The operating results of this acquisition have been included in the Partnership’s consolidated financial statements since the date of acquisition, and are not material to the Partnership’s financial condition, results of operations, or cash flows. Preliminary fair values of the assets acquired and liabilities assumed comprised primarily of intangibles, certain working capital items, and are reflected in the Consolidated Balance Sheet as of December 31, 2010.

6) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	At December 31, 2010		At September 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value (a)	Amount	Fair Value (a)
8.875% Senior Notes (b)	$124,198	$125,938	$—	$—
10.25% Senior Notes (c)	—	—	82,770	83,908
Revolving Credit Facility Borrowings (d)	13,076	13,076	—	—

Total debt	$137,274	$139,014	$82,770	$83,908

Total long-term portion of debt	$124,198	$125,938	$82,770	$83,908

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on relevant market information, open market quotations and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the estimates.
(b)

The Partnership issued these notes in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Private Notes”). These notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December

1 of each year. The discount on these notes included above was $0.8 million at December 31, 2010. Under the terms of the indenture, these notes permit restricted payments of $22 million, permit the Partnership to incur debt up to $100 million for acquisitions without passing certain financial tests, and restrict the proceeds of asset sales from being invested in current assets for purposes of the “asset sale” covenant.

In January 2011, an exchange offer of the Private Notes for substantially identical public notes registered with the Securities and Exchange Commission was issued. Unless extended, the exchange offer expires on February 16, 2011.

(c)	In December 2010, the Partnership redeemed its 10.25% Senior Notes due February 2013, at a price equal to 101.708% of face value plus any accrued and unpaid interest. The Partnership reported a $1.7 million loss on this redemption.
(d)	In July 2009, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of nine banks. This amended facility, that extends to July 2012, provides the Partnership with the ability to borrow up to $240 million ($290 million during the heating season from November to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit which reduce availability under this facility. The Partnership can increase the facility size by $50 million without the consent of the bank group. The bank group is not obligated to fund the $50 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. The interest rate is LIBOR plus (i) 3.50% (if availability, as defined in the revolving credit facility agreement is greater than or equal to $150 million), or (ii) 3.75% (if availability is greater than $75 million but less than $150 million), or (iii) 4.00% (if availability is less than or equal to $75 million). The commitment fee on the unused portion of the facility is 0.75% per annum.

In January 2010, the Partnership entered into a first amendment to the amended and restated asset based revolving credit facility agreement that updated the consolidated fixed charges defined term.

At December 31, 2010, $13.1 million was outstanding under the revolving credit facility and $42.7 million of letters of credit were issued. No amount was outstanding under the revolving credit facility at September 30, 2010, and $42.3 million of letters of credit were issued.

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

Under the terms of the revolving credit facility, the Partnership must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.10x. In addition, the Partnership must maintain availability of at least $40 million and a fixed charge coverage ratio for the trailing twelve months of 1.15x in order to make its minimum quarterly distributions of $0.0675 per unit, and 1.25x to make any distributions in excess of the minimum quarterly distributions. No inter-company dividends or distributions can be made (including those needed to pay interest or principle on the 8.875% Senior Notes) if the relevant covenant described above has not been met.

As of December 31, 2010, availability was $155.1 million, and the Partnership was in compliance with the fixed charge coverage ratio. As of September 30, 2010, availability was $104.8 million, and the Partnership was in compliance with the fixed charge coverage ratio.

7) Employee Pension Plan

	Three Months Ended December 31,
(in thousands)	2010	2009
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	748	811
Expected return on plan assets	(879)	(665)
Net amortization	691	616

Net periodic benefit cost	$560	$762

During the three months ended December 31, 2010, the Partnership contributed $0.6 million and expects to make an additional $2.6 million contribution in fiscal 2011 to fund its pension obligation.

8) Supplemental Disclosure of Cash Flow Information

	Three Months Ended December 31,
(in thousands)	2010	2009
Cash paid during the period for:
Income taxes, net	$117	$634
Interest	$3,829	$825
Debt extinguishment costs	$1,409	$—
Non-cash financing activities:
Decrease in interest expense—amortization of net debt premium 10.25% and debt discount 8.875%	$(13)	$40
Decrease in net debt premium attributable to redemption of debt	$247	$—

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

10) Subsequent Events

Offer to Exchange $125.0 Million 8.875% Senior Notes due 2017

On January 12, 2011, an exchange offer of the Partnership’s currently outstanding $125.0 million private 8.875% Senior Notes due 2017 for substantially identical public notes registered with the Securities and Exchange Commission was issued. Unless extended, the exchange offer expires on February 16, 2011.

Quarterly Distribution Declared

On January 25, 2011, the Partnership declared a quarterly distribution of $0.0775 per common unit, payable on February 14, 2011, to holders of record on February 4, 2011.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q includes “forward-looking statements” which represent our expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on our financial performance, the price and supply of home heating oil and propane, the consumption patterns of our customers, our ability to obtain satisfactory gross profit margins, our ability to obtain new customers and retain existing customers, our ability to make strategic acquisitions, the impact of litigation, our ability to contract for our current and future supply needs, natural gas conversions, future union relations and the outcome of current and future union negotiations, the impact of future governmental regulations, including environmental, health, and safety regulations, the ability to attract and retain employees, customer credit worthiness, counterparty credit worthiness, marketing plans, general economic conditions and new technology. All statements other than statements of historical facts included in this Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth under the heading “Risk Factors” and “Business Strategy” in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2010 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed in the Form 10-K and in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report.

Overview

The following is a discussion of the historical financial condition and results of our operations and should be read in conjunction with the description of our business in Item 1. “Business” of the Form 10-K and the historical financial and operating data and notes thereto included elsewhere in this report.

Seasonality

The following matters should be considered in analyzing our financial results. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business has resulted on average in the last five years in the sale of approximately 30% of our volume of home heating oil and propane in the first fiscal quarter and 50% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. We generally realize net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

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

Weather Hedge Contract Warm Weather

Weather conditions have a significant impact on the demand for home heating oil and propane because our customers depend on this product principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have entered into a weather hedge contract with Renaissance Trading Ltd. Under the weather hedge contract we will receive a payment of $35,000 per heating degree-day, when the total number of heating degree-days in the period covered is less than 92.5% of the 10-year average. The hedge covers the period from November 1, 2010 through March 31, 2011 taken as a whole and has a maximum payout of $12.5 million.

Per Gallon Gross Profit Margins

We believe the change in home heating oil and propane margins should be evaluated on a cents per gallon basis, before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction.

A significant portion of our home heating oil and propane volume is sold to individual customers under an arrangement pre-establishing a ceiling sales price or fixed price for home heating oil and propane over a fixed period of time. When these price-protected customers agree to purchase home heating oil and propane from us for the next heating season, we purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these customers. The amount of home heating oil and propane volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable margins. In addition, should actual usage in any month be less than the hedged volume, our hedging losses could be greater.

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging topic, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this standard, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our derivative instruments as hedging instruments under this standard, and, as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience great volatility in earnings as outstanding home heating oil and propane derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative home heating oil and propane instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile, resulting in increased consumer price sensitivity to heating costs and increased gross customer attrition. Like any other market commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“Nymex”) price per gallon for fiscal 2011, 2010, 2009, and 2008 by quarter, is illustrated by the following chart:

Impact on Liquidity of Wholesale Product Cost Volatility

	Fiscal 2011		Fiscal 2010		Fiscal 2009		Fiscal 2008
Quarter Ended	Low	High	Low	High	Low	High	Low	High
December 31	$2.19	$2.54	$1.78	$2.12	$1.20	$2.85	$2.16	$2.71
March 31 (a)	2.49	2.75	1.89	2.20	1.13	1.63	2.42	3.15
June 30			1.87	2.35	1.31	1.86	2.88	3.97
September 30			1.92	2.24	1.50	1.96	2.72	4.11

(a)	to January 31, 2011

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

Income Taxes—Net Operating Loss Carry Forward

At December 31, 2006, we had Federal NOLs of $160.8 million and at December 31, 2010, we estimate that our Federal NOLs will be $9.1 million, excluding $7.3 million of NOLs acquired with Champion. Over this four year period, we utilized $37.9 million of Federal NOLs on average each year to offset our taxable income. We expect that over the next twelve months we will utilize substantially all of the remaining unlimited Federal NOLs. After we exhaust the Federal NOLs, the amount of cash taxes that we will pay will increase significantly and will reduce the annual amount of cash available for distribution to unitholders. For example, in calendar 2007, 2008, 2009 and 2010 we paid or expect to pay Federal cash taxes of $1.0 million, $0.6 million, $0.7 million and $0.8 million respectively. If we did not have the Federal NOLs available to us, our Federal cash taxes would have increased to $17.2 million, $11.1 million, $9.9 million and $14.7 million for calendar 2007, 2008, 2009 and 2010 respectively.

8.875% Senior Note Offering

In November 2010, we issued $125.0 million of Senior Notes due 2017. The notes will accrue interest at a rate of 8.875% and were priced at 99.350% for total gross proceeds of $124.2 million. A portion of the proceeds were used to redeem all of the remaining $82.5 million in face value of 10.25% Senior Notes due 2013, with the remainder available for general partnership purposes.

On January 12, 2011, an exchange offer of the Partnership’s currently outstanding $125.0 million private 8.875% Senior Notes due 2017 for substantially identical public notes registered with the Securities and Exchange Commission was issued. Unless extended, the exchange offer expires on February 16, 2011.

Income Taxes—Book Versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that our subsidiaries will pay. The amount of depreciation and amortization that we deduct for book (i.e. financial reporting) purposes will differ from the amount that our subsidiaries can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that our subsidiaries expect to deduct for tax purposes. Our subsidiaries file their tax returns based on a calendar year. The amounts below are based on our fiscal year.

Estimated Depreciation and Amortization Expense

Fiscal Year	Book	Tax
2011	$20,314	$31,215
2012	14,294	27,935
2013	11,083	24,536
2014	9,644	21,071
2015	8,749	18,258

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

To reduce these administrative expenses and to better rationalize our tax reporting structure we are considering making an election sometime in the future to be treated as a corporation for Federal and State income tax purposes. While we would still remain a publicly traded partnership for legal and governance purposes, for income tax purposes our unitholders would be treated as owning stock in a corporation rather than being partners in a partnership. Subsequent to the year of election unitholders would receive Forms 1099-DIV annually for any dividends and would no longer receive Form K-1. In the year of election unitholders would receive both, each form covering part of the year.

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

•

our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products business, without regard to financing methods and capital structure; and

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

Acquisitions

During fiscal 2011, the Partnership has thus far completed one acquisition and added approximately 1,500 home heating oil and propane accounts. From April 1 to September 30, 2010 (after the fiscal 2010 heating season), the Partnership completed five acquisitions and added approximately 56,100 home heating oil, propane and security accounts. While these acquisitions provided additional revenues in fiscal 2010, the Partnership’s profitability measures such as operating income and net income were adversely impacted as product costs and operating expenses from these acquisitions exceeded revenues, which is normal for this non-heating period. We expect that the fiscal 2010 and 2011 acquisitions should positively impact our profitability measures in fiscal 2011 when compared to fiscal 2010.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil and propane customers. (Starting October 1, 2010, we have included propane customers as several of our recent acquisitions included propane.) Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers purchased through acquisitions are not included in the calculation of gross customer gains. Marketing activity for our acquisitions from the date that the acquisitions took place is included in the results below. Gross customer losses are the result of a number of factors, including price competition, move-outs, service issues, credit losses and conversion to natural gas. When a customer moves out of an existing home, we count the “move out” as a loss and, if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Gross Customer Gains, Gross Customer Losses and Net Customer Attrition:

Three Months Ended December 31,
2010			2009 (a)			2008 (a)
Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
Gains	Losses		Gains	Losses		Gains	Losses
21,900	24,100	(2,200)	19,000	21,600	(2,600)	26,300	31,800	(5,500)

Gross Customer Gains, Gross Customer Losses and Net Customer Attrition as a Percentage of the Customer Base:

Three Months Ended December 31,
2010			2009 (a)			2008 (a)
Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
Gains	Losses		Gains	Losses		Gains	Losses
5.3%	5.8%	(0.5%)	5.1%	5.8%	(0.7%)	6.5%	7.9%	(1.4%)

(a)	Prior to October 1, 2010, we measured only home heating oil net customer attrition.

During the first quarter of fiscal 2011, we lost 2,200 accounts (net), or 0.5% of our home heating oil and propane customer base, slightly less than our loss of 2,600 accounts (net), or 0.7% of our home heating oil customer base during the first quarter of fiscal 2010. Net of attrition the Partnership’s customer base increased by approximately 11.0% year-over-year due to acquisitions. For the three months ended December 31, 2010, gross gains and gross losses increased by 15.3% and 11.6%, respectively, versus the prior year period, due in part to the increase in size of the Partnership’s customer base.

Three Months Ended December 31, 2010

Compared to the Three Months Ended December 31, 2009

Volume

For the three months ended December 31, 2010, retail volume of home heating oil and propane increased by 16.7 million gallons, or 17.4%, to 112.7 million gallons, compared to 96.0 million gallons for the three months ended December 31, 2009. An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended December 31, 2009	96.0
Impact of colder temperatures	5.3
Acquisitions	13.2
Net customer attrition	(4.6)
Other	2.8

Change	16.7

Volume - Three months ended December 31, 2010	112.7

Temperatures in our geographic areas of operations for the three months ended December 31, 2010 were 5.4% colder than the three months ended December 31, 2009 and approximately 2.4% colder than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). From January 1, 2010 to December 31, 2010, net customer attrition was approximately 4.9%, and the above table reflects the lost volume related to this net attrition. Due to the significant increase in the price per gallon of the products that we sell over the last several years, we believe that customers are using less given similar temperatures when compared to prior periods.

The percentage of heating oil and propane volume sold to residential variable price customers increased to 44.7% for the three months ended December 31, 2010, compared to 41.6% for the three months ended December 31, 2009. The percentage of heating oil and propane volume sold to residential price-protected customers decreased to 42.6% for the three months ended December 31, 2010, compared to 44.2% for the three months ended December 31, 2009. For the three months ended December 31, 2010, sales to commercial/industrial customers decreased to 12.8% of total heating oil and propane volume sales, compared to 14.2% for the three months ended December 31, 2009. Generally, the shift to variable pricing was largely due to our customers’ reluctance to “lock in” or “cap” their prices, as home heating oil and propane prices for our price protected offerings were higher during the peak renewal season preceding fiscal 2011 than during the comparable renewal period preceding fiscal 2010.

Volume of other petroleum products for the three months ended December 31, 2010 increased by 2.3 million gallons, or 25.0%, to 11.5 million gallons, compared to 9.2 million gallons of other petroleum products sold during the three months ended December 31, 2009. The increase was largely due to the additional volume provided from acquisitions.

Product Sales

For the three months ended December 31, 2010, product sales increased $103.2 million, or 34.2%, to $405.0 million, compared to $301.8 million for the three months ended December 31, 2009, due to the previously described increases in sales volume and higher product selling prices in response to an increase in the wholesale product costs.

Installation and Service Sales

For the three months ended December 31, 2010, service and installation sales increased $7.5 million, or 15.9%, to $54.5 million, compared to $47.1 million for the three months ended December 31, 2009, largely due to the additional revenues from acquisitions of $6.1 million.

Cost of Product

For the three months ended December 31, 2010, cost of product increased $87.2 million, or 40.6%, to $301.7 million, compared to $214.5 million for the three months ended December 31, 2009, due to increases in volume sales of home heating oil and propane and other petroleum products sold and higher per gallon product costs.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil and propane margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended December 31, 2010 increased by $0.0079 per gallon, or 0.9%, to $0.8925 per gallon, from $0.8846 per gallon in the three months ended December 31, 2009. Our fiscal 2010 and fiscal 2011 acquisitions have a different per gallon gross profit margin profile and operating cost structure than our base business. Generally, the per gallon margins from our recent acquisitions have been lower than the base business. Excluding acquisitions, home heating oil and propane margins rose $0.0176 per gallon, or 2.0%. Product sales and cost of product include home heating oil and propane, and other petroleum products.

	Three Months Ended
	December 31, 2010		December 31, 2009
(in millions except per gallon amounts)	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil/Propane
Volume (in millions of gallons)	112,663		95,984

Sales	$373,798	$3.3178	$280,818	$2.9257
Cost	273,247	2.4253	195,915	2.0411

Gross Profit	$100,551	$0.8925	$84,903	$0.8846

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in millions of gallons)	11,531		9,223

Sales	$31,170	$2.7031	$20,947	$2.2712
Cost	28,425	2.4651	18,600	2.0166

Gross Profit	$2,745	$0.2381	$2,347	$0.2546

	Amount (000)		Amount (000)	Change
Total Product
Sales	$404,968		$301,765	$103,203
Cost	301,672		$214,515	87,157

Gross Profit	$103,296		$87,250	$16,046

For the three months ended December 31, 2010, total product gross profit increased by $16.0 million to $103.3 million, compared to $87.3 million for the three months ended December 31, 2009, due to the impact of higher home heating oil and propane volume ($15.6 million), higher home heating oil and propane margins ($0.9 million) and the additional gross profit from other petroleum products sold ($0.4 million).

(Increase) / Decrease in the Fair Value of Derivative Instruments

During the three months ended December 31, 2010, the increase in the fair value of derivative instruments resulted in the recording of a $13.9 million credit due to the expiration of certain hedged positions or their realization to cost of product (a $4.0 million credit) and an increase in the market value for unexpired hedges (a $9.9 million credit).

During the three months ended December 31, 2009, the increase in the fair value of derivative instruments resulted in the recording of a $3.4 million credit due to the expiration of certain hedged positions or their realization to cost of product (a $3.5 million credit) and a decrease in the market value for unexpired hedges (a $0.1 million charge).

Cost of Installations and Service

During the three months ended December 31, 2010, cost of installations and service increased $6.9 million, or 15.2%, to $52.6 million, compared to $45.7 million for the three months ended December 31, 2009, due primarily to an estimated $5.2 million of additional costs associated with acquisitions. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many overhead functions and direct expenses such as service technician time cannot be precisely allocated.

Installation costs increased by $3.1 million to $18.5 million, or 82.8% of installation sales, during the three months ended December 31, 2010, versus $15.4 million, or 83.6% of installation sales during the three months ended December 31, 2009. The increase in installation costs was largely due to acquisitions ($2.3 million) and higher heating equipment sales in the base business. Service expenses increased by $3.8 million to $34.1 million, or 106.0% of service sales, during the three months ended December 31, 2010, from $30.3 million in the three months ended December 31, 2009, or 105.7% of sales. The increase in service costs was largely due to acquisitions ($2.9 million) and additional costs associated with 5.4% colder temperatures. For the three months ended December 31, 2010, a net gross profit from service and installation of $1.9 million was generated, compared to a net gross profit of $1.4 million for the three months ended December 31, 2009.

Delivery and Branch Expenses

For the three months ended December 31, 2010, delivery and branch expenses increased $9.2 million, or 16.1%, to $66.0 million, compared to $56.8 million for the three months ended December 31, 2009. Acquisitions added $7.4 million in delivery and branch expenses, while in the base business, delivery and branch expenses increased by $1.8 million largely due to higher delivery expenses associated with the increase in volume and a major snow storm experienced in December 2010.

Depreciation and Amortization

For the three months ended December 31, 2010, depreciation and amortization expenses increased by $1.1 million, or 29.5%, to $4.6 million, compared to $3.5 million for the three months ended December 31, 2009.

Amortization expense was higher by $0.7 million as the additional amortization expense from fiscal 2010 and 2011 acquisitions of $1.0 million was reduced by a decline in amortization expense attributable to fiscal 2003 acquisitions with a 7 year life that became fully amortized in fiscal 2010.

General and Administrative Expenses

For the three months ended December 31, 2010, general and administrative expenses were $4.9 million, slightly less when compared to $5.1 million for the three months ended December 31, 2009.

Operating Income

For the three months ended December 31, 2010, operating income increased $17.1 million to $43.7 million, compared to $26.6 million for the three months ended December 31, 2009, as an increase in gross profit of $16.0 million and a favorable change in the fair value of derivative instruments of $10.5 million was reduced by higher delivery and branch expenses of $9.2 million.

Interest Expense

For the three months ended December 31, 2010, interest expense decreased slightly to $4.2 million compared to $4.3 million for the three months ended December 31, 2009.

Interest Income

For the three months ended December 31, 2010, interest income increased $0.1 million, or 35.2%, to $0.5 million, compared to $0.4 million for the three months ended December 31, 2009.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2010, amortization of debt issuance costs was unchanged at $0.7 million when compared to the three months ended December 31, 2009.

Loss on Debt Repurchase

During the first quarter of fiscal 2011, the Partnership repurchased $82.5 million face value of its 10.25% Senior Notes due February 2013 at an average price of $101.7 per $100 of principal plus accrued interest. The Partnership recorded a loss of $1.7 million for this transaction.

Income Tax Expense

For the three months ended December 31, 2010 income tax expense increased $6.9 million, to $17.0 million, from $10.1 million for the three months ended December 31, 2009. The increase in income tax expense was mainly due to the higher level of pretax income of $15.5 million.

Net Income

For the three months ended December 31, 2010, the Partnership generated net income of $20.6 million, compared to $12.0 million for the three months ended December 31, 2009, as the $17.1 million of increased operating income was offset by the $1.7 million loss on redemption of debt and increased income tax expense of $6.9 million.

Adjusted EBITDA

For the three months ended December 31, 2010, Adjusted EBITDA increased by $7.6 million, or 28.3%, to $34.3 million as the impact of colder temperatures of 5.4% and the $4.9 million of Adjusted EBITDA provided by fiscal 2010 and 2011 acquisitions was reduced by net customer attrition in the base business.

	Three Months Ended December 31,
(in thousands)	2010	2009
Net income	$20,558	$12,005
Plus:
Income tax expense	17,011	10,077
Amortization of debt issuance cost	694	656
Interest expense, net	3,688	3,876
Depreciation and amortization	4,577	3,535

EBITDA from continuing operations (a)	46,528	30,149

(Increase) / decrease in the fair value of derivative instruments	(13,906)	(3,392)
Loss on redemption of debt	1,700	—

Adjusted EBITDA (a)	34,322	26,757

Add / (subtract)
Income tax expense	(17,011)	(10,077)
Interest expense, net	(3,688)	(3,876)
Provision for losses on accounts receivable	2,648	2,148
Increase in accounts receivables	(115,161)	(76,952)
Increase in inventories	(10,324)	(9,387)
Decrease in customer credit balances	(23,134)	(21,790)
Change in deferred taxes	14,980	9,482
Change in other operating assets and liabilities	28,658	10,708

Net cash used in operating activities	$(88,710)	$(72,987)

Net cash used in investing activities	$(3,182)	$(1,555)

Net cash provided by financing activities	$44,634	$21,947

(a)	EBITDA (Earnings from continuing operations before net interest expense, income taxes, depreciation and amortization) and Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;

•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•

our operating performance and return on invested capital compared to those of other companies in the retail distribution of refined petroleum products business, without regard to financing methods and capital structure; and

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

Operating Activities

Due to the seasonal nature of the home heating oil and propane business, cash is generally used in operations during the winter (our first and second fiscal quarters) as customers receive deliveries and pay for products purchased within our payment terms, and cash is generally provided by operating activities during the spring and summer (our third and fourth quarters) when customer payments exceed deliveries. For the three months ended December 31, 2010, cash used in operating activities increased by $15.7 million to $88.7 million, compared to $73.0 million of cash used in operating activities during the three months ended December 31, 2009, as a favorable change in cash generated from operations of $6.8 million, lower cash needs to fund trade payables of $7.5 million, and the favorable timing of certain cash payments totaling $8.2 million was reduced by an increase in cash needs to fund accounts receivable of $38.2 million. The increase in accounts receivable can be attributed to colder temperatures of 5.4%, an increase in wholesale product costs and an overall increase in our home heating oil and propane customer base of approximately 11.0%. Days sales outstanding as December 31, 2010 were 37.7 days compared to 36.2 days at December 31, 2009 and 35.2 days at December 2008. The increase in trade payables is primarily due to the increase in our trade credit to $65.6 million.

Investing Activities

During the three months ended December 31, 2010, we spent $1.6 million for fixed assets as we invested in computer hardware and software ($0.5 million), refurbished certain physical plants ($0.3 million) and made additions to our fleet and other equipment ($0.8 million). We also completed one acquisition for $1.6 million.

During the three months ended December 31, 2009, our capital expenditures totaled $1.6 million, as we invested in computer hardware and software ($0.6 million), refurbished certain physical plants ($0.1 million) and made additions to our fleet and other equipment ($0.9 million).

Financing Activities

During the three months ended December 31, 2010, we sold $125.0 million 8.875% Senior Notes due 2017 at a price of 99.35%. A portion of the net proceeds were used on December 20, 2010, to repurchase $82.5 million 10.25% Senior Notes due February 2013. After paying expenses of $3.5 million and a call premium of $1.4 million, our cash balance increased by $36.8 million, which can be utilized for general partnership purposes. Also during the first quarter of fiscal 2011, we paid distributions of $4.9 million and we borrowed $13.1 million under our revolving credit facility.

During the three months ended December 31, 2009, we repurchased 4.3 million common units for $16.9 million in connection with our unit repurchase plan program and paid distributions to our unit holders of $5.1 million.

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other economic and geo-political factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at December 31, 2010, or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility.

Our asset based revolving credit facility provides us with the ability to borrow up to $240 million ($290 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. We can increase the facility size by $50 million without the consent of the bank group. However, the bank group is not obligated to fund the $50 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the revolving credit facility are secured by liens on substantially all of our assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of December 31, 2010, $42.7 million in letters of credit were outstanding, of which $42.4 million are for current and future insurance reserves and bonds and $0.3 million are for seasonal inventory purchases and other working capital purposes. Working capital borrowing outstanding as of December 31, 2010 were $13.1 million.

Under the terms of the credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1x. As of December 31, 2010, availability, as defined in the amended and restated credit agreement, was $155.1 million and we were in compliance with the fixed charge coverage ratio. The fixed charge coverage ratio is calculated based upon Adjusted EBITDA. In the event that we are not able to comply with these covenants it could have a material adverse effect on our liquidity and results of operations.

The scheduled interest payment on our 8.875% Senior Notes for the remainder of fiscal 2011 is $6.0 million, and maintenance capital expenditures for fixed assets are estimated to be approximately $5.0 to $7.0 million, excluding the capital requirements for leased fleet. Based on the funding levels required by the Pension Protection Act of 2006, and certain actuarial assumptions, we estimate that the Partnership will make cash contributions to fund its frozen defined benefit pension obligations of approximately $2.6 million for the balance of fiscal 2011. We anticipate paying distributions of approximately $15.7 million for the remainder of fiscal 2011. In addition, we will continue to seek strategic acquisitions.

Partnership Distribution Provisions

We are required to make distributions in an amount equal to our Available Cash, as defined in our Partnership Agreement, no more than 45 days after the end of each fiscal quarter, to holders of record on the applicable record dates. Available Cash, as defined in our Partnership Agreement, generally means all cash on hand at the end of the relevant fiscal quarter less the amount of cash reserves established by the Board of Directors of our general partner in its reasonable discretion for future cash requirements. These reserves are established for the proper conduct of our business, including acquisitions, the payment of debt principal and interest and for distributions during the next four quarters and to comply with applicable laws and the terms of any debt agreements or other agreements to which we are subject. Under the terms of our credit facility, we must have availability of at least $40 million and a fixed charge coverage ratio of 1.15x to pay the minimum quarterly distribution of $0.0675. Any distribution in excess of the minimum quarterly distribution requires us to have a fixed charge coverage ratio of 1.25x. These tests restrict the amount of cash that we can use to pay distributions with respect to any fiscal quarter. The Board of Directors of our General Partner reviews the level of Available Cash each quarter based upon information provided by management.

On January 25, 2011, we declared a quarterly distribution of $0.0775 on all of our common units, payable on February 14, 2011 to holders of record on February 4, 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since September 30, 2010, and therefore, the table has not been included in this Form 10-Q.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At December 31, 2010, we had outstanding borrowings totaling $138.1 million (excluding discounts), of which approximately $13.1 million is subject to variable interest rates under our revolving credit facility. In the event that interest rates associated with this facility were to increase 100 basis points, the impact on future cash flows would be a decrease of $0.1 million.

We also use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at December 31, 2010, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $13.7 million to a fair market value of $31.5 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $(9.0) million to a fair market value of $8.8 million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2010 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting.

On May 10, 2010, the Company completed the acquisition of Champion Energy Corporation (CEC). The Company is in process of integrating CEC. The Company is analyzing, evaluating and, where necessary, is implementing changes in controls and procedures relating to the CEC business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there was no change in the Partnership’s internal control over financial reporting during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(c)	The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of December 31, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II OTHER INFORMATION

Item 1

Legal Proceedings

In the opinion of management, we are not a party to any litigation, which individually or in the aggregate could reasonably be expected to have a material adverse effect on our results of operations, financial position or liquidity.

Item 1A

Risk Factors

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows and set forth under Item 1A. “Risk Factors” in our Fiscal 2010 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

See Note 2. to the Consolidated Financial Statements for information concerning the Partnership’s repurchase of common units in the three months ended December 31, 2010.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/S/ RICHARD F. AMBURY	Executive Vice President, Chief	February 7, 2011
Richard F. Ambury	Financial Officer, Treasurer and Secretary
Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY	Vice President - Controller	February 7, 2011
Richard G. Oakley	Kestrel Heat LLC
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature	Title	Date

/S/ RICHARD F. AMBURY	Executive Vice President Chief	February 7, 2011
Richard F. Ambury	Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY	Vice President - Controller	February 7, 2011
Richard G. Oakley	(Principal Accounting Officer)