Form 10-Q
period 2011-03-31
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2011-05-04
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At April 30, 2011, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	67,077,553
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,820	$61,062
Receivables, net of allowance of $11,177 and $5,443, respectively	275,699	70,443
Inventories	39,216	66,734
Fair asset value of derivative instruments	26,264	7,158
Current deferred tax asset, net	3,106	20,247
Prepaid expenses and other current assets	31,386	21,219

Total current assets	387,491	246,863

Property and equipment, net	44,493	44,712
Goodwill	198,845	199,052
Intangibles, net	53,821	58,894
Long-term deferred tax asset, net	5,261	26,551
Deferred charges and other assets, net	8,641	6,436

Total assets	$698,552	$582,508

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$22,725	$16,626
Revolving credit facility borrowings	31,593	—
Fair liability value of derivative instruments	—	1,586
Accrued expenses and other current liabilities	96,660	68,854
Unearned service contract revenue	44,308	40,110
Customer credit balances	16,633	68,762

Total current liabilities	211,919	195,938

Long-term debt	124,219	82,770
Other long-term liabilities	22,618	23,889

Partners’ capital
Common unitholders	365,934	307,092
General partner	525	290
Accumulated other comprehensive loss, net of taxes	(26,663)	(27,471)

Total partners’ capital	339,796	279,911

Total liabilities and partners’ capital	$698,552	$582,508

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per unit data - unaudited)	2011	2010	2011	2010
Sales:
Product	$686,452	$510,713	$1,091,420	$812,478
Installations and service	45,413	41,019	99,946	88,073

Total sales	731,865	551,732	1,191,366	900,551
Cost and expenses:
Cost of product	519,154	361,713	820,826	576,228
Cost of installations and service	46,075	42,517	98,697	88,189
(Increase) decrease in the fair value of derivative instruments	(13,261)	(4,702)	(27,167)	(8,094)
Delivery and branch expenses	81,975	67,872	147,936	124,694
Depreciation and amortization expenses	4,699	3,561	9,276	7,096
General and administrative expenses	5,264	5,646	10,188	10,699

Operating income	87,959	75,125	131,610	101,739
Interest expense	(4,319)	(3,885)	(8,539)	(8,155)
Interest income	1,241	935	1,773	1,329
Amortization of debt issuance costs	(732)	(672)	(1,426)	(1,328)
Loss on redemption of debt	—	(1,132)	(1,700)	(1,132)

Income before income taxes	84,149	70,371	121,718	92,453
Income tax expense	35,468	29,836	52,479	39,913

Net income	$48,681	$40,535	$69,239	$52,540

General Partner’s interest in net income	236	187	335	241

Limited Partners’ interest in net income	$48,445	$40,348	$68,904	$52,299

Basic and Diluted income per Limited Partner Unit (1)	$0.61	$0.48	$0.86	$0.62

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	67,078	70,302	67,078	71,494

(1)	See Note 3 Summary of Significant Accounting Policies - Net Income (Loss) per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units		Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
(in thousands)	Common	General Partner
Balance as of September 30, 2010	67,078	326	$307,092	$290	$(27,471)	$279,911

Comprehensive income (unaudited):
Net income	—	—	68,904	335	—	69,239
Unrealized gain on pension plan obligation	—	—	—	—	1,382	1,382
Tax effect of unrealized gain on pension plan	—	—	—	—	(574)	(574)

Total comprehensive income	—	—	68,904	335	808	70,047
Distributions	—	—	(10,062)	(100)	—	(10,162)

Balance as of March 31, 2011 (unaudited)	67,078	326	$365,934	$525	$(26,663)	$339,796

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(in thousands - unaudited)	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$69,239	$52,540

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(27,167)	(8,094)
Depreciation and amortization	10,702	8,424
Loss on redemption of debt	1,700	1,132
Provision for losses on accounts receivable	7,873	5,482
Change in deferred taxes	37,858	35,788
Changes in operating assets and liabilities:
Increase in receivables	(213,123)	(135,290)
Decrease in inventories	27,835	2,436
(Increase) decrease in other assets	(3,431)	7,105
Increase in accounts payable	6,099	33
Decrease in customer credit balances	(52,242)	(53,098)
Increase in other current and long-term liabilities	31,965	7,494

Net cash used in operating activities	(102,692)	(76,048)

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,721)	(2,664)
Proceeds from sales of fixed assets	68	155
Acquisitions	(1,791)	—
Earnout	—	(123)

Net cash used in investing activities	(4,444)	(2,632)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	88,416	36,754
Revolving credit facility repayments	(56,823)	(17,660)
Repayment of debt	(82,499)	(50,854)
Proceeds from the issuance of debt	124,188	—
Debt extinguishment costs	(1,409)	—
Distributions	(10,162)	(10,246)
Unit repurchase	—	(20,771)
Deferred charges	(3,817)	(130)

Net cash provided by (used in) financing activities	57,894	(62,907)

Net decrease in cash and cash equivalents	(49,242)	(141,587)

Cash and cash equivalents at beginning of period	61,062	195,160

Cash and cash equivalents at end of period	$11,820	$53,573

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at March 31, 2011, had outstanding 67.1 million common units (NYSE: “SGU”) representing 99.5% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.5% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at March 31, 2011 served approximately 408,000 full-service residential and commercial home heating oil and propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 40,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

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

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (a)	Maximum Number of Units that May Yet Be Purchased Under the Plan II Program
Plan II - Number of units authorized			7,000

Plan II - Fiscal year 2010 total	1,197	$4.44	5,803

Plan II - First quarter fiscal year 2011 total	—	$—	5,803

Plan II - Second quarter fiscal year 2011 total	—	$—	5,803

(a)	Amounts include repurchase costs.

3) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the three and six month period ended March 31, 2011 and March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

The following presents the net income allocation and per unit data using this method for the periods presented:

Basic and Diluted Earnings Per Limited Partner: (in thousands, except per unit data)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income	$48,681	$40,535	$69,239	$52,540
Less General Partners’ interest in net income	236	187	335	241

Net income available to limited partners	48,445	40,348	68,904	52,299
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	7,308	6,594	11,320	7,929

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$41,137	$33,754	$57,584	$44,370

Per unit data:
Basic and diluted net income available to limited partners	$0.72	$0.57	$1.03	$0.73
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	0.11	0.09	0.17	0.11

Limited Partner’s interest in net income under FASB ASC 260-10-45-60	$0.61	$0.48	$0.86	$0.62

Weighted average number of Limited Partner units outstanding	67,078	70,302	67,078	71,494

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

(in thousands)	March 31, 2011	September 30, 2010
Heating oil and other fuels	$23,828	$51,678
Fuel oil parts and equipment	15,388	15,056

	$39,216	$66,734

Derivatives and Hedging – Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, as of March 31, 2011, the Partnership had 0.7 million gallons of physical inventory and had 3.4 million gallons of swap contracts to buy heating oil; 8.3 million gallons of call options; 2.9 million gallons of put options and 36.1 million net gallons of synthetic calls. To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of March 31, 2011 had 29.4 million gallons of future contracts to buy heating oil; 33.6 million gallons of future contracts to sell heating oil; and 3.2 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of March 31, 2011, had 0.6 million gallons of swap contracts to buy gasoline; and 0.4 million gallons of swap contracts and 0.5 million gallons of synthetic calls to buy diesel.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, as of March 31, 2010, the Partnership had 0.6 million gallons of swap contracts to buy heating oil; 43.0 million gallons of call options; 0.2 million gallons of put options and 9.2 million net gallons of synthetic calls. To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of March 31, 2010 had 23.0 million gallons of future contracts to buy heating oil; 33.6 million gallons of future contracts to sell heating oil; and 11.3 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of March 31, 2010, had 0.6 million gallons of swap contracts to buy gasoline and 1.2 million gallons of swap contracts to buy diesel.

The Partnership’s derivative instruments are with the following counterparties: JPMorgan Chase Bank, N.A., Societe Generale, Cargill, Inc., Key Bank N.A., Bank of America, N.A., Newedge USA, LLC, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and maintains master netting arrangements with its counterparties to help manage the risks, and records its derivative positions on a net basis. Based on our assessment, the Partnership considers counterparty credit risk to be low. At March 31, 2011, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.1 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of March 31, 2011, $0.1 million of hedging losses was secured under the credit facility.

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

(In thousands)

			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Asset Derivatives at March 31, 2011
Commodity contracts	Fair asset and fair liability value of derivative instruments	$40,341	$13,281	$27,060	$—
Commodity contracts	Long-term derivative assets netted with long-term derivative liabilities, included in other long-term liabilities	64	39	25

Commodity contract assets at March 31, 2011		$40,405	$13,320	$27,085	$—

Liability Derivatives at March 31, 2011
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(14,077)	$(13,322)	$(755)	$—
Commodity contracts	Long-term derivative liabilities included in other long-term liabilities	(220)	(209)	(11)	—

Commodity contract liabilities at March 31, 2011		$(14,297)	$(13,531)	$(766)	$—

Asset Derivatives at September 30, 2010
Commodity contracts	Fair asset and fair liability value of derivative instruments	$11,991	$29	$11,962	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	43		43

Commodity contract assets at September 30, 2010		$12,034	$29	$12,005	$—

Liability Derivatives at September 30, 2010
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(6,419)	$(101)	$(6,318)	$—

Commodity contract liabilities at September 30, 2010		$(6,419)	$(101)	$(6,318)	$—

(In thousands)

The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010
Commodity contracts	Cost of product (a)	$(5,870)	$11,618	$4,205	$21,877
Commodity contracts	Cost of installations and service (a)	$(321)	$(297)	$(414)	$(518)
Commodity contracts	Delivery and branch expenses (a)	$(380)	$(195)	$(483)	$(355)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$(13,261)	$(4,702)	$(27,167)	$(8,094)

(a)	Represents realized closed positions and includes the cost of options as they expire.

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

(in thousands)	March 31, 2011	September 30, 2010
Property and equipment	$149,498	$146,494
Less: accumulated depreciation	105,005	101,782

Property and equipment, net	$44,493	$44,712

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

Partners’ Capital

Comprehensive income includes net income, plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized gains/losses on pension plan obligations and the tax affect. For the three months ended March 31, 2011, comprehensive income was $49.1 million, comprised of net income of $48.7 million, an unrealized gain on pension plan obligation of $0.7 million and the tax effect of $0.3 million. For the three months ended March 31, 2010, comprehensive income was $40.9 million, comprised of net income of $40.5 million, an unrealized gain on pension plan obligation of $0.6 million and the tax affect of $0.2 million.

For the six months ended March 31, 2011, comprehensive income was $70.0 million, comprised of net income of $69.2 million, an unrealized gain on pension plan obligation of $1.4 million and the tax effect of $0.6 million. For the six months ended March 31, 2010, comprehensive income was $53.3 million, comprised of net income of $52.6 million, an unrealized gain on pension plan obligation of $1.2 million and the tax affect of $0.5 million.

Income Taxes

The Partnership is a master limited partnership and is not subject to tax at the entity level for Federal and state income tax purposes. Rather, income and losses of the Partnership are allocated directly to the individual partners. While the Partnership will generate non-qualifying Master Limited Partnership revenue in its corporate subsidiaries, distributions from the corporate subsidiaries to the Partnership are generally included in the determination of qualified Master Limited Partnership income. All or a portion of the distributions received by the Partnership from the corporate subsidiaries could be taxable as a dividend or capital gain to the partners.

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

The current and deferred income tax expenses for the three and six months ended March 31, 2011, and 2010 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2011	2010	2011	2010
Income before income taxes	$84,149	$70,371	$121,718	$92,453
Current tax expense	$12,590	$3,277	$14,621	$4,126
Deferred tax expense	22,878	26,559	37,858	35,787

Total tax expense	$35,468	$29,836	$52,479	$39,913

As of the calendar tax year ended December 31, 2010, Star Acquisitions, a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOL”) of approximately $16.4 million of which $7.3 million is related to the acquisition of Champion Energy Corporation. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations on the amount that can be used.

FASB ASC 740-10-05-6 Income Taxes topic, Uncertain Tax Position subtopic (SFAS No. 109 and FIN 48), provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return.

At March 31, 2011, we had unrecognized income tax benefits totaling $2.4 million including related accrued interest and penalties of $0.3 million. These unrecognized tax benefits are primarily the result of Federal tax uncertainties. If recognized, these tax benefits and related interest and penalties would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will decrease by $0.01 million during the next 12 months ending March 31, 2012. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

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

4) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2010	$199,052
Fiscal year 2011 activity	(207	) (a)

Balance as of March 31, 2011	$198,845

(a) As provided for by FASB ASC 805 Accounting for Business Combinations and Noncontrolling Interests, the Partnership refined the fleet valuation of its May 10, 2010 Champion acquisition within the measurement period, resulting in a reduction of the goodwill acquired from $16,110 to $15,900. The balance of the change in goodwill reflects the business acquisition activity as of March 31, 2011.

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

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	March 31, 2011			September 30, 2010
(in thousands)	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$252,778	$198,957	$53,821	$252,385	$193,491	$58,894

Amortization expense for intangible assets was $5.5 million for the six months ended March 31, 2011 compared to $4.1 million for the six months ended March 31, 2010. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2011 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Book Amortization Expense
2011	$10,264
2012	$5,914
2013	$5,912
2014	$5,837
2015	$5,701

5) Business Combinations

On December 16, 2010 the Partnership acquired a heating oil and propane dealer for $1.6 million in cash, and on February 9, 2011 the Partnership acquired a heating oil dealer for $0.2 million in cash. The operating results of these two acquisitions have been included in the Partnership’s consolidated financial statements since the date of acquisition, and are not material to the Partnership’s financial condition, results of operations, or cash flows. Preliminary fair values of the assets acquired and liabilities assumed comprised primarily of intangibles, certain working capital items, and are reflected in the Consolidated Balance Sheet as of March 31, 2011.

6) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	At March 31, 2011		At September 30, 2010
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
8.875% Senior Notes (b)	$124,219	$128,750	$—	$—
10.25% Senior Notes (c)	—	—	82,770	83,908
Revolving Credit Facility Borrowings (d)	31,593	31,593	—	—

Total debt	$155,812	$160,343	$82,770	$83,908

Total long-term portion of debt	$124,219	$128,750	$82,770	$83,908

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on relevant market information, open market quotations and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the estimates.
(b)	The Partnership issued $125.0 million (excluding discount) 8.875% Senior Notes in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Private Notes”). In February 2011, the Partnership concluded an exchange of all the Private Notes for substantially identical public notes registered with the Securities and Exchange Commission (the “Exchange Notes”). These notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes included above was $0.8 million at March 31, 2011. Under the terms of the indenture, these notes permit restricted payments of $22 million, permit the Partnership to incur debt up to $100 million for acquisitions without passing certain financial tests, and restrict the proceeds of asset sales from being invested in current assets for purposes of the “asset sale” covenant.
(c)	In December 2010, the Partnership redeemed its 10.25% Senior Notes due February 2013, at a price equal to 101.708% of face value plus any accrued and unpaid interest. The Partnership reported a $1.7 million loss on this redemption.

(d)	In July 2009, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of nine banks. This amended facility, that extends to July 2012, provides the Partnership with the ability to borrow up to $240 million ($290 million during the heating season from November to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit which reduce availability under this facility. The Partnership can increase the facility size by $50 million without the consent of the bank group. The bank group is not obligated to fund the $50 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. The interest rate is LIBOR plus (i) 3.50% (if availability, as defined in the revolving credit facility agreement is greater than or equal to $150 million), or (ii) 3.75% (if availability is greater than $75 million but less than $150 million), or (iii) 4.00% (if availability is less than or equal to $75 million). The commitment fee on the unused portion of the facility is 0.75% per annum.

In January 2010, the Partnership entered into a first amendment to the amended and restated asset based revolving credit facility agreement that updated the consolidated fixed charges defined term.

At March 31, 2011, $31.6 million was outstanding under the revolving credit facility and $46.7 million of letters of credit were issued. No amount was outstanding under the revolving credit facility at September 30, 2010, and $42.3 million of letters of credit were issued.

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

As of March 31, 2011, availability was $181.5 million, and the Partnership was in compliance with the fixed charge coverage ratio. As of September 30, 2010, availability was $104.8 million, and the Partnership was in compliance with the fixed charge coverage ratio.

7) Employee Pension Plan

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	748	812	1,496	1,623
Expected return on plan assets	(879)	(667)	(1,758)	(1,332)
Net amortization	691	616	1,382	1,232

Net periodic benefit cost	$560	$761	$1,120	$1,523

For the six months ended March 31, 2011, the Partnership contributed $1.2 million and expects to make an additional $2.1 million contribution in fiscal 2011 to fund its pension obligation.

8) Supplemental Disclosure of Cash Flow Information

	Six Months Ended March 31,
(in thousands)	2011	2010
Cash paid during the period for:
Income taxes, net	$2,263	$641
Interest	$5,130	$8,697
Debt redemption premium	$1,409	$854
Non-cash financing activities:
Increase (decrease) in interest expense—amortization of net debt premium 10.25% and debt discount 8.875%	$9	$(74)
Decrease in net debt premium attributable to redemption of debt	$247	$203

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

10) Subsequent Events

Quarterly Distribution Declared

On April 14, 2011, the Partnership declared a quarterly distribution of $0.0775 per common unit, payable on May 13, 2011, to holders of record on May 5, 2011.

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

Overview

The following is a discussion of the historical financial condition and results of our operations and should be read in conjunction with the description of our business in Item 1. “Business” of the Form 10K and the historical financial and operating data and notes thereto included elsewhere in this report.

Seasonality

The following matters should be considered in analyzing our financial results. Our fiscal year ends on September 30. All references to quarters and years respectively in this document are to fiscal quarters and years unless otherwise noted. The seasonal nature of our business has resulted on average during the last five years in the sale of approximately 30% of our volume of home heating oil and propane in the first fiscal quarter and 50% of our volume in the second fiscal quarter of each fiscal year, the peak heating season. We generally realize net income in both of these quarters and net losses during the quarters ending June and September. In addition, sales volume typically fluctuates from year to year in response to variations in weather, wholesale energy prices and other factors.

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

Impact on Operating Results of Increasing Wholesale Product Costs

During the heating season of fiscal 2011 wholesale product costs continued to escalate, which limited Star’s ability to maintain/expand margins for variable and ceiling priced customers. Conversely, during certain peak months of the heating seasons for fiscal 2010 and 2009, wholesale product costs declined, which contributed to the Partnership’s ability to expand its per gallon margins during these periods, as wholesale prices decreased more rapidly than our retail prices. For example, over 90% of our ceiling customer reached their maximum contract price during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 when 70% of our ceiling customers reached their maximum contract price. During the three months ended March 31, 2009, less than 1% of our ceiling customers reached their maximum contract price. If wholesale product costs continue to escalate, the Partnership’s ability to maintain and/or expand per gallon margins could be greatly diminished and profitability measures would be adversely impacted. As retail prices continue to rise, gross customer losses could increase and Star’s ability to attract new customers might decrease, which could result in an increase in net customer attrition. The recent increase in the cost of home heating oil and petroleum products in general has also resulted in an increase in certain operating expenses that are directly tied to the underlying cost of product such as bad debt expense, credit card processing costs, vehicle fuels and other transportation expenses. In addition, interest expense may rise further as the Partnership is required to finance a higher level of accounts receivable and inventory.

Home Heating Oil Price Volatility

In recent years, the wholesale price of home heating oil has been extremely volatile, resulting in increased consumer price sensitivity to heating costs and increased gross customer attrition. As a commodity, the price of home heating oil is generally impacted by many factors, including economic and geopolitical forces. The price of home heating oil is closely linked to the price refiners pay for crude oil, which is the principal cost component of home heating oil. The volatility in the wholesale cost of home heating oil, as measured by the New York Mercantile Exchange (“Nymex”) price per gallon for fiscal 2011, 2010, 2009, and 2008 by quarter, is illustrated by the following chart:

	Fiscal 2011		Fiscal 2010		Fiscal 2009		Fiscal 2008
Quarter Ended	Low	High	Low	High	Low	High	Low	High
December 31	$2.19	$2.54	$1.78	$2.12	$1.20	$2.85	$2.16	$2.71
March 31	2.49	3.09	1.89	2.20	1.13	1.63	2.42	3.15
June 30 (a)	3.13	3.32	1.87	2.35	1.31	1.86	2.88	3.97
September 30			1.92	2.24	1.50	1.96	2.72	4.11

(a) to April 30, 2011

Impact on Liquidity of Wholesale Product Cost Volatility

The wholesale price of home heating oil has been extremely volatile over the last several years. Our liquidity is adversely impacted in times of increasing heating oil prices, as we must use cash to fund our hedging requirements and a portion of the increased levels of accounts receivable and inventory. Our liquidity is also adversely impacted at times by sudden and sharp decreases in heating oil prices due to the increased margin requirements for futures contracts and collateral requirements for swaps that we use to manage market risks related to our fixed price customers and physical inventory that are not immediately offset by lower inventory and accounts receivable carrying costs.

Impact of Warm Weather on Operating Results; Weather Hedge Contract

Weather conditions have a significant impact on the demand for home heating oil and propane because our customers depend on these products principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather insurance and weather hedging contracts for a number of years. For the fiscal 2011 heating season, we entered into a weather hedge contract with Renaissance Trading Ltd. under which we were entitled to receive a payment of $35,000 per heating degree-day, when the total number of heating degree-days in the period covered was less than 92.5% of the 10-year average. The hedge covered the period from November 1, 2010 through March 31, 2011 taken as a whole and had a maximum payout of $12.5 million. The heating degree days during this period exceeded 92.5% of the 10 year average so no payments were due under this contract. The Partnership will evaluate purchasing a similar contract for fiscal 2012.

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

A significant portion of our home heating oil and propane volume is sold to individual customers under an arrangement pre-establishing a ceiling sales price or fixed price for home heating oil and propane over a fixed period of time. When these price-protected customers agree to purchase home heating oil and propane from us for the next heating season, we purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these customers. The amount of home heating oil and propane volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable costs. In addition, should actual usage in any month be less than the hedged volume, our hedging losses could be greater.

Derivatives

FASB ASC 815-10-05 Derivatives and Hedging topic, established accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. To the extent derivative instruments designated as cash flow hedges are effective, as defined under this standard, changes in fair value are recognized in other comprehensive income until the forecasted hedged item is recognized in earnings. We have elected not to designate our derivative instruments as hedging instruments under this standard, and, as a result, the changes in fair value of the derivative instruments are recognized in our statement of operations. Therefore, we experience great volatility in earnings as outstanding derivative instruments are marked to market and non-cash gains and losses are recorded prior to the sale of the commodity to the customer. The volatility in any given period related to unrealized non-cash gains or losses on derivative home heating oil and propane instruments can be significant to our overall results. However, we ultimately expect those gains and losses to be offset by the cost of product when purchased.

Income Taxes—Net Operating Loss Carry Forward

At December 31, 2006, we had Federal NOLs of $160.8 million and at December 31, 2010, we estimate that our Federal NOLs were $16.4 million, (including $7.3 million of NOLs that were acquired with the Champion acquisition) and most are subject to annual limitations on the amount that can be used. Over this four year period, we utilized $37.9 million of Federal NOLs on average each year to offset our taxable income. We expect that over the next twelve months we will utilize substantially all of the remaining unlimited Federal NOLs. After we exhaust the Federal NOLs, the amount of cash taxes that we will pay will increase significantly and will reduce the annual amount of cash available for distribution to unitholders. For example, in calendar 2007, 2008, 2009 and 2010 we paid or expect to pay Federal cash taxes of $1.0 million, $0.6 million, $0.7 million and $0.8 million respectively. If we did not have the Federal NOLs available to us, our Federal cash taxes would have increased to $17.2 million, $11.1 million, $9.9 million and $14.7 million for calendar 2007, 2008, 2009 and 2010 respectively.

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

Estimated Depreciation and Amortization Expense

Fiscal Year	Book	Tax
2011	$20,349	$31,532
2012	14,214	28,285
2013	11,151	24,899
2014	9,918	20,887
2015	9,027	17,895

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

Acquisitions

During the first six months of fiscal 2011, the Partnership completed two acquisitions and added approximately 1,900 home heating oil and propane accounts. During fiscal 2010, the Partnership completed five acquisitions and added approximately 56,100 home heating oil, propane and security accounts. While these later acquisitions provided additional revenues in fiscal 2010, the Partnership’s profitability measures such as operating income and net income were adversely impacted as the associated product costs and operating expenses exceeded revenues, reflecting the fact that acquisitions were all completed after the end of the fiscal 2010 heating season. We expect that the fiscal 2010 and 2011 acquisitions should positively impact our profitability measures in fiscal 2011 when compared to fiscal 2010.

Customer Attrition

We measure net customer attrition for our full service residential and commercial home heating oil and propane customers. (Starting October 1, 2010, we have included propane customers in this calculation as several of our recent acquisitions included propane operations.) Net customer attrition is the difference between gross customer losses and customers added through marketing efforts. Customers purchased through acquisitions are not counted as gross customer gains. However the impact of marketing activity on acquired operations from the date that the acquisitions took place is included in the results below. Gross customer losses are the result of a number of factors, including price competition, move-outs, service issues, credit losses and conversion to natural gas. When a customer moves out of an existing home, we count the “move out” as a loss and, if we are successful in signing up the new homeowner, the “move in” is treated as a gain.

Gross Customer Gains, Gross Customer Losses and Net Customer Attrition:

	Fiscal Year Ended
	2011			2010 (a)			2009 (a)
	Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	21,900	24,100	(2,200)	19,000	21,600	(2,600)	26,300	31,800	(5,500)
Second Quarter	11,700	17,100	(5,400)	11,000	14,200	(3,200)	11,700	24,100	(12,400)

	33,600	41,200	(7,600)	30,000	35,800	(5,800)	38,000	55,900	(17,900)

Gross Customer Gains, Gross Customer Losses and Net Customer Attrition as a Percentage of the Customer Base:

	Fiscal Year Ended
	2011			2010 (a)			2009 (a)
	Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	5.3%	5.8%	(0.5%)	5.1%	5.8%	(0.7%)	6.5%	7.9%	(1.4%)
Second Quarter	2.8%	4.1%	(1.3%)	3.0%	3.8%	(0.8%)	2.9%	6.0%	(3.1%)

	8.1%	9.9%	(1.8%)	8.1%	9.6%	(1.5%)	9.4%	13.9%	(4.5%)

(a)	Prior to October 1, 2010, we measured only home heating oil net customer attrition.

During the first six months of fiscal 2011, we lost 7,600 accounts (net), or 1.8% of our home heating oil and propane customer base, as compared to our loss of 5,800 accounts (net), or 1.5% of our home heating oil customer base during the first six months of fiscal 2010. The increase in the absolute number of gross customer losses of 5,400 accounts was largely due to losses associated with increases in the price of home heating oil.

Net of attrition, the Partnership’s beginning customer base for the above calculations increased by approximately 10.9% from the beginning of fiscal 2010 to the beginning of fiscal 2011 due to acquisitions and the inclusion of our propane accounts in the customer base. For the six months ended March 31, 2011, gross gains and gross losses increased by 12.0% and 15.1%, respectively, as compared to the prior year period, due in part to the 10.9% increase in size of the Partnership’s customer base.

During the six months ended March 31, 2011, we lost 0.7% of our accounts to natural gas which compares to losses to natural gas of 0.6% for the six months ended March 31, 2010. While this increase is modest, we believe that conversions to natural gas could increase as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis.

Price-Protected Customer Renewals

Approximately 72% of the Partnership’s price-protected customers have agreements with us that are subject to annual renewal in the period from April through November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Partnership’s near term profitability, liquidity and cash flow will be adversely impacted. As of April 29, 2011, the wholesale cost of home heating oil as measured by the NYMEX was $3.26 and approximately $0.97 higher than at April 30, 2010. Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year which may adversely impact the acceptance rate of these renewals.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended March 31, 2011

Compared to the Three Months Ended March 31, 2010

Volume

For the three months ended March 31, 2011, retail volume of home heating oil and propane increased by 21.2 million gallons, or 13.5%, to 178.9 million gallons, as compared to 157.7 million gallons for the three months ended March 31, 2010. An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Three months ended March 31, 2010	157.7
Acquisitions	22.1
Impact of colder temperatures	12.9
Net customer attrition	(8.4)
Lower Margin COD/BID and Commercial Volume	(1.3)
Conservation and Other	(4.1)

Change	21.2
Volume - Three months ended March 31, 2011	178.9

For those locations that the Partnership operated in both periods, which we sometimes refer to in this report as our “base business” (i.e., excluding acquisitions), temperatures in our geographic areas of operations for the three months ended March 31, 2011 were 8.7% colder than the three months ended March 31, 2010 and approximately 1.4% colder than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Between April 1, 2010 and March 31, 2011, net customer attrition was 5.4%, and the above table reflects the lost volume related to this net customer attrition. Due to the significant increase in the price per gallon of the products that we sell over the last several years, we believe that customers were using less oil given similar temperatures when compared to prior periods. We believe that this conservation trend will continue. In addition, the downturn in the economy has impacted demand for commercial end-users of home heating oil and other petroleum products.

Volume of other petroleum products for the three months ended March 31, 2011 increased by 3.2 million gallons, or 30.8%, to 13.8 million gallons, as compared to 10.5 million gallons of other petroleum products sold during the three months ended March 31, 2010. This increase was largely due to the additional volume provided from acquisitions.

The percentage of heating oil volume sold to residential variable price customers increased to 44.1% for the three months ended March 31, 2011, as compared to 42.6% for the three months ended March 31, 2010. The percentage of heating oil volume sold to residential price-protected customers decreased to 43.5% for the three months ended March 31, 2011, as compared to 44.2% for the three months ended March 31, 2010. For the three months ended March 31, 2011, sales to commercial/industrial customers decreased to 12.4% of total heating oil volume sales, as compared to 13.2% for the three months ended March 31, 2010. Generally, the shift to variable pricing was largely due to our customers’ reluctance to “lock in” or “cap” their prices, as home heating oil and propane prices for our price-protected offerings were higher during the peak renewal season preceding fiscal 2011 than during the comparable renewal period preceding fiscal 2010.

Product Sales

For the three months ended March 31, 2011, product sales increased $175.8 million, or 34.4%, to $686.5 million, as compared to $510.7 million for the three months ended March 31, 2010, due to the previously described increases in sales volume of 14.6% and higher product selling prices in response to an increase in wholesale product cost.

Installation and Service Sales

For the three months ended March 31, 2011, service and installation sales increased $4.4 million, or 10.7%, to $45.4 million, as compared to $41.0 million for the three months ended March 31, 2010, largely due to additional revenue from acquisitions of $5.0 million. For our base business, installation revenue declined by $0.8 million, or 5.8% , largely due to the decline in the customer base. We believe that the recent expiration of certain federal income tax incentives for consumers will adversely impact our installation sales over the remainder of fiscal 2011.

Cost of Product

For the three months ended March 31, 2011, cost of product increased $157.5 million, or 43.5%, to $519.2 million, as compared to $361.7 million for the three months ended March 31, 2010, due to increases in volume sales of 14.6% and higher per gallon product costs of 25.3%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended March 31, 2011 decreased by $0.0122 per gallon, or 1.3%, to $0.9177 per gallon, from $0.9299 per gallon in the three months ended March 31, 2010. Our fiscal 2010 and fiscal 2011 acquisitions have a different per gallon gross profit margin profile and operating cost structure than our base business. Generally, the per gallon margins from our recent acquisitions have been lower than the base business. Excluding acquisitions, home heating oil and propane margins declined $0.0036 per gallon, or 0.4%. Product sales and cost of product include home heating oil and propane, and other petroleum products.

During the heating season of fiscal 2011, home heating oil costs continued to escalate, which limited margin expansion capability. Conversely, during the heating season of fiscal 2010, home heating oil product costs declined, which contributed to the Partnership’s ability to expand its home heating oil margins that year, as wholesale prices decreased more rapidly than our retail prices. Over 90% of our ceiling customer reached their maximum contract price during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 when 70% of our ceiling customers reached their maximum contract price. If the wholesale product costs continues to escalate, our ability to maintain and/or expand per gallon margins would be greatly diminished and our profitability measures would be adversely impacted.

	Three Months Ended
	March 31, 2011		March 31, 2010
	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil and Propane
Volume (in millions of gallons)	178,914		157,670

Sales	$643,723	$3.5979	$485,898	$3.0817
Cost	479,535	2.6803	339,284	2.1519

Gross Profit	$164,188	$0.9177	$146,614	$0.9299

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in millions of gallons)	13,782		10,540

Sales	$42,729	$3.1003	$24,815	$2.3544
Cost	39,619	2.8747	22,429	2.1280

Gross Profit	$3,110	$0.2256	$2,386	$0.2264

	Amount (000)		Amount (000)	Change
Total Product
Sales	$686,452		$510,713	$175,739
Cost	519,154		361,713	157,441

Gross Profit	$167,298		$149,000	$18,298

For the three months ended March 31, 2011, total product gross profit increased by $18.3 million to $167.3 million, as compared to $149.0 million for the three months ended March 31, 2010, due to the impact of higher home heating oil and propane volume ($19.8 million), and the additional gross profit from other petroleum products sold ($0.7 million), which was reduced by slightly lower home heating oil and propane margins ($2.2 million).

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended March 31, 2011, the increase in the fair value of derivative instruments resulted in the recording of a $13.3 million net credit due to the expiration of certain hedged positions or their realization to cost of product (a $5.5 million charge), and an increase in the market value for unexpired hedges (a $18.8 million credit).

During the three months ended March 31, 2010, the increase in the fair value of derivative instruments resulted in the recording of a $4.7 million net credit due to the expiration of certain hedged positions or their realization to cost of product (a $4.8 million credit) and a decrease in the market value for unexpired hedges (a $0.1 million charge).

Cost of Installations and Service

During the three months ended March 31, 2011, cost of installations and service increased $3.6 million, or 8.4%, to $46.1 million, as compared to $42.5 million for the three months ended March 31, 2010, as an estimated $4.5 million of additional costs associated with acquisitions was only slightly reduced by a $0.9 million decline in installation and service costs in our base business. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many administrative functions and direct expenses such as service technician time cannot be precisely allocated and generally remain in service costs.

Installation costs increased by $1.2 million to $12.5 million, or 90.0% of installation sales, during the three months ended March 31, 2011, versus $11.3 million, or 87.0% of installation sales during the three months ended March 31, 2010. The increase in installation costs was largely due to acquisitions ($1.5 million). Service expenses increased by $2.4 million to $33.6 million, or 106.5% of service sales, during the three months ended March 31, 2011, from $31.3 million in the three months ended March 31, 2010, or 111.4% of sales. The increase in service costs was again largely due to acquisitions ($3.0 million). For the three months ended March 31, 2011, a combined loss from service and installation of $0.7 million was generated, compared to a combined loss of $1.5 million for the three months ended March 31, 2010.

Delivery and Branch Expenses

For the three months ended March 31, 2011, delivery and branch expenses increased $14.1 million, or 20.8%, to $82.0 million, compared to $67.9 million for the three months ended March 31, 2010. Acquisitions added $8.3 million in delivery and branch expense. In the base business, delivery and branch expenses increased by $5.8 million largely due to higher delivery costs of $1.8 million associated with the increase in volume and numerous snow storms experienced in the second quarter of fiscal 2011, higher bad debt expense and credit card fees of $1.9 million due to the increase in sales of 32.6% and greater insurance claims expense of $2.0 million due in part to the extreme winter weather conditions.

Depreciation and Amortization

For the three months ended March 31, 2011, depreciation and amortization expenses increased by $1.1 million, or 32.0%, to $4.7 million, as compared to $3.6 million for the three months ended March 31, 2010.

Depreciation expense was higher by $0.5 million due primarily to additional depreciation expense from depreciable property and equipment of fiscal 2010 acquisitions. Amortization expense was higher by $0.6 million as the additional amortization expense from fiscal 2010 and 2011 acquisitions of $1.1 million was somewhat reduced by a decline in amortization expense attributable to fiscal 2003 and fiscal 2000 acquisitions with either a 7 or 10 year life that became fully amortized.

General and Administrative Expenses

For the three months ended March 31, 2011, general and administrative expenses decreased $0.3 million to $5.3 million, from $5.6 million for the three months ended March 31, 2010, primarily due to lower professional fees and lower pension expense relating to the Partnership’s frozen defined benefit pension plan.

Operating Income (Loss)

For the three months ended March 31, 2011, operating income increased $12.8 million to $87.9 million, from $75.1 million for the three months ended March 31, 2010, as an increase in product gross profit of $18.3 million, an improvement in net service and installation of $0.8 million, and a favorable change in the fair value of derivative instruments of $8.6 million was reduced by higher operating expense increases (including depreciation and amortization) of $14.9 million.

Interest Expense

For the three months ended March 31, 2011, interest expense increased by $0.4 million, or 11.2% to $4.3 million as compared to $3.9 million for the three months ended March 31, 2010. In November 2010, the Partnership issued $125.0 million of 8.875% Senior Notes due 2017 and repaid $82.5 million of 10.25% Senior Notes due 2013. While average long-term debt outstanding increased by $15.1 million, the weighted average long-term borrowing rate declined by 1.4% to 8.875% from 10.25% and, as a result, the aggregate interest expense on the our long-term debt was largely unchanged.

During the three months ended March 31, 2011, the Partnership borrowed on average $56.8 million under its bank credit facility or $47.6 million more than the three months ended March 31, 2010, which resulted in an increase in interest expense of $0.5 million. The impact of the increase in amounts borrowed under the bank credit facility was mitigated by a decline in the weighted average interest rate from 5.7% to 4.3%.

Interest Income

For the three months ended March 31, 2011, interest income increased $0.3 million, or 32.7%, to $1.2 million, as compared to $0.9 million for the three months ended March 31, 2010, due to higher finance charge income from acquisitions.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2011, amortization of debt issuance costs was unchanged at $0.7 million, when compared to the three months ended March 31, 2010.

Loss on Redemption of Debt

During the three months ended March 31, 2010, the Partnership repurchased $50.0 million face value of its 10.25% Senior Notes due February 2013, at an average price of $101.7 per $100 of principal plus accrued interest. The Partnership recorded a loss of $1.1 million. The Partnership did not repurchase any Senior Notes during the three months ended March 31, 2011.

Income Tax Expense

For the three months ended March 31, 2011 income tax expense increased $5.7 million, to $35.5 million, from $29.8 million for the three months ended March 31, 2010. The increase in income tax expense was mainly due to the higher pretax income of $13.8 million. The current portion of income tax expense was $12.6 million or 15.0% of pretax income.

Net Income

For the three months ended March 31, 2011, the Partnership generated net income of $48.7 million, compared to $40.5 million for the three months ended March 31, 2010, as the increase in operating income of $12.8 million was partially offset by an increase in income tax expense of $5.7 million.

Adjusted EBITDA

For the three months ended March 31, 2011, Adjusted EBITDA increased by $5.4 million, or 7.3%, to $79.4 million as the impact of colder temperatures of 8.7% and $11.7 million of Adjusted EBITDA provided by fiscal 2010 and 2011 acquisitions was somewhat offset by net customer attrition in the base business, higher delivery and branch expenses attributable largely to the numerous snowstorms in our marketing areas, an increase in bad debt expense and credit card processing fees due to the increase in sales driven largely by the increase in wholesale product cost and an increase in insurance claims expense due in part to the severe winter weather.

	Three Months Ended March 31,
(in thousands)	2011	2010
Net income	$48,681	$40,535
Plus:
Income tax expense	35,468	29,836
Amortization of debt issuance cost	732	672
Interest expense, net	3,078	2,950
Depreciation and amortization	4,699	3,561

EBITDA from continuing operations	92,658	77,554

(Increase) / decrease in the fair value of derivative instruments	(13,261)	(4,702)
Loss on redemption of debt	—	1,132

Adjusted EBITDA	79,397	73,984

Add / (subtract)
Income tax expense	(35,468)	(29,836)
Interest expense, net	(3,078)	(2,950)
Provision for losses on accounts receivable	5,225	3,334
Increase in accounts receivables	(97,962)	(58,338)
Decrease in inventories	38,159	11,823
Decrease in customer credit balances	(29,108)	(31,308)
Change in deferred taxes	22,878	26,306
Change in other operating assets and liabilities	5,975	3,924

Net cash used in operating activities	$(13,982)	$(3,061)

Net cash used in investing activities	$(1,262)	$(1,077)

Net cash provided by (used in) financing activities	$13,260	$(40,960)

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

Six Months Ended March 31, 2011

Compared to the Six Months Ended March 31, 2010

Volume

For the six months ended March 31, 2011, retail volume of home heating oil and propane increased by 37.9 million gallons, or 15.0%, to 291.6 million gallons, as compared to 253.7 million gallons for the six months ended March 31, 2010. An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil and Propane
Volume - Six months ended March 31, 2010	253.7
Acquisitions	35.3
Impact of colder temperatures	18.1
Net customer attrition	(13.5)
Lower Margin COD / BID and Commercial Volume	(1.8)
Conservation and Other	(0.2)

Change	37.9
Volume - Six months ended March 31, 2011	291.6

Temperatures in our base business geographic areas of operations for the six months ended March 31, 2011 were 7.6% colder than the six months ended March 31, 2010 and approximately 1.8% colder than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Between April 1, 2010 and March 31, 2011, net customer attrition (excluding acquisitions) was 5.4%, and the above table reflects the lost volume related to this net customer attrition. Due to the significant increase in the price per gallon of the products that we sell over the last several years, we believe that customers are using less given similar temperatures when compared to prior periods. We believe that this conservation trend will continue.

Volume of other petroleum products for the six months ended March 31, 2011 increased by 5.6 million gallons, or 28.1%, to 25.3 million gallons, as compared to 19.8 million gallons of other petroleum products sold during the six months ended March 31, 2010. This increase was largely due to the additional volume provided from acquisitions.

The percentage of heating oil volume sold to residential variable price customers increased to 44.1% for the six months ended March 31, 2011, as compared to 42.1% for the six months ended March 31, 2010. The percentage of heating oil volume sold to residential price-protected customers decreased to 43.3% for the six months ended March 31, 2011, as compared to 44.3% for the six months ended March 31, 2010. For the six months ended March 31, 2011, sales to commercial/industrial customers decreased to 12.6% of total heating oil volume sales, as compared to 13.6% for the six months ended March 31, 2010. Generally, the shift to variable pricing was largely due to our customers’ reluctance to “lock in” or “cap” their prices, as home heating oil and propane prices for our price protected offerings were higher during the peak renewal season preceding fiscal 2011 than during the comparable renewal period preceding fiscal 2010.

Product Sales

For the six months ended March 31, 2011, product sales increased $278.9 million, or 34.3%, to $1.1 billion, as compared to $812.5 million for the six months ended March 31, 2010, due to the previously described increases in sales volume of 15.9% and higher product selling prices in response to an increase in wholesale product cost.

Installation and Service Sales

For the six months ended March 31, 2011, service and installation sales increased $11.8 million, or 13.5%, to $99.9 million, as compared to $88.1 million for the six months ended March 31, 2010, largely due the additional revenue from acquisitions of $11.1 million. We believe that the recent expiration of certain federal income tax incentives will adversely impact our installation sales over the remainder of fiscal 2011.

Cost of Product

For the six months ended March 31, 2011, cost of product increased $244.6 million, or 42.4%, to $820.8 million, as compared to $576.2 million for the six months ended March 31, 2010, due to increases in volume sales of home heating oil and propane and other petroleum products of 15.9% and higher per gallon product costs of 22.9%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the six months ended March 31, 2011 decreased by $0.0047 per gallon, or 0.5%, to $0.9080 per gallon, from $0.9127 per gallon in the six months ended March 31, 2010. Our fiscal 2010 and fiscal 2011 acquisitions have a different per gallon gross profit margin profile and operating cost structure than our base business. Generally, the per gallon margins from our recent acquisitions have been lower than the base business. Excluding acquisitions, home heating oil and propane margins rose $0.0043 per gallon, or 0.005%. Product sales and cost of product include home heating oil and propane, and other petroleum products.

During the heating season of fiscal 2011, wholesale product costs continued to escalate, which limited margin expansion capability. Conversely, during the heating season of fiscal 2010, wholesale product costs declined, which largely contributed to the Partnership’s ability to expand its home heating oil and propane margins during this period, as wholesale prices decreased more rapidly than our retail prices. If wholesale product costs continue to escalate, our ability to maintain and/or expand margins is greatly diminished and our profitability measures would be adversely impacted.

	Six Months Ended
	March 31, 2011		March 31, 2010
	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil and Propane
Volume (in millions of gallons)	291,578		253,654

Sales	$1,017,521	$3.4897	$766,716	$3.0227
Cost	752,782	2.5818	535,200	2.1100

Gross Profit	$264,739	$0.9080	$231,516	$0.9127

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in millions of gallons)	25,313		19,763

Sales	$73,899	$2.9194	$45,762	$2.3155
Cost	68,044	$2.6881	41,028	2.0760

Gross Profit	$5,855	$0.2313	$4,734	$0.2396

	Amount (000)		Amount (000)	Change
Total Product
Sales	$1,091,420		$812,478	$278,942
Cost	820,826		576,228	244,598

Gross Profit	$270,594		$236,250	$34,344

For the six months ended March 31, 2011, total product gross profit increased by $34.3 million to $270.6 million, as compared to $236.3 million for the six months ended March 31, 2010, due to the impact of higher home heating oil and propane volume ($34.6 million), and the additional gross profit from other petroleum products sold ($1.1 million) somewhat offset by slightly lower home heating oil and propane margins ($1.4 million).

(Increase) Decrease in the Fair Value of Derivative Instruments

During the six months ended March 31, 2011, the increase in the fair value of derivative instruments resulted in the recording of a $27.2 million net credit due to the expiration of certain hedged positions or their realization to cost of product (a $5.0 million credit) and an increase in the market value for unexpired hedges (a $22.2 million credit).

During the six months ended March 31, 2010, the increase in the fair value of derivative instruments resulted in the recording of a $8.1 million net credit due to the expiration of certain hedged positions or their realization to cost of product (a $7.6 million credit), and an increase in the market value for unexpired hedges (a $0.5 million credit).

Cost of Installations and Service

During the six months ended March 31, 2011, cost of installations and service increased $10.5 million, or 11.9%, to $98.7 million, as compared to $88.2 million for the six months ended March 31, 2010, due primarily to an estimated $9.7 million of additional costs associated with acquisitions. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many administrative functions and direct expenses such as service technician time cannot be precisely allocated and generally remain in service costs.

Installation costs increased by $4.4 million to $31.0 million, or 85.6% of installation sales, during the six months ended March 31, 2011, versus $26.6 million, or 85.0% of installation sales during the six months ended March 31, 2010 largely due to acquisitions ($3.8 million). Service expenses increased by $6.1 million to $67.7 million, or 106.2% of service sales, during the six months ended March 31, 2011, from $61.5 million in the six months ended March 31, 2010, or 108.5% of sales largely due to acquisitions ($5.9 million). For the six months ended March 31, 2011, a combined profit from service and installation of $1.2 million was generated, compared to a combined loss of $0.1 million for the six months ended March 31, 2010.

Delivery and Branch Expenses

For the six months ended March 31, 2011, delivery and branch expenses increased $23.2 million, or 18.6%, to $147.9 million, compared to $124.7 million for the six months ended March 31, 2010. Acquisitions added $15.7 million in delivery and branch expenses. In the base business, delivery and branch expenses increased by $7.6 million due to higher delivery expenses of $2.9 million associated with the increase in volume and the numerous snow storms experienced in the first six months of fiscal 2011 and an increase in bad debt expense and credit card fee of $2.3 million associated with the 32.3% increase in sales. Insurance claims expense also rose by $2.8 million due in part to the extreme winter weather.

Depreciation and Amortization

For the six months ended March 31, 2011, depreciation and amortization expenses increased by $2.2 million, or 30.7%, to $9.3 million, as compared to $7.1 million for the six months ended March 31, 2010.

Depreciation expense was higher by $0.9 million due primarily to additional depreciation expense from depreciable property and equipment of fiscal 2010 acquisitions. Amortization expense was higher by $1.3 million as the additional amortization expense from fiscal 2010 and 2011 acquisitions of $2.3 million was somewhat reduced by a decline in amortization expense attributable to fiscal 2003 and fiscal 2000 acquisitions with either a 7 or 10 year life that became fully amortized in fiscal 2010.

General and Administrative Expenses

For the six months ended March 31, 2011, general and administrative expenses decreased $0.5 million to $10.2 million, from $10.7 million for the six months ended March 31, 2010, primarily due to lower professional fees and lower pension expense relating to the Partnership’s frozen defined benefit pension plan.

Operating Income (Loss)

For the six months ended March 31, 2011, operating income increased $29.9 million to $131.6 million, from $101.7 million for the six months ended March 31, 2010, as an increase in gross product profit of $34.3 million, a favorable change in the fair value of derivative instruments of $19.1 million and an improvement in service and installation profitability of $1.4 million was somewhat offset by operating expense increases (including depreciation and amortization) of $24.9 million.

Interest Expense

For the six months ended March 31, 2011, interest expense increased by $0.4 million, or 4.7% to $8.5 million as compared to $8.1 million for the six months ended March 31, 2010. While average long-term debt increased by $8.9 million, the weighted average long-term borrowing rate declined from 10.25% to 9.3% and the corresponding interest expense decreased by $0.2 million. In November 2010, the Partnership issued $125 million of 8.875% Senior Notes due 2017 and repaid $82.5 million of 10.25% Senior Notes due 2013.

During the six months ended March 31, 2011, the Partnership borrowed on average $28.6 million under its bank credit facility, or $23.9 million higher than the six months ended March 31, 2010 which drove an increase in interest expense of $0.5 million, despite a decline in the interest rate on these borrowings from 5.7% to 4.3%.

Interest Income

For the six months ended March 31, 2011, interest income increased $0.4 million, or 33.4%, to $1.8 million, as compared to $1.4 million for the six months ended March 31, 2010, due to higher finance charge income from acquisitions.

Amortization of Debt Issuance Costs

For the six months ended March 31, 2011, amortization of debt issuance costs was $1.4 million, slightly higher when compared to $1.3 million for the six months ended March 31, 2010.

Gain (Loss) on Redemption of Debt

In November 2010, we issued $125.0 million of Senior Notes due 2017. The Notes accrue interest at a rate of 8.875% and were priced at 99.350% for total gross proceeds of $124.2 million. A portion of the proceeds were used to redeem all of the remaining $82.5 million in face value of our 10.25% Senior Notes due 2013, at an average price of $101.70 per $100 of principal plus accrued interest, with the remainder available for general partnership purposes. The Partnership recorded a loss of $1.7 million for this transaction . No subsequent Note repurchases have taken place in fiscal 2011.

During the six months ended March 31, 2010, the Partnership repurchased $50.0 million face value of its 10.25% Senior Notes due February 2013, at an average price of $101.70 per $100 of principal plus accrued interest. The Partnership recorded a loss of $1.1 million.

Income Tax Expense

For the six months ended March 31, 2011 income tax expense increased $12.6 million, to $52.5 million, from $39.9 million for the six months ended March 31, 2010. The increase in income tax expense was mainly due to the higher pretax income of $29.3 million. The current portion of income tax expense was $14.6 million or 12.0% of pretax income.

Net Income

For the six months ended March 31, 2011, net income increased $16.7 million to $69.2 million, from $52.5 million for the six months ended March 31, 2010, as the increase in operating income of $29.9 million was slightly offset by an increase in income tax expense of $12.6 million.

Adjusted EBITDA

For the six months ended March 31, 2011, Adjusted EBITDA increased by $13.0 million, or 12.9%, to $113.7 million as the impact of colder temperatures of 7.6% and the $16.5 million of Adjusted EBITDA provided by fiscal 2010 and 2011 acquisitions was slightly reduced by net customer attrition in the base business, higher delivery and branch expenses attributable to the numerous snowstorms in our marketing areas, an increase in bad debt expense and credit card processing fees due to the increase in sales driven largely by the increase in wholesale product cost and an increase in insurance claims expense due in part to the severe winter weather.

	Six Months Ended March 31,
(in thousands)	2011	2010
Net income	$69,239	$52,540
Plus:
Income tax expense	52,479	39,913
Amortization of debt issuance cost	1,426	1,328
Interest expense, net	6,766	6,826
Depreciation and amortization	9,276	7,096

EBITDA from continuing operations	139,186	107,703

(Increase) / decrease in the fair value of derivative instruments	(27,167)	(8,094)
(Gains) / losses on redemption of debt	1,700	1,132

Adjusted EBITDA	113,719	100,741

Add / (subtract)
Income tax expense	(52,479)	(39,913)
Interest expense, net	(6,766)	(6,826)
Provision for losses on accounts receivable	7,873	5,482
Increase in accounts receivables	(213,123)	(135,290)
Decrease in inventories	27,835	2,436
Decrease in customer credit balances	(52,242)	(53,098)
Change in deferred taxes	37,858	35,788
Change in other operating assets and liabilities	34,633	14,632

Net cash used in operating activities	$(102,692)	$(76,048)

Net cash used in investing activities	$(4,444)	$(2,632)

Net cash provided by (used in) financing activities	$57,894	$(62,907)

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

Operating Activities

Due to the seasonal nature of our business, cash is generally used in operations during the winter (our first and second fiscal quarters) as customers receive deliveries and pay for products purchased within our payment terms, and cash is generally provided by operating activities during the spring and summer (our third and fourth quarters) when customer payments exceed deliveries. For the six months ended March 31, 2011, cash used in operating activities increased by $26.7 million to $102.7 million, compared to $76.0 million of cash used in operating activities during the six months ended March 31, 2010, as a favorable change in cash generated from operations of $4.9 million, a reduction in inventory levels of $25.4 million, lower cash needs to fund trade payables of $6.1 million and the favorable timing of certain cash payments (options, interest, insurance and income taxes) totaling $13.9 million was reduced by an increase in cash needs to fund accounts receivable of $77.0 million. The increase in accounts receivable can be attributed to an increase in volume due to acquisitions, colder temperatures and an increase in wholesale product costs. Days sales outstanding as of March 31, 2011 were 35.6 days as compared to 32.3 days at March 31, 2010 and 29.4 days at March 31, 2009. March 2011 was approximately 30% colder than March 2010, which resulted in greater consumption and an increase in days sales outstanding. At March 31, 2011, we reduced our petroleum products inventory by 14.1 million gallons to 8.1 million gallons when compared to March 31, 2010. This reduction in inventory levels was due in part to the impact of colder temperatures on volume sales for the month of March for the respective periods. The decrease in trade payables is primarily due to the increase in our trade credit to $71.6 million. Towards the end of fiscal 2010, the Partnership restructured its option program, which impacted the payment terms for these options. The Partnership now pays for these options as they expire rather than at the time the hedge is entered into.

Investing Activities

During the six months ended March 31, 2011, we spent $2.7 million for fixed assets as we invested in computer hardware and software ($1.1 million), refurbished certain physical plants ($0.8 million) and made additions to our fleet and other equipment ($0.8 million). We also completed two acquisitions for $1.8 million.

During the six months ended March 31, 2010, our capital expenditures totaled $2.7 million, as we invested in computer hardware and software ($0.8 million), refurbished certain physical plants ($0.1 million) and made additions to our fleet and other equipment ($1.8 million).

Financing Activities

During the six months ended March 31, 2011, we sold $125.0 million 8.875% Senior Notes due 2017 at a price of 99.350%. A portion of the net proceeds were used on December 20, 2010, to repurchase $82.5 million in face value of 10.25% Senior Notes due February 2013. After paying expenses of $3.8 million and a call premium of $1.4 million, our cash balance increased by $36.5 million, which can be utilized for general partnership purposes. Also during the first half of fiscal 2011, we paid distributions of $10.2 million, borrowed $88.4 million under our revolving credit facility and repaid $56.8 million of these borrowings during the period. As of March 31, 2011, the Partnership had borrowed $31.6 million under our revolving credit facility.

During the first six months of fiscal 2010, the Partnership repurchased 5.2 million common units for $20.8 million in connection with the unit repurchase plan program and paid distributions to the unit holders of $10.2 million. During the six months ended March 31, 2010, we borrowed $36.8 million under our revolving credit facility and repaid $17.7 million during the period. As of March 31, 2010, the Partnership had $19.1 million borrowed under its revolving credit facility. This amount was subsequently repaid by May 2010.

On February 19, 2010, the Partnership redeemed $50.0 million face value of its outstanding 10.25% Senior Notes due in 2013 at a price equal to 101.708% of face value.

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other economic and geo-political factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at March 31, 2011, or a combination thereof. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we anticipate that working capital will be financed by our revolving credit facility.

Our asset based revolving credit facility provides us with the ability to borrow up to $240 million ($290 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. We can increase the facility size by $50 million without the consent of the bank group. However, the bank group is not obligated to fund the $50 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the revolving credit facility are secured by liens on substantially all of our assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of March 31, 2011, $31.6 million was outstanding for working capital borrowings and $46.7 million in letters of credit were outstanding, of which $46.4 million are for current and future insurance reserves and bonds and $0.3 million are for seasonal inventory purchases and other working capital purposes. Our revolving credit facility expires on July 2, 2012 and we are in the process of extending this agreement.

Under the terms of the credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $43.5 million (15% of the maximum facility size) or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1x. As of March 31, 2011, availability, as defined in the amended and restated credit agreement, was $181.5 million and we were in compliance with the fixed charge coverage ratio. The fixed charge coverage ratio is calculated based upon Adjusted EBITDA. In the event that we are not able to comply with these covenants it could have a material adverse effect on our liquidity and results of operations.

The scheduled interest payment on our 8.875% Senior Notes for the remainder of fiscal 2011 is $6.0 million, and maintenance capital expenditures for fixed assets are estimated to be approximately $1.5 to $2.5 million, excluding the capital requirements for leased fleet. Based on the funding levels required by the Pension Protection Act of 2006, and certain actuarial assumptions, we estimate that the Partnership may make cash contributions to fund its frozen defined benefit pension obligations of approximately $2.1 million for the balance of fiscal 2011. Should the Partnership maintain its current distribution rate, we would pay distributions of approximately $10.5 million for the remainder of fiscal 2011. In addition, we will continue to seek strategic acquisitions and will repurchase units as authorized under our unit repurchase plan.

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

On April 14, 2011, we declared a quarterly distribution of $0.0775 on all of our common units, payable on May 13, 2011 to holders of record on May 5, 2011.

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

At March 31, 2011, we had outstanding borrowings totaling $155.8 million (excluding discounts), of which approximately $31.6 million is subject to variable interest rates under our revolving credit facility. In the event that interest rates associated with this facility were to increase 100 basis points, the impact on future cash flows would be a decrease of $0.3 million.

We also use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at March 31, 2011, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $11.9 million to a fair market value of $38.0 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $(10.5) million to a fair market value of $15.6 million.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2011 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting.

On May 10, 2010, the Partnership completed the acquisition of Champion Energy Corporation (“CEC”). The Partnership is in process of integrating CEC. The Partnership is analyzing, evaluating and, where necessary, is implementing changes in controls and procedures relating to the CEC business as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there was no change in the Partnership’s internal control over financial reporting during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

(c)	The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of March 31, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

See Note 2. to the Consolidated Financial Statements for information concerning the Partnership’s repurchase of common units in the six months ended March 31, 2011.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By: Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/S/ RICHARD F. AMBURY	Executive Vice President, Chief	May 4, 2011
Richard F. Ambury	Financial Officer, Treasurer and Secretary
Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY	Vice President - Controller	May 4, 2011
Richard G. Oakley	Kestrel Heat LLC
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature	Title	Date

/S/ RICHARD F. AMBURY	Executive Vice President Chief	May 4, 2011
Richard F. Ambury	Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY	Vice President - Controller	May 4, 2011
Richard G. Oakley	(Principal Accounting Officer)