Form 10-Q
period 2011-06-30
STAR GAS FINANCE CO; STAR GAS PARTNERS LP
filed 2011-08-03
CIK 1223037, 1002590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At July 31, 2011, the registrants had units and shares of each issuer’s classes of common stock outstanding as follows:

Star Gas Partners, L.P.	Common Units	67,077,553
Star Gas Partners, L.P.	General Partner Units	325,729
Star Gas Finance Company	Common Shares	100

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2011	September 30, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50,537	$61,062
Receivables, net of allowance of $11,674 and $5,443, respectively	153,809	70,443
Inventories	60,391	66,734
Fair asset value of derivative instruments	10,306	7,158
Current deferred tax asset, net	7,022	20,247
Prepaid expenses and other current assets	20,687	21,219

Total current assets	302,752	246,863

Property and equipment, net	44,475	44,712
Goodwill	198,953	199,052
Intangibles, net	53,705	58,894
Long-term deferred tax asset, net	13,451	26,551
Deferred charges and other assets, net	10,423	6,436

Total assets	$623,759	$582,508

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$14,111	$16,626
Fair liability value of derivative instruments	—	1,586
Accrued expenses and other current liabilities	82,936	68,854
Unearned service contract revenue	40,696	40,110
Customer credit balances	23,429	68,762

Total current liabilities	161,172	195,938

Long-term debt	124,241	82,770
Other long-term liabilities	21,600	23,889

Partners’ capital
Common unitholders	342,627	307,092
General partner	378	290
Accumulated other comprehensive loss, net of taxes	(26,259)	(27,471)

Total partners’ capital	316,746	279,911

Total liabilities and partners’ capital	$623,759	$582,508

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per unit data - unaudited)	2011	2010	2011	2010
Sales:
Product	$198,450	$130,168	$1,289,870	$942,646
Installations and service	48,322	46,593	148,268	134,666

Total sales	246,772	176,761	1,438,138	1,077,312
Cost and expenses:
Cost of product	154,379	93,345	975,205	669,573
Cost of installations and service	40,760	40,066	139,457	128,255
(Increase) decrease in the fair value of derivative instruments	16,323	2,324	(10,844)	(5,770)
Delivery and branch expenses	53,828	45,076	201,764	169,770
Depreciation and amortization expenses	4,420	4,083	13,696	11,179
General and administrative expenses	5,328	5,748	15,516	16,447

Operating income (loss)	(28,266)	(13,881)	103,344	87,858
Interest expense	(3,918)	(3,103)	(12,457)	(11,258)
Interest income	2,018	1,421	3,791	2,750
Amortization of debt issuance costs	(618)	(660)	(2,044)	(1,988)
Loss on redemption of debt	—	—	(1,700)	(1,132)

Income (loss) before income taxes	(30,784)	(16,223)	90,934	76,230
Income tax expense (benefit)	(12,587)	(6,232)	39,892	33,681

Net income (loss)	$(18,197)	$(9,991)	$51,042	$42,549

General Partner’s interest in net income (loss)	(88)	(47)	247	194

Limited Partners’ interest in net income (loss)	$(18,109)	$(9,944)	$50,795	$42,355

Basic and Diluted income (loss) per Limited Partner Unit (1)	$(0.27)	$(0.14)	$0.66	$0.53

Weighted average number of Limited Partner units outstanding:
Basic and Diluted	67,078	69,469	67,078	70,819

(1)	See Note 3 Summary of Significant Accounting Policies - Net Income (Loss) per Limited Partner Unit.

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

	Number of Units		Common	General Partner	Accum. Other Comprehensive Income (Loss)	Total Partners’ Capital
(in thousands)	Common	General Partner
Balance as of September 30, 2010	67,078	326	$307,092	$290	$(27,471)	$279,911

Comprehensive income (unaudited):
Net income	—	—	50,795	247	—	51,042
Unrealized gain on pension plan obligation	—	—	—	—	2,073	2,073
Tax effect of unrealized gain on pension plan	—	—	—	—	(861)	(861)

Total comprehensive income	—	—	50,795	247	1,212	52,254
Distributions	—	—	(15,260)	(159)	—	(15,419)

Balance as of June 30, 2011 (unaudited)	67,078	326	$342,627	$378	$(26,259)	$316,746

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(in thousands - unaudited)	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$51,042	$42,549

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in fair value of derivative instruments	(10,844)	(5,770)
Depreciation and amortization	15,740	13,167
Loss on redemption of debt	1,700	1,132
Provision for losses on accounts receivable	10,093	6,570
Change in deferred taxes	25,464	30,368
Changes in operating assets and liabilities:
Increase in receivables	(92,107)	(41,717)
Decrease in inventories	6,846	1,871
Decrease in other assets	6,777	13,624
Decrease in accounts payable	(2,515)	(2,622)
Decrease in customer credit balances	(45,525)	(44,425)
Increase (decrease) in other current and long-term liabilities	14,255	(500)

Net cash provided by (used in) operating activities	(19,074)	14,247

Cash flows provided by (used in) investing activities:
Capital expenditures	(3,838)	(3,581)
Proceeds from sales of fixed assets	73	220
Acquisitions (net of cash acquired of $0 and $3,390, respectively)	(6,254)	(67,703)
Earnout	—	(123)

Net cash used in investing activities	(10,019)	(71,187)

Cash flows provided by (used in) financing activities:
Revolving credit facility borrowings	88,416	36,754
Revolving credit facility repayments	(88,416)	(36,754)
Repayment of debt	(82,499)	(50,854)
Proceeds from the issuance of debt	124,188	—
Debt extinguishment costs	(1,409)	—
Distributions	(15,419)	(15,357)
Unit repurchase	—	(27,928)
Deferred charges	(6,293)	(130)

Net cash provided by (used in) financing activities	18,568	(94,269)

Net decrease in cash and cash equivalents	(10,525)	(151,209)

Cash and cash equivalents at beginning of period	61,062	195,160

Cash and cash equivalents at end of period	$50,537	$43,951

See accompanying notes to condensed consolidated financial statements.

STAR GAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Partnership Organization

Star Gas Partners, L.P. (“Star Gas Partners,” the “Partnership,” “we,” “us,” or “our”) is a home heating oil and propane distributor and services provider with one reportable operating segment that principally provides services to residential and commercial customers to heat their homes and buildings. Star Gas Partners is a master limited partnership, which at June 30, 2011, had outstanding 67.1 million common units (NYSE: “SGU”) representing 99.5% limited partner interest in Star Gas Partners, and 0.3 million general partner units, representing 0.5% general partner interest in Star Gas Partners.

The Partnership is organized as follows:

•

The general partner of the Partnership is Kestrel Heat, LLC, a Delaware limited liability company (“Kestrel Heat” or the “general partner”). The Board of Directors of Kestrel Heat is appointed by its sole member, Kestrel Energy Partners, LLC, a Delaware limited liability company (“Kestrel”).

•

The Partnership’s operations are conducted through Petro Holdings, Inc. and its subsidiaries (“Petro”). Petro is a Minnesota corporation that is an indirect wholly-owned subsidiary of the Partnership. Petro is a Northeast and Mid-Atlantic region retail distributor of home heating oil and propane that at June 30, 2011 served approximately 407,000 full-service residential and commercial home heating oil and propane customers. Petro also sold home heating oil, gasoline and diesel fuel to approximately 40,000 customers on a delivery only basis. In addition, Petro installed, maintained, and repaired heating and air conditioning equipment for its customers, and provided ancillary home services, including home security and plumbing, to approximately 11,000 customers.

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

(in thousands, except per unit amounts)

Period	Total Number of Units Purchased as Part of a Publicly Announced Plan or Program	Average Price Paid per Unit (a)	Maximum Number of Units that May Yet Be Purchased Under the Plan II Program
Plan II - Number of units authorized			7,000

Plan II - Fiscal year 2010 total	1,197	$4.44	5,803

Plan II - First quarter fiscal year 2011 total	—	$—	5,803

Plan II - Second quarter fiscal year 2011 total	—	$—	5,803

Plan II - Third quarter fiscal year 2011 total	—	$—	5,803

(a)	Amounts include repurchase costs.

3) Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Star Gas Partners, L.P. and its subsidiaries. All material inter-company items and transactions have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods. Due to the seasonal nature of the Partnership’s business, the results of operations and cash flows for the three and nine month period ended June 30, 2011 and June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

General and Administrative Expenses

General and administrative expenses include wages and benefits and department related costs for human resources, finance and corporate accounting, administrative support and supply.

Allowance for Doubtful Accounts

The allowance for doubtful accounts, which includes the allowance for long-term receivables, is the Partnership’s best estimate of the amount of trade receivables that may not be collectible. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience, historical collection patterns, overdue status, delinquency trends, economic conditions and credit risk quality. The Partnership has an established process to periodically review current and past due trade receivable balances to determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Historical trade receivable recoveries and charge-offs are considered as part of this periodical review. Different assumptions or changes in economic conditions could result in changes to the allowance for doubtful accounts.

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

Net Income (Loss) per Limited Partner Unit

Income per limited partner unit is computed in accordance with FASB ASC 260-10-45-60 Basic and Diluted Earnings per Share topic, Participating Securities and the Two-Class Method subtopic (EITF 03-06), by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The pro forma nature of the allocation required by this standard provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. This allocation does not impact the Partnership’s overall net income or other financial results. However, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit, as the calculation according to this standard results in a theoretical increased allocation of undistributed earnings to the general partner. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, this standard does not have any impact on the Partnership’s net income per limited partner unit calculation. A separate and independent calculation for each quarter and year-to-date period is performed, in which the Partnership’s distribution levels are taken into account.

The following presents the net income allocation and per unit data using this method for the periods presented:

Basic and Diluted Earnings Per Limited Partner: (in thousands, except per unit data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(18,197)	$(9,991)	$51,042	$42,549
Less General Partners’ interest in net income (loss)	(88)	(47)	247	194

Net income (loss) available to limited partners	(18,109)	(9,944)	50,795	42,355
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	6,702	5,000

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(18,109)	$(9,944)	$44,093	$37,355

Per unit data:
Basic and diluted net income (loss) available to limited partners	$(0.27)	$(0.14)	$0.76	$0.60
Less dilutive impact of theoretical distribution of earnings under FASB ASC 260-10-45-60	—	—	0.10	0.07

Limited Partner’s interest in net income (loss) under FASB ASC 260-10-45-60	$(0.27)	$(0.14)	$0.66	$0.53

Weighted average number of Limited Partner units outstanding	67,078	69,469	67,078	70,819

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

(in thousands)	June 30, 2011	September 30, 2010
Heating oil and other fuels	$44,997	$51,678
Fuel oil parts and equipment	15,394	15,056

	$60,391	$66,734

Derivatives and Hedging – Disclosures and Fair Value Measurements

The Partnership uses derivative instruments such as futures, options, and swap agreements, in order to mitigate exposure to market risk associated with the purchase of home heating oil for price-protected customers, physical inventory on hand, inventory in transit and priced purchase commitments.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, as of June 30, 2011, the Partnership had 0.9 million gallons of physical inventory and had 2.1 million gallons of swap contracts to buy heating oil; 5.0 million gallons of call options; 2.0 million gallons of put options and 42.6 million net gallons of synthetic calls. To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of June 30, 2011 had 8.0 million gallons of future contracts to buy heating oil; 9.3 million gallons of future contracts to sell heating oil; and 12.6 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of June 30, 2011, had 1.2 million gallons of swap contracts to buy gasoline; and 0.9 million gallons of swap contracts and 0.2 million gallons of synthetic calls to buy diesel.

To hedge a substantial majority of the purchase price associated with heating oil gallons anticipated to be sold to its price-protected customers, as of June 30, 2010, the Partnership had 0.9 million gallons of physical inventory and had 0.7 million gallons of swap contracts to buy heating oil; 37.2 million gallons of call options; 0.7 million gallons of put options and 18.3 million net gallons of synthetic calls. To hedge the inter-month differentials for our price-protected customers, its physical inventory on hand, and inventory in transit, the Partnership as of June 30, 2010 had 14.2 million gallons of future contracts to buy heating oil; 20.8 million gallons of future contracts to sell heating oil; and 15.7 million gallons of swap contracts to sell heating oil. To hedge a portion of its internal fuel usage, the Partnership as of June 30, 2010, had 0.9 million gallons of swap contracts to buy gasoline and 1.0 million gallons of swap contracts to buy diesel.

The Partnership’s derivative instruments are with the following counterparties: JPMorgan Chase Bank, N.A., Societe Generale, Cargill, Inc., Key Bank N.A., Bank of America, N.A., Newedge USA, LLC, and Wells Fargo Bank, N.A. The Partnership assesses counterparty credit risk and maintains master netting arrangements with its counterparties to help manage the risks, and records its derivative positions on a net basis. Based on our assessment, the Partnership considers counterparty credit risk to be low. At June 30, 2011, the aggregate cash posted as collateral in the normal course of business at counterparties was $0.1 million. Positions with counterparties who are also parties to our revolving credit facility are collateralized under that facility. As of June 30, 2011, $1.4 million of hedging losses was secured under the credit facility.

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

(In thousands)

			Fair Value Measurements at Reporting Date Using:
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Balance Sheet Location	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Asset Derivatives at June 30, 2011
Commodity contracts	Fair asset and fair liability value of derivative instruments	$14,748	$1,295	$13,453	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	—	—	—	—

Commodity contract assets at June 30, 2011		$14,748	$1,295	$13,453	$—

Liability Derivatives at June 30, 2011
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(4,442)	$(1,393)	$(3,049)	$—
Commodity contracts	Long-term derivative liabilities included in other long-term liabilities	—	—	—	—

Commodity contract liabilities at June 30, 2011		$(4,442)	$(1,393)	$(3,049)	$—

Asset Derivatives at September 30, 2010
Commodity contracts	Fair asset and fair liability value of derivative instruments	$11,991	$29	$11,962	$—
Commodity contracts	Long-term derivative assets included in the deferred charges and other assets, net balance	43	—	43	—

Commodity contract assets at September 30, 2010		$12,034	$29	$12,005	$—

Liability Derivatives at September 30, 2010
Commodity contracts	Fair liability and fair asset value of derivative instruments	$(6,419)	$(101)	$(6,318)	$—

Commodity contract liabilities at September 30, 2010		$(6,419)	$(101)	$(6,318)	$—

(In thousands)

The Effect of Derivative Instruments on the Statement of Operations
		Amount of (Gain) or Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815-10	Location of (Gain) or Loss Recognized in Income on Derivative	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
Commodity contracts	Cost of product (a)	$(9,717)	$1,373	$(5,512)	$23,251
Commodity contracts	Cost of installations and service (a)	$(384)	$(289)	$(798)	$(807)
Commodity contracts	Delivery and branch expenses (a)	$(229)	$(83)	$(712)	$(439)
Commodity contracts	(Increase) / decrease in the fair value of derivative instruments	$16,323	$2,324	$(10,844)	$(5,770)

(a)	Represents realized closed positions and includes the cost of options as they expire.

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

(in thousands)	June 30, 2011	September 30, 2010
Property and equipment	$151,196	$146,494
Less: accumulated depreciation	106,721	101,782

Property and equipment, net	$44,475	$44,712

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

Partners’ Capital

Comprehensive income includes net income, plus certain other items that are recorded directly to partners’ capital. Accumulated other comprehensive income reported on the Partnerships’ consolidated balance sheets consists of unrealized gains/losses on pension plan obligations and the tax affect. For the three months ended June 30, 2011, comprehensive loss was $(17.8) million, comprised of net loss of $(18.2) million, an unrealized gain on pension plan obligation of $0.7 million and the tax effect of $(0.3) million. For the three months ended June 30, 2010, comprehensive loss was $(9.6) million, comprised of net loss of $(10.0) million, an unrealized gain on pension plan obligation of $0.6 million and the tax affect of $(0.2) million.

For the nine months ended June 30, 2011, comprehensive income was $52.3 million, comprised of net income of $51.0 million, an unrealized gain on pension plan obligation of $2.1 million and the tax effect of $(0.8) million. For the nine months ended June 30, 2010, comprehensive income was $43.6 million, comprised of net income of $42.5 million, an unrealized gain on pension plan obligation of $1.8 million and the tax affect of $(0.7) million.

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

The current and deferred income tax expenses for the three and nine months ended June 30, 2011, and 2010 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Income (loss) before income taxes	$(30,784)	$(16,223)	$90,934	$76,230
Current tax expense (benefit)	$(194)	$(810)	$14,427	$3,316
Deferred tax expense (benefit)	(12,393)	(5,422)	25,465	30,365

Total tax expense (benefit)	$(12,587)	$(6,232)	$39,892	$33,681

As of the calendar tax year ended December 31, 2010, Star Acquisitions, a wholly-owned subsidiary of the Partnership, had an estimated Federal net operating loss carry forward (“NOL”) of approximately $16.4 million. The Federal NOLs, which will expire between 2018 and 2024, are generally available to offset any future taxable income but are also subject to annual limitations on the amount that can be used.

FASB ASC 740-10-05-6 Income Taxes topic, Uncertain Tax Position subtopic (SFAS No. 109 and FIN 48), provides financial statement accounting guidance for uncertainty in income taxes and tax positions taken or expected to be taken in a tax return.

At June 30, 2011, we had unrecognized income tax benefits totaling $2.5 million including related accrued interest and penalties of $0.4 million. These unrecognized tax benefits are primarily the result of Federal tax uncertainties. If recognized, these tax benefits and related interest and penalties would be recorded as a benefit to the effective tax rate.

We believe that the total liability for unrecognized tax benefits will decrease by $0.01 million during the next 12 months ending June 30, 2012. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”), that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value. The new guidance clarifies and changes some fair value measurement principles and disclosure requirements under U.S. GAAP. Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement, should only be applied when measuring the fair value of nonfinancial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The adoption of this new guidance is not expected to have a material impact on the Partnership’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This standard eliminates the option to present items of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and instead requires either OCI presentation and net income in a single continuous statement to the statement of operations, or as a separate statement of comprehensive income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Partnership is required to adopt this update in the first quarter of fiscal year 2013. The adoption of ASU No. 2011-05 will not impact our results of operations or the amount of assets and liabilities reported.

4) Goodwill and Intangibles, net

Goodwill

A summary of changes in the Partnership’s goodwill is as follows (in thousands):

Balance as of September 30, 2010	$199,052
Fiscal year 2011 activity	(99	) (a)

Balance as of June 30, 2011	$198,953

(a) As provided for by FASB ASC 805 Accounting for Business Combinations and Noncontrolling Interests, the Partnership refined the fleet valuation of its May 10, 2010 Champion acquisition within the measurement period, resulting in a reduction of the goodwill acquired from $16,110 to $15,900. The balance of the change in goodwill reflects the business acquisition activity as of June 30, 2011.

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

Intangibles, net

The gross carrying amount and accumulated amortization of intangible assets subject to amortization are as follows:

	June 30, 2011			September 30, 2010
(in thousands)	Gross Carrying Amount	Accum. Amortization	Net	Gross Carrying Amount	Accum. Amortization	Net
Customer lists and other intangibles	$255,250	$201,545	$53,705	$252,385	$193,491	$58,894

Amortization expense for intangible assets was $8.1 million for the nine months ended June 30, 2011 compared to $6.7 million for the nine months ended June 30, 2010. Total estimated annual amortization expense related to intangible assets subject to amortization, for the fiscal year ending September 30, 2011 and the four succeeding fiscal years ending September 30, is as follows (in thousands):

Estimated Annual Book Amortization Expense
2011	$10,344
2012	$6,132
2013	$6,130
2014	$6,055
2015	$5,919

5) Business Combinations

During the nine months ended June 30, 2011, the Partnership acquired three heating oil and propane dealers for an aggregate $6.3 million in cash. The operating results of these three acquisitions have been included in the Partnership’s consolidated financial statements since the date of acquisition, and are not material to the Partnership’s financial condition, results of operations, or cash flows. Preliminary fair values of the assets acquired and liabilities assumed are comprised primarily of intangibles and certain working capital items, which are reflected in the Consolidated Balance Sheet as of June 30, 2011, and are pending final valuation within the permitted measurement period.

6) Long-Term Debt and Bank Facility Borrowings

The Partnership’s debt is as follows (in thousands):

	At June 30, 2011		At September 30, 2010
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
8.875% Senior Notes (b)	$124,241	$130,156	$—	$—
10.25% Senior Notes (c)	—	—	82,770	83,908
Revolving Credit Facility Borrowings (d)	—	—	—	—

Total debt	$124,241	$130,156	$82,770	$83,908

Total long-term portion of debt	$124,241	$130,156	$82,770	$83,908

(a)	The Partnership’s fair value estimates of long-term debt are made at a specific point in time, based on relevant market information, open market quotations and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the estimates.
(b)	The Partnership issued $125.0 million (excluding discount) 8.875% Senior Notes in November 2010 in a private placement offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Private Notes”). In February 2011, the Partnership concluded an exchange of all the Private Notes for substantially identical public notes registered with the Securities and Exchange Commission (the “Exchange Notes”). These notes mature in December 2017 and accrue interest at an annual rate of 8.875% requiring semi-annual interest payments on June 1 and December 1 of each year. The discount on these notes included above was $0.8 million at June 30, 2011. Under the terms of the indenture, these notes permit restricted payments after passing certain financial tests. The Partnership can incur debt up to $100 million for acquisitions and can also pay restricted payments of $22.0 million without passing certain financial tests.
(c)	In December 2010, the Partnership redeemed its 10.25% Senior Notes due February 2013, at a price equal to 101.708% of face value plus any accrued and unpaid interest. The Partnership reported a $1.7 million loss on this redemption.
(d)	In June 2011, the Partnership entered into an amended and restated asset based revolving credit facility agreement with a bank syndication comprised of fifteen banks. This amended and restated facility expires in June 2016, provides the Partnership with the ability to borrow up to $250 million ($300 million during the heating season from December to April each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. The Partnership can increase the facility size by $100 million without the consent of the bank group. The bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, the Partnership can add additional lenders to the group, with the consent of the agent (as appointed in the credit agreement), which shall not be unreasonably withheld. Obligations under the revolving credit facility are guaranteed by the Partnership and its subsidiaries and are secured by liens on substantially all of the Partnership’s assets including accounts receivable, inventory, general intangibles, real property, fixtures and equipment.

The interest rate is LIBOR plus (i) 1.75% (if availability, as defined in the revolving credit facility agreement is greater than or equal to $150 million), or (ii) 2.00% (if availability is greater than $75 million but less than $150 million), or (iii) 2.25% (if availability is less than or equal to $75 million). The commitment fee on the unused portion of the facility is 0.375% per annum. This amended and restated revolving credit facility imposes certain restrictions, including restrictions on the Partnership’s ability to incur additional indebtedness, to pay distributions to unitholders, to pay inter-company dividends or distributions, make investments, grant liens, sell assets, make acquisitions and engage in certain other activities.

The Partnership is obligated to meet certain financial covenants under the amended and restated revolving credit facility, including the requirement to maintain at all times either excess availability (borrowing base less amounts borrowed and letters of credit issued) of 12.5% of the revolving commitment then in effect or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1. In addition, the Partnership must maintain excess availability of at least $52.5 million (17.5% of the revolving commitment then in effect) and a fixed charge coverage ratio of 1.15 in order to make any distributions to unitholders. Certain activities including investments, acquisitions, asset sales, inter-company dividends or distributions cannot be made (including those needed to pay interest or principle on the 8.875% senior notes), except to the Partnership or a wholly owned subsidiary of the Partnership, if the relevant covenant described above has not been met. The occurrence of an event of default or an acceleration under the amended and restated revolving credit facility would result in the Partnership’s inability to obtain further borrowings under that facility, which could adversely affect its results of operations. Such a default may also restrict the ability of the Partnership to obtain funds from its subsidiaries in order to pay interest or paydown debt. An acceleration under the amended and restated revolving credit facility would result in a default under the Partnership’s other funded debt.

At June 30, 2011, no amount was outstanding under the revolving credit facility and $46.7 million of letters of credit were issued. No amount was outstanding under the revolving credit facility at September 30, 2010, and $42.3 million of letters of credit were issued.

As of June 30, 2011, availability was $155.9 million, and the Partnership was in compliance with the fixed charge coverage ratio. As of September 30, 2010, availability was $104.8 million, and the Partnership was in compliance with the fixed charge coverage ratio.

On June 30, 2011, the Partnership filed a registration statement on Form S-3 with the Securities and Exchange Commission, utilizing a shelf registration process or continuous offering process. Under this shelf registration process, the Partnership may, from time to time, sell up to $250 million in one or more offerings, common units representing limited partnership interests, partnership securities and debt securities, which may be secured or unsecured senior debt securities or secured or unsecured subordinated debt securities.

7) Employee Pension Plan

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	748	812	2,244	2,435
Expected return on plan assets	(879)	(666)	(2,637)	(1,998)
Net amortization	691	616	2,073	1,848

Net periodic benefit cost	$560	$762	$1,680	$2,285

For the nine months ended June 30, 2011, the Partnership contributed $1.9 million and expects to make an additional $1.4 million contribution in fiscal 2011 to fund its pension obligation.

8) Supplemental Disclosure of Cash Flow Information

	Nine Months Ended June 30,
(in thousands)	2011	2010
Cash paid during the period for:
Income taxes, net	$5,897	$1,478
Interest	$12,420	$9,690
Debt redemption premium	$1,409	$854
Non-cash financing activities:
Increase (decrease) in interest expense—amortization of net debt premium 10.25% and debt discount 8.875%	$30	$(104)
Decrease in net debt premium attributable to redemption of debt	$247	$203

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

10) Subsequent Events

Quarterly Distribution Declared

On July 14, 2011, the Partnership declared a quarterly distribution of $0.0775 per common unit, payable on August 12, 2011, to holders of record on August 4, 2011.

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

Impact on Operating Results of Increasing Wholesale Product Costs

During the heating season of fiscal 2011, wholesale product costs increased significantly, which limited our ability to maintain and/or expand margins for variable and ceiling priced customers. Conversely, during certain peak months of the heating seasons for fiscal 2010 and 2009, wholesale product costs declined, which contributed to our ability to expand our per gallon margins during these periods, as wholesale prices decreased more rapidly than our retail prices. For example, over 90% of our ceiling customers reached their maximum contract price during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, when 70% of our ceiling customers reached their maximum contract price. During the three months ended March 31, 2009, less than 1% of our ceiling customers reached their maximum contract price. If wholesale product costs continue to increase, the Partnership’s ability to maintain and/or expand per gallon margins could be greatly diminished and profitability measures would be adversely impacted. As retail prices continue to rise, gross customer losses could increase and our ability to attract new customers might decrease, which could result in an increase in net customer attrition. The 2011 increase in the cost of home heating oil and petroleum products in general has also resulted in an increase in certain operating expenses that are directly tied to the underlying cost of product such as bad debt expense, credit card processing costs, vehicle fuels and other transportation expenses. For fiscal 2011, the Partnership has increased its reserve rate for doubtful accounts when compared to fiscal 2010 in response to an increase in the days sales outstanding for accounts receivable, greater consumption due to colder temperatures and higher selling prices. As of July 29, 2011, home heating oil costs were $0.36 per gallon higher than the average for the nine months ended June 2011. Going forward, the impact of this additional increase will be reflected in future operating costs. In addition, interest expense may rise further as the Partnership is required to finance a higher level of accounts receivable and inventory.

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

	Fiscal 2011		Fiscal 2010		Fiscal 2009		Fiscal 2008
Quarter Ended	Low	High	Low	High	Low	High	Low	High
December 31	$2.19	$2.54	$1.78	$2.12	$1.20	$2.85	$2.16	$2.71
March 31	2.49	3.09	1.89	2.20	1.13	1.63	2.42	3.15
June 30	2.75	3.32	1.87	2.35	1.31	1.86	2.88	3.97
September 30 (a)	2.93	3.13	1.92	2.24	1.50	1.96	2.72	4.11

(a) to July 29, 2011

Impact on Liquidity of Wholesale Product Cost Volatility

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

Impact of Warm Weather on Operating Results; Weather Hedge Contract

Weather conditions have a significant impact on the demand for home heating oil and propane because our customers depend on these products principally for heating purposes. Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. To partially mitigate the adverse effect of warm weather on our cash flows, we have used weather hedging contracts for a number of years. For the fiscal 2012 heating season, we have entered into a weather hedge contract with Renaissance Trading Ltd. under which we are entitled to receive a payment of $35,000 per heating degree-day, when the total number of heating degree-days in the period covered is less than 92.5% of the 10-year average. The hedge covers the period from November 1, 2011 through March 31, 2012 taken as a whole, and has a maximum payout of $12.5 million.

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

A significant portion of our home heating oil and propane volume is sold to individual customers under an arrangement pre-establishing a ceiling sales price or fixed price for home heating oil and propane over a fixed period of time (generally 12 months). When these price-protected customers agree to purchase home heating oil and propane from us for the next heating season, we purchase option contracts, swaps and futures contracts for a substantial majority of the heating oil that we expect to sell to these customers. The amount of home heating oil and propane volume that we hedge per price-protected customer is based upon the estimated fuel consumption per average customer, per month. In the event that the actual usage exceeds the amount of the hedged volume on a monthly basis, we could be required to obtain additional volume at unfavorable costs. In addition, should actual usage in any month be less than the hedged volume, our hedging losses could be greater.

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

Income Taxes—Net Operating Loss Carry Forward

At December 31, 2006, we had Federal NOLs of $160.8 million and at December 31, 2010, we estimate that our Federal NOLs were $16.4 million and most are subject to annual limitations on the amount that can be used. Over this four year period, we utilized $37.9 million of Federal NOLs on average each year to offset our taxable income. We expect that during calendar year 2011 we will utilize substantially all of the remaining unlimited Federal NOLs. After we exhaust the Federal NOLs, the amount of cash taxes that we will pay will increase significantly and will reduce the annual amount of cash available for distribution to unitholders. For example, in calendar 2007, 2008, 2009 and 2010 we paid or expect to pay Federal cash taxes of $1.0 million, $0.6 million, $0.7 million and $0.8 million respectively. If we did not have the Federal NOLs available to us, our Federal cash taxes would have increased to $17.2 million, $11.1 million, $9.9 million and $14.7 million for calendar 2007, 2008, 2009 and 2010 respectively.

Income Taxes—Book Versus Tax Deductions

The amount of cash flow that we generate in any given year depends upon a variety of factors including the amount of cash income taxes that our subsidiaries will pay. The amount of depreciation and amortization that we deduct for book (i.e. financial reporting) purposes will differ from the amount that our subsidiaries can deduct for tax purposes. The table below compares the estimated depreciation and amortization for book purposes to the amount that our subsidiaries expect to deduct for tax purposes. Our subsidiaries file their tax returns based on a calendar year. The amounts below are based on our September 30, fiscal year.

Estimated Depreciation and Amortization Expense

Fiscal Year	Book	Tax
2011	$20,069	$30,487
2012	14,003	28,451
2013	12,695	26,096
2014	11,382	22,272
2015	10,390	19,250

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

Acquisitions

During the first nine months of fiscal 2011, the Partnership completed three acquisitions and added approximately 6,700 home heating oil and propane accounts. During fiscal 2010, the Partnership completed five acquisitions and added approximately 56,100 home heating oil, propane and security accounts. While the 2010 acquisitions provided additional revenue in fiscal 2010, the Partnership’s profitability measures such as operating income and net income were adversely impacted by such acquisitions as the associated product costs and operating expenses of the 2010 acquisitions exceeded revenues, reflecting the fact that such acquisitions were all completed after the end of the fiscal 2010 heating season. We expect that the fiscal 2010 acquisitions should positively impact our profitability measures in fiscal 2011 when compared to fiscal 2010.

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

Gross customer gains and gross customer losses

	Fiscal Year Ended
	2011			2010 (a)			2009 (a)
	Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	21,900	24,100	(2,200)	19,000	21,600	(2,600)	26,300	31,800	(5,500)
Second Quarter	11,800	17,200	(5,400)	11,000	14,200	(3,200)	11,700	24,100	(12,400)
Third Quarter	6,000	11,400	(5,400)	5,300	12,600	(7,300)	5,900	12,300	(6,400)

Total	39,700	52,700	(13,000)	35,300	48,400	(13,100)	43,900	68,200	(24,300)

Net customer attrition as a percentage of the home heating oil customer base.

	Fiscal Year Ended
	2011			2010 (a)			2009 (a)
	Gross Customer		Net Attrition	Gross Customer		Net Attrition	Gross Customer		Net Attrition
	Gains	Losses		Gains	Losses		Gains	Losses
First Quarter	5.3%	5.8%	(0.5%)	5.1%	5.8%	(0.7%)	6.5%	7.9%	(1.4%)
Second Quarter	2.8%	4.1%	(1.3%)	3.0%	3.8%	(0.8%)	2.9%	6.0%	(3.1%)
Third Quarter	1.5%	2.8%	(1.3%)	1.4%	3.3%	(1.9%)	1.5%	3.1%	(1.6%)

Total	9.6%	12.7%	(3.1%)	9.5%	12.9%	(3.4%)	10.9%	17.0%	(6.1%)

(a)	Prior to October 1, 2010, we measured only home heating oil net customer attrition.

During the first nine months of fiscal 2011, we lost 13,000 accounts (net), or 3.1% of our home heating oil and propane customer base, as compared to a loss of 13,100 accounts (net), or 3.4% of our home heating oil customer base during the first nine months of fiscal 2010. The increase in the absolute number of gross customer losses of 4,300 accounts was largely due to losses associated with higher home heating oil prices.

Net of attrition, the Partnership’s beginning customer base for the above calculations increased by approximately 10.9% from the beginning of fiscal 2010 to the beginning of fiscal 2011 due to acquisitions and the inclusion of our propane accounts in the customer base. For the nine months ended June 30, 2011, gross gains and gross losses increased by 12.5% and 8.9%, respectively, as compared to the prior year period, due largely to the 10.9% increase in size of the Partnership’s customer base.

During the nine months ended June 30, 2011, we lost 1.0% of our accounts to natural gas which compares to losses to natural gas of 0.9% for the nine months ended June 30, 2010. While this increase is modest, we believe that conversions to natural gas could increase as natural gas has become significantly less expensive than home heating oil on an equivalent BTU basis.

Price-Protected Customer Renewals

Approximately 76% of the Partnership’s price-protected customers have agreements with us that are subject to annual renewal in the period from April through November of each fiscal year. If a significant number of these customers elect not to renew their price-protected agreements with us and do not continue as our customers under a variable price-plan, the Partnership’s near term profitability, liquidity and cash flow will be adversely impacted. As of July 29, 2011, the wholesale cost of home heating oil as measured by the NYMEX was $3.10 and approximately $1.05 higher than at July 30, 2010. Based on these recent prices, our price-protected customers will be offered renewal contracts at significantly higher prices than last year which may adversely impact the acceptance rate of these renewals.

Results of Operations

The following is a discussion of the results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2011

Compared to the Three Months Ended June 30, 2010

Volume

For the three months ended June 30, 2011, retail volume of home heating oil and propane increased by 9.2 million gallons, or 26.2%, to 44.3 million gallons, as compared to 35.1 million gallons for the three months ended June 30, 2010. For this non-heating season period, an analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil and propane
Volume - Three Months Ended June 30, 2010	35.1
Acquisitions	3.9
Impact of Colder Temperatures	5.5
Residential Customer Attrition - Net	(1.3)
Lower Margin COD/BID and Commercial Volume	(0.6)
Other	1.7

Change	9.2
Volume - Three Months Ended June 31, 2011	44.3

For those locations that the Partnership operated in both periods, which we sometimes refer to in this report as our “base business” (i.e., excluding acquisitions), temperatures in our geographic areas of operations for the three months ended June 30, 2011 were 24.1% colder than the three months ended June 30, 2010 and approximately 16.4% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Between July 1, 2010 and June 30, 2011, net customer attrition was 5.0%, and the above table reflects the lost volume related to this net customer attrition. Due to the significant increase in the price per gallon of the products we sell over the last several years, we believe that customers have been using less oil given similar temperatures when compared to prior periods. We believe that this conservation trend will continue. In addition, the downturn in the economy has impacted demand for commercial end-users of home heating oil and other petroleum products.

Volume of other petroleum products for the three months ended June 30, 2011 increased by 0.7 million gallons, or 8.6%, to 8.8 million gallons, as compared to 8.1 million gallons of other petroleum products sold during the three months ended June 30, 2010. This increase was largely due to the additional volume provided from acquisitions.

The percentage of heating oil volume sold to residential variable price customers increased to 42.1% for the three months ended June 30, 2011, as compared to 41.9% for the three months ended June 30, 2010. The percentage of heating oil volume sold to residential price-protected customers increased to 45.3% for the three months ended June 30, 2011, as compared to 43.8% for the three months ended June 30, 2010. For the three months ended June 30, 2011, sales to commercial/industrial customers decreased to 12.5% of total heating oil volume sales, as compared to 14.3% for the three months ended June 30, 2010.

Product Sales

For the three months ended June 30, 2011, product sales increased $68.3 million, or 52.5%, to $198.5 million, as compared to $130.2 million for the three months ended June 30, 2010, due to the previously described increase in volume and higher product selling prices in response to an increase in wholesale product cost.

Installation and Service Sales

For the three months ended June 30, 2011, service and installation sales increased $1.7 million, or 3.7%, to $48.3 million, as compared to $46.6 million for the three months ended June 30, 2010, largely due to additional revenue from acquisitions of $2.4 million. For our base business, installation revenue declined by $0.2 million, or 1.3%, and service sales declined by $0.5 million, or 1.6%, due in part to net customer attrition for the base business. We believe that the expiration in December 2010 of certain federal income tax incentives for consumers adversely impacted our installation sales during the third quarter of fiscal 2011 when compared to the prior-year period.

Cost of Product

For the three months ended June 30, 2011, cost of product increased $61.1 million, or 65.4%, to $154.4 million, as compared to $93.3 million for the three months ended June 30, 2010, due to increase in volume of 22.8% and higher per gallon product costs of 34.7%.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the three months ended June 30, 2011 decreased by $0.0390 per gallon, or 4.0%, to $0.9424 per gallon, from $0.9814 per gallon in the three months ended June 30, 2010. When compared to the home heating oil and propane margins realized for the three months ended June 30, 2009, our per gallon margins are up 5.0% or $0.0447 per gallon. Product sales and cost of product include home heating oil, propane, other petroleum products, and liquidated damage billings.

The Partnership utilizes weighted average costing to value its inventory of home heating oil and propane. During the three months ended June 30, 2011, a period in which prices rose and accounts for less than 15 % of our annual volume sales, the Partnership increased its physical inventory of home heating oil from 6.7 million gallons to 13.8 million gallons. We estimate that the per gallon margins for the three months ended June 30, 2011 were lower by $ 0.0352 cents per gallon when compared to the three months ended June 30, 2010 due to weighted average costing and the increase in our physical inventory. The Partnership hedges its physical inventory and at June 30, 2011 had an unrealized gain of $1.6 million or $ 0.0352 per gallon of home heating oil and propane sold during the three months ended June 30, 2011.

During the heating season of fiscal 2011 and continuing through the third quarter of fiscal 2011, home heating oil costs rose, which limited margin expansion capability. Conversely, during the heating season of fiscal 2010, home heating oil product costs declined, which contributed to the Partnership’s ability to expand its home heating oil margins that year, as wholesale prices decreased more rapidly than our retail prices. During the third quarter of fiscal 2011, home heating oil and propane costs increased by $0.1639 per gallon, while during the third quarter of fiscal 2010 home heating oil and propane costs decreased by $0.0027 per gallon. If wholesale product costs continue to escalate, our ability to maintain and/or expand per gallon margins would be greatly diminished and our profitability measures would be adversely impacted.

	Three Months Ended
	June 30, 2011		June 30, 2010
	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil and Propane
Volume (in millions of gallons)	44,270		35,145

Sales	$167,634	$3.7866	$110,026	$3.1306
Cost	125,913	2.8442	75,534	2.1492

Gross Profit	$41,721	$0.9424	$34,492	$0.9814

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in millions of gallons)	8,779		8,054

Sales	$30,816	$3.5103	$20,142	$2.5007
Cost	28,466	3.2426	17,811	2.2115

Gross Profit	$2,350	$0.2677	$2,331	$0.2892

	Amount (000)		Amount (000)	Change
Total Product
Sales	$198,450		$130,168	$68,282
Cost	154,379		93,345	(61,034)

Gross Profit	$44,071		$36,823	$7,248

For the three months ended June 30, 2011, total product gross profit increased by $7.2 million to $44.1 million, as compared to $36.8 million for the three months ended June 30, 2010, as the impact of higher home heating oil and propane volume ($8.9 million), was reduced by lower home heating oil and propane margins ($1.7 million).

(Increase) Decrease in the Fair Value of Derivative Instruments

During the three months ended June 30, 2011, the decrease in the fair value of derivative instruments since March 31, 2011 resulted in the recording of a $16.3 million net charge due to the expiration of certain hedged positions and their realization to cost of product (a $9.3 million charge), and a decrease in the market value for unexpired hedges (a $7.0 million charge).

During the three months ended June 30, 2010, the decrease in the fair value of derivative instruments since March 31, 2010 resulted in the recording of a $2.3 million net charge due to the expiration of certain hedged positions and their realization to cost of product (a $1.2 million credit) and a decrease in the market value for unexpired hedges (a $3.5 million charge).

Cost of Installations and Service

During the three months ended June 30, 2011, cost of installations and service increased $0.7 million, or 1.7%, to $40.8 million, as compared to $40.1 million for the three months ended June 30, 2010, as an estimated $2.1 million of additional costs associated with acquisitions was reduced by a $1.4 million decline in installation and service costs in our base business. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many administrative functions and direct expenses such as service technician time cannot be precisely allocated and generally remain in service costs.

Installation costs increased by $0.3 million to $13.8 million, or 84.4% of installation sales, during the three months ended June 30, 2011, versus $13.5 million, or 85.6% of installation sales during the three months ended June 30, 2010. The increase in installation costs was largely due to acquisitions ($0.7 million). Service expenses increased by $0.3 million to $26.9 million, or 84.3% of service sales, during the three months ended June 30, 2011, from $26.6 million in the three months ended June 30, 2010, or 86.2% of sales. The increase in service costs was again largely due to acquisitions ($1.4 million). For the three months ended June 30, 2011, a combined gross profit from service and installation of $7.6 million was generated, compared to a combined gross profit of $6.5 million for the three months ended June 30, 2010.

Delivery and Branch Expenses

For the three months ended June 30, 2011, delivery and branch expenses increased $8.7 million, or 19.4%, to $53.8 million, compared to $45.1 million for the three months ended June 30, 2010. Acquisitions added $3.5 million in delivery and branch expense. In the base business, delivery and branch expenses increased by $5.2 million largely due to higher delivery costs of $0.5 million associated with the increase in volume and higher bad debt expense and credit card processing fees of $1.5 million due to the increase in sales for both the three and nine months ended June 30, 2011. The Partnership has increased its reserve rate for doubtful accounts for the three months ended June 30, 2011, when compared to the three months ended June 30, 2010 in response to an increase in the days sales outstanding for accounts receivable, greater consumption due to colder temperatures and higher selling prices. Depending upon collections during the fourth quarter of fiscal 2011, this reserve rate will be adjusted accordingly. Insurance expense rose by $3.0 million due to an increase in reserves for prior year claims and higher current year claim costs resulting from the extreme winter weather.

Depreciation and Amortization

For the three months ended June 30, 2011, depreciation and amortization expense increased by $0.3 million, or 8.3%, to $4.4 million, as compared to $4.1 million for the three months ended June 30, 2010.

Depreciation expense was higher by $0.3 million due primarily to additional depreciation expense from depreciable property and equipment of recent acquisitions. Amortization expense was unchanged as the additional amortization expense from fiscal 2010 and 2011 acquisitions of $0.8 million was reduced by a decline in amortization expense attributable to fiscal 2003 and fiscal 2000 acquisitions with either a 7 or 10 year life that became fully amortized.

General and Administrative Expenses

For the three months ended June 30, 2011, general and administrative expenses decreased $0.4 million to $5.3 million, from $5.7 million for the three months ended June 30, 2010, primarily due to lower acquisition related expenses.

Operating Loss

For the three months ended June 30, 2011, the operating loss increased $14.4 million to $28.3 million, from $13.9 million for the three months ended June 30, 2010, as an increase in product gross profit of $7.2 million and an improvement in net service and installation of $1.0 million, was reduced by an unfavorable change in the fair value of derivative instruments of $14.0 million and by higher operating expenses (including depreciation and amortization) of $8.6 million.

Interest Expense

For the three months ended June 30, 2011, interest expense increased by $0.8 million, or 26.3% to $3.9 million as compared to $3.1 million for the three months ended June 30, 2010. In November 2010, the Partnership issued $125.0 million of 8.875% Senior Notes due 2017 and repaid $82.5 million of 10.25% Senior Notes due 2013. While average long-term debt outstanding increased by $42.5 million, the weighted average long-term borrowing rate declined by 1.4% to 8.875% from 10.25% and, as a result, the aggregate interest expense on our long-term debt increased by $0.7 million.

During the three months ended June 30, 2011, the Partnership borrowed on average $4.6 million under its bank credit facility or $0.6 million less than the three months ended June 30, 2010

Interest Income

For the three months ended June 30, 2011, interest income increased $0.6 million, or 42.8%, to $2.0 million, as compared to $1.4 million for the three months ended June 30, 2010, due to higher finance charge income from acquisitions and an overall increase in the amount of past due accounts receivable.

Amortization of Debt Issuance Costs

For the three months ended June 30, 2011, amortization of debt issuance costs was unchanged at $0.6 million, when compared to the three months ended June 30, 2010.

Income Tax Benefit

For the three months ended June 30, 2011, the Partnership’s income tax benefit increased $6.4 million, to $12.6 million, from $6.2 million for the three months ended June 30, 2010. The increase in income tax benefit was mainly due to the higher pretax losses of $14.6 million.

Net Loss

For the three months ended June 30, 2011, the Partnership generated a net loss of $18.2 million, compared to a net loss of $10.0 million for the three months ended June 30, 2010, as the operating loss increase of $14.4 million was partially offset by an increase in income tax benefit of $6.4 million.

Adjusted EBITDA

For the three months ended June 30, 2011, the Adjusted EBITDA loss was unchanged at $7.5 million when compared to the three months ended June 30, 2010 as the impact of colder temperatures, an improvement in service profitability and the additional Adjusted EBITDA from acquisitions of $0.5 million was offset by lower per gallon home heating oil and propane margins and higher expenses in our base business.

	Three Months Ended June 30,
(in thousands)	2011	2010
Net loss	$(18,197)	$(9,991)
Plus:
Income tax benefit	(12,587)	(6,232)
Amortization of debt issuance cost	618	660
Interest expense, net	1,900	1,682
Depreciation and amortization	4,420	4,083

EBITDA from continuing operations	(23,846)	(9,798)

(Increase) / decrease in the fair value of derivative instruments	16,323	2,324

Adjusted EBITDA	(7,523)	(7,474)

Add / (subtract)
Income tax benefit	12,587	6,232
Interest expense, net	(1,900)	(1,682)
Provision for losses on accounts receivable	2,220	1,088
Decrease in accounts receivables	121,016	93,573
Increase in inventories	(20,989)	(565)
Increase in customer credit balances	6,717	8,673
Change in deferred taxes	(12,394)	(5,420)
Change in other operating assets and liabilities	(16,116)	(4,130)

Net cash provided by operating activities	$83,618	$90,295

Net cash used in investing activities	$(5,575)	$(68,555)

Net cash used in financing activities	$(39,326)	$(31,362)

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

Nine Months Ended June 30, 2011

Compared to the Nine Months Ended June 30, 2010

Volume

For the nine months ended June 30, 2011, retail volume of home heating oil and propane increased by 47.0 million gallons, or 16.3%, to 335.8 million gallons, as compared to 288.8 million gallons for the nine months ended June 30, 2010. An analysis of the change in the retail volume of home heating oil and propane, which is based on management’s estimates, sampling and other mathematical calculations, is found below:

(in millions of gallons)	Heating Oil and propane
Volume - Nine Months Ended June 30, 2010	288.8
Acquisitions	39.2
Impact of Colder Temperatures	23.4
Residential Customer Attrition - Net	(11.7)
Lower Margin COD / BID and Commercial Volume	(4.4)
Other	0.5

Change	47.0
Volume - Nine Months Ended June 30, 2011	335.8

Temperatures in our base business geographic areas of operations for the nine months ended June 30, 2011 were 8.6% colder than the nine months ended June 30, 2010 and approximately 0.4% warmer than normal, as reported by the National Oceanic Atmospheric Administration (“NOAA”). Between July 1, 2010 and June 30, 2011, net customer attrition was 5.0%, and the above table reflects the lost volume related to this net customer attrition. Due to the significant increase in the price per gallon of the products that we sell over the last several years, we believe that customers are using less given similar temperatures when compared to prior periods. We believe that this conservation trend will continue.

Volume of other petroleum products for the nine months ended June 30, 2011 increased by 6.3 million gallons, or 22.6%, to 34.1 million gallons, as compared to 27.8 million gallons of other petroleum products sold during the nine months ended June 30, 2010. This increase was largely due to the additional volume provided from acquisitions.

The percentage of heating oil volume sold to residential variable price customers increased to 43.8% for the nine months ended June 30, 2011, as compared to 42.1% for the nine months ended June 30, 2010. The percentage of heating oil volume sold to residential price-protected customers decreased to 43.6% for the nine months ended June 30, 2011, as compared to 44.2% for the nine months ended June 30, 2010. For the nine months ended June 30, 2011, sales to commercial/industrial customers decreased to 12.6% of total heating oil volume sales, as compared to 13.7% for the nine months ended June 30, 2010. We believe that the shift to variable pricing was largely due to our customers’ reluctance to “lock in” or “cap” their prices, as home heating oil and propane prices for our price protected offerings were higher during the peak renewal season preceding fiscal 2011 than during the comparable renewal period preceding fiscal 2010.

Product Sales

For the nine months ended June 30, 2011, product sales increased $347.2 million, or 36.8%, to $1.29 billion, as compared to $942.6 million for the nine months ended June 30, 2010, due to the previously described increases in volume and higher product selling prices in response to an increase in wholesale product cost.

Installation and Service Sales

For the nine months ended June 30, 2011, service and installation sales increased $13.6 million, or 10.1%, to $148.3 million, as compared to $134.7 million for the nine months ended June 30, 2010, reflecting additional revenue from acquisitions of $13.5 million.

Cost of Product

For the nine months ended June 30, 2011, cost of product increased $305.6 million, or 45.6%, to $975.2 million, as compared to $669.6 million for the nine months ended June 30, 2010, due to increases in the volume of home heating oil and propane and other petroleum products sold and higher per gallon product costs.

Gross Profit—Product

The table below calculates the Partnership’s per gallon margins and reconciles product gross profit for home heating oil and propane and other petroleum products. We believe the change in home heating oil margins should be evaluated before the effects of increases or decreases in the fair value of derivative instruments, as we believe that realized per gallon margins should not include the impact of non-cash changes in the market value of hedges before the settlement of the underlying transaction. On that basis, home heating oil and propane margins for the nine months ended June 30, 2011 decreased by $0.0086 per gallon, or 0.9%, to $0.9125 per gallon, from $0.9211 per gallon in the nine months ended June 30, 2010. Our fiscal 2010 and fiscal 2011 acquisitions have typically had a different per gallon gross profit margin profile and operating cost structure than our base business. Generally, the per gallon margins from our recent acquisitions have been lower than the base business. Excluding acquisitions, home heating oil and propane margins rose by just $.0006 per gallon, or 0.1% versus the prior-year period. Product sales and cost of product include home heating oil, propane, other petroleum products, and liquidated damage billings.

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

	Nine Months Ended
	June 30, 2011		June 30, 2010
	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Home Heating Oil and Propane
Volume (in millions of gallons)	335,848		288,800

Sales	$1,185,155	$3.5288	$876,742	$3.0358
Cost	878,695	2.6163	610,734	2.1147

Gross Profit	$306,460	$0.9125	$266,008	$0.9211

	Amount (000)	Per Gallon	Amount (000)	Per Gallon
Other Petroleum Products
Volume (in millions of gallons)	34,092		27,818

Sales	$104,715	$3.0715	$65,904	$2.3692
Cost	96,510	2.8308	58,839	2.1153

Gross Profit	$8,205	$0.2407	$7,065	$0.2539

	Amount (000)		Amount (000)	Change
Total Product
Sales	$1,289,870		$942,646	$347,224
Cost	975,205		669,573	(305,632)

Gross Profit	$314,665		$273,073	$41,592

For the nine months ended June 30, 2011, total product gross profit increased by $41.6 million to $314.7 million, as compared to $273.1 million for the nine months ended June 30, 2010, as the impact of higher home heating oil and propane volume ($43.3 million), and the additional gross profit from other petroleum products sold ($1.1 million) was reduced by slightly lower home heating oil and propane margins ($2.9 million).

(Increase) Decrease in the Fair Value of Derivative Instruments

During the nine months ended June 30, 2011, the increase in the fair value of derivative instruments resulted in the recording of a $10.8 million net credit due to the expiration of certain hedged positions and their realization to cost of product (a $4.9 million credit) and an increase in the market value for unexpired hedges (a $5.9 million credit).

During the nine months ended June 30, 2010, the increase in the fair value of derivative instruments resulted in the recording of a $5.8 million credit due to the expiration of certain hedged positions and their realization to cost of product (a $6.5 million credit), and a decrease in the market value for unexpired hedges (a $0.7 million charge).

Cost of Installations and Service

During the nine months ended June 30, 2011, cost of installations and service increased $11.2 million, or 8.7%, to $139.5 million, as compared to $128.3 million for the nine months ended June 30, 2010, due primarily to an estimated $11.8 million of additional costs associated with acquisitions. Management views the service and installation department on a combined basis because many expenses cannot be separated or allocated to either service or installation billings. Many administrative functions and direct expenses such as service technician time cannot be precisely allocated and generally remain in service costs.

Installation costs increased by $4.7 million to $44.9 million, or 85.2% of installation sales, during the nine months ended June 30, 2011, versus $40.2 million, or 85.2% of installation sales during the nine months ended June 30, 2010, largely due to acquisitions ($4.5 million). Service expenses increased by $6.5 million to $94.6 million, or 98.9% of service sales, during the nine months ended June 30, 2011, from $88.1 million in the nine months ended June 30, 2010, or 100.7% of sales, largely due to acquisitions ($7.3 million). For the nine months ended June 30, 2011, a combined profit from service and installation of $8.8 million was generated, compared to a combined profit of $6.4 million for the nine months ended June 30, 2010.

Delivery and Branch Expenses

For the nine months ended June 30, 2011, delivery and branch expenses increased $32.0 million, or 18.8%, to $201.8 million, compared to $169.8 million for the nine months ended June 30, 2010. Acquisitions added $19.1 million in delivery and branch expenses. In the base business, delivery and branch expenses increased by $12.9 million due to higher delivery expenses of $3.4 million associated with the increase in volume and the numerous snow storms experienced during the first nine months of fiscal 2011 along with an increase in bad debt expense and credit card fees of $3.5 million associated with the increase in sales. The Partnership has increased its reserve rate for doubtful accounts for the nine months ended June 30, 2011, when compared to the nine months ended June 30, 2010 in response to an increase in the days sales outstanding, greater consumption due to colder temperatures and higher selling prices. Depending upon collections during the fourth quarter of fiscal 2011, this reserve rate will be adjusted accordingly. Insurance claims expense also rose by $5.8 million due to an increase in reserves for prior year claims and higher current year claim costs resulting from the extreme winter weather.

Depreciation and Amortization

For the nine months ended June 30, 2011, depreciation and amortization expense increased by $2.5 million, or 22.5%, to $13.7 million, as compared to $11.2 million for the nine months ended June 30, 2010.

Depreciation expense was higher by $1.2 million due primarily to additional depreciation expense from depreciable property and equipment of fiscal 2010 acquisitions. Amortization expense was higher by $1.3 million as the additional amortization expense from fiscal 2010 and 2011 acquisitions of $2.8 million was partially offset by a decline in amortization expense attributable to fiscal 2000, fiscal 2003 and fiscal 2004 acquisitions with either a 7 or 10 year life that became fully amortized in fiscal 2010 and fiscal 2011.

General and Administrative Expenses

For the nine months ended June 30, 2011, general and administrative expenses decreased $0.9 million to $15.5 million, from $16.4 million for the nine months ended June 30, 2010, primarily due to lower acquisition related expenses of $0.5 million and lower pension expenses relating to the Partnership’s frozen defined benefit pension plan of $0.6 million.

Operating Income

For the nine months ended June 30, 2011, operating income increased $15.4 million to $103.3 million, from $87.9 million for the nine months ended June 30, 2010, as an increase in gross product profit of $41.6 million, a favorable change in the fair value of derivative instruments of $5.1 million and an improvement in service and installation profitability of $2.4 million was somewhat offset by operating expense increases (including depreciation and amortization) of $33.6 million.

Interest Expense

For the nine months ended June 30, 2011, interest expense increased by $1.2 million, or 10.7% to $12.5 million as compared to $11.3 million for the nine months ended June 30, 2010. While average long-term debt increased by $20.1 million, the weighted average long-term borrowing rate declined from 10.25% to 9.14% and the corresponding interest expense increased by $0.5 million. In November 2010, the Partnership issued $125 million of 8.875% Senior Notes due 2017 and repaid $82.5 million of 10.25% Senior Notes due 2013.

During the nine months ended June 30, 2011, the Partnership borrowed on average $20.6 million under its revolving bank credit facility, or $15.7 million higher than the nine months ended June 30, 2010 which drove an increase in interest expense of $0.5 million, despite a decline in the interest rate on these borrowings from 5.75% to 4.30%.

Interest Income

For the nine months ended June 30, 2011, interest income increased $1.0 million, or 37.9%, to $3.8 million, as compared to $2.8 million for the nine months ended June 30, 2010, due to higher finance charge income from acquisitions and higher accounts receivable balances.

Amortization of Debt Issuance Costs

For the nine months ended June 30, 2011, amortization of debt issuance costs was unchanged at $2.0 million, when compared to the nine months ended June 30, 2010.

Loss on Redemption of Debt

In November 2010, the Partnership issued $125.0 million of Senior Notes due 2017. The Notes accrue interest at a rate of 8.875% and were priced at 99.350% for total gross proceeds of $124.2 million. A portion of the proceeds were used to redeem all of the remaining $82.5 million in face value of our 10.25% Senior Notes due 2013, at an average price of $101.70 per $100 of principal plus accrued interest, with the remainder available for general partnership purposes. The Partnership recorded a loss of $1.7 million for this transaction. No subsequent Note repurchases have taken place in fiscal 2011.

During the nine months ended June 30, 2010, the Partnership repurchased $50.0 million face value of its 10.25% Senior Notes due February 2013, at an average price of $101.7 per $100 of principal plus accrued interest. The Partnership recorded a loss of $1.1 million.

Income Tax Expense

For the nine months ended June 30, 2011 income tax expense increased $6.2 million, to $39.9 million, from $33.7 million for the nine months ended June 30, 2010. The increase in income tax expense was mainly due to the higher pretax income of $14.7 million. The current portion of income tax expense was $14.4 million or 16% of pretax income.

Net Income

For the nine months ended June 30, 2011, net income increased $8.5 million to $51.0 million, from $42.5 million for the nine months ended June 30, 2010, as the increase in operating income of $15.4 million was slightly offset by an increase in income tax expense of $6.2 million.

Adjusted EBITDA

For the nine months ended June 30, 2011, Adjusted EBITDA increased by $12.9 million, or 13.9%, to $106.2 million as the impact of colder temperatures of 8.6% and a $17.1 million change in Adjusted EBITDA provided by fiscal 2010 and 2011 acquisitions was somewhat offset by net customer attrition in the base business, higher delivery and branch expenses attributable to the numerous snowstorms in our marketing areas, an increase in bad debt expense and credit card processing fees due to the increase in sales driven largely by the increase in wholesale product cost and an increase in insurance claims expense due in part to the severe winter weather.

	Nine Months Ended June 30,
(in thousands)	2011	2010
Net income	$51,042	$42,549
Plus:
Income tax expense	39,892	33,681
Amortization of debt issuance cost	2,044	1,988
Interest expense, net	8,666	8,508
Depreciation and amortization	13,696	11,179

EBITDA from continuing operations	115,340	97,905

(Increase) / decrease in the fair value of derivative instruments	(10,844)	(5,770)
Losses on redemption of debt	1,700	1,132

Adjusted EBITDA	106,196	93,267

Add / (subtract)
Income tax expense	(39,892)	(33,681)
Interest expense, net	(8,666)	(8,508)
Provision for losses on accounts receivable	10,093	6,570
Increase in accounts receivables	(92,107)	(41,717)
Decrease in inventories	6,846	1,871
Decrease in customer credit balances	(45,525)	(44,425)
Change in deferred taxes	25,464	30,368
Change in other operating assets and liabilities	18,517	10,502

Net cash provided by (used in) operating activities	$(19,074)	$14,247

Net cash used in investing activities	$(10,019)	$(71,187)

Net cash provided by (used in) financing activities	$18,568	$(94,269)

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

Operating Activities

Due to the seasonal nature of our business, cash is generally used in operations during the winter (our first and second fiscal quarters) as customers receive deliveries and pay for products purchased within our payment terms, and cash is generally provided by operating activities during the spring and summer (our third and fourth quarters) when customer payments exceed deliveries. For the nine months ended June 30, 2011, cash used in operating activities increased by $33.3 million to $19.1 million, when compared to $14.2 million of cash provided by operating activities during the nine months ended June 30, 2010, as a favorable change in cash generated from operations of $5.2 million, a reduction in inventory levels of $5.0 million, and other changes totaling $6.9 million was reduced by an increase in cash needs to fund accounts receivable of $50.4 million. The increase in accounts receivable can be attributed to an increase in volume due to acquisitions, colder temperatures and an increase in average selling prices. Days sales outstanding as of June 30, 2011 were 60 days as compared to 57 days at June 30, 2010 and 48 days at June 30, 2009. The increase in days sales outstanding at June 30, 2011 was largely driven by amounts due from customers on our budget payment plan. Days sales outstanding from budget customers were 73 days at June 30, 2011 as compared to 61 days as of June 30, 2010. The impact of colder temperatures coupled with an increase in home heating oil costs resulted in our budget customers owing more at June 30, 2011 when compared to June 30, 2010. Historically, during the fourth fiscal quarter our budget customers pay down the balances due on their accounts. For example, as of September 30, 2010 and September 30 2009, days sales outstanding from budget customers were 28 days and 23 days, respectively.

Investing Activities

During the nine months ended June 30, 2011, we spent $3.8 million for fixed assets as we invested in computer hardware and software ($1.6 million), refurbished certain physical plants ($0.5 million) and made additions to our fleet and other equipment ($1.7 million). We also completed three acquisitions for $6.3 million.

During the nine months ended June 30, 2010, we completed acquisitions for $67.8 million, including working capital of $4.0 million. We allocated $65.6 million of the gross purchase price to intangible assets and $7.2 million to fixed assets and recorded a deferred tax liability of $9.0 million. In addition, we spent $3.6 million for fixed assets, as we invested in computer hardware and software ($1.6 million), refurbished certain physical plants ($0.4 million) and made additions to our fleet and other equipment ($1.6 million).

Financing Activities

During the nine months ended June 30, 2011, we sold $125 million 8.875% Senior Notes due 2017 at a price of 99.350%. A portion of the net proceeds were used on December 20, 2010, to repurchase $82.5 million in face value of 10.25% Senior Notes due February 2013. After paying expenses of $3.8 million and a call premium of $1.4 million, our cash balance increased by $36.5 million, which can be utilized for general partnership purposes. In June 2011, we amended and extended our bank agreement to June 2016. In connection with this extension we paid fees of $2.5 million. Also during the fiscal 2011, we paid distributions of $15.4 million, borrowed $88.4 million under our revolving credit facility and repaid $88.4 million of these borrowings during the period.

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

Liquidity and Capital Resources

Our ability to satisfy our financial obligations depends on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, the ability to pass on the full impact of high wholesale heating oil prices to customers, the effects of high net customer attrition, conservation and other economic and geo-political factors, most of which are beyond our control. In the near term, capital requirements are expected to be provided by cash flows from operating activities, cash on hand at June 30, 2011, or a combination thereof. We anticipate that working capital will be financed by our revolving credit facility. To the extent future capital requirements exceed cash on hand plus cash flows from operating activities, we could seek to offer and sell debt or equity securities under our $250 million shelf registration statement.

In June 2011, we amended and restated our asset based revolving facility under which our subsidiary, Petroleum Heat and Power Co., is the borrower, and we are an additional loan party, which extended the maturity date from July 2012 to June 2016. The amended facility provides us with the ability to borrow up to $250 million ($300 million during the heating season from November through April of each year) for working capital purposes (subject to certain borrowing base limitations and coverage ratios), including the issuance of up to $100 million in letters of credit. We can increase the facility size by $100 million without the consent of the bank group. However, the bank group is not obligated to fund the $100 million increase. If the bank group elects not to fund the increase, we can add additional lenders to the group, with the consent of the Agent, which shall not be unreasonably withheld. Obligations under the revolving credit facility are guaranteed by us and our subsidiaries and secured by liens on substantially all of our assets, including accounts receivable, inventory, general intangibles, real property, fixtures and equipment. As of June 30, 2011 $46.7 million in letters of credit were outstanding, of which $46.4 million are for current and future insurance reserves and bonds and $0.3 million are for seasonal inventory purchases and other working capital purposes.

Under the terms of the credit facility, we must maintain at all times either availability (borrowing base less amounts borrowed and letters of credit issued) of $52.5 million (17.5% of the maximum facility size) or a fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.1x. As of June 30, 2011, availability, as defined in the amended and restated credit agreement, was $155.9 million and we were in compliance with the fixed charge coverage ratio. The fixed charge coverage ratio is calculated based upon Adjusted EBITDA. In the event that we are not able to comply with these covenants it could have a material adverse effect on our liquidity and results of operations. For additional information concerning the revolving credit facility, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.

The scheduled interest payment on our 8.875% Senior Notes for the remainder of fiscal 2011 is $5.5 million, and maintenance capital expenditures for fixed assets are estimated to be approximately $1.0 to $2.0 million, excluding the capital requirements for leased fleet. Based on the funding levels required by the Pension Protection Act of 2006, and certain actuarial assumptions, we estimate that the Partnership will make cash contributions to fund its frozen defined benefit pension obligations of approximately $1.4 million for the balance of fiscal 2011. Should the Partnership maintain its current distribution rate, we would pay distributions of approximately $5.3 million for the remainder of fiscal 2011. In addition, we will continue to seek strategic acquisitions and may repurchase units as authorized under our unit repurchase plan.

Partnership Distribution Provisions

We are required to make distributions in an amount equal to our Available Cash, as defined in our Partnership Agreement, no more than 45 days after the end of each fiscal quarter, to holders of record on the applicable record dates. Available Cash, as defined in our Partnership Agreement, generally means all cash on hand at the end of the relevant fiscal quarter less the amount of cash reserves established by the Board of Directors of our general partner in its reasonable discretion for future cash requirements. These reserves are established for the proper conduct of our business, including acquisitions, the payment of debt principal and interest and for distributions during the next four quarters and to comply with applicable laws and the terms of any debt agreements or other agreements to which we are subject. Under the terms of our credit facility, we must have availability of at least $52.5 million and a fixed charge coverage ratio of 1.15x to pay any distribution. This test restricts the amount of cash that we can use to pay a distribution with respect to any fiscal quarter. The Board of Directors of our General Partner reviews the level of Available Cash each quarter based upon information provided by management.

On July 14, 2011, we declared a quarterly distribution of $0.0775 on all of our common units, payable on August 12, 2011 to holders of record on August 4, 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

There has been no material change to Contractual Obligations and Off-Balance Sheet Arrangements since September 30, 2010, and therefore, the table has not been included in this Form 10-Q.

Recent Accounting Pronouncements

The following new accounting standards are currently being evaluated by the Partnership, and are more fully described in Note 3. Summary of Significant Accounting Policies - Recent Accounting Pronouncements, of the consolidated financial statements:

•

Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”).

•	ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily through our bank credit facilities. We utilize these borrowings to meet our working capital needs.

At June 30, 2011, we had outstanding borrowings totaling $125.0 million (excluding discounts), none of which is subject to variable interest rates.

We also use derivative financial instruments to manage our exposure to market risk related to changes in the current and future market price of home heating oil. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of product at June 30, 2011, the potential impact on our hedging activity would be to increase the fair market value of these outstanding derivatives by $7.7 million to a fair market value of $18.0 million; and conversely a hypothetical ten percent decrease in the cost of product would decrease the fair market value of these outstanding derivatives by $(5.2) million to a fair market value of $5.1 million.

Item 4.

Controls and Procedures

a)	Evaluation of disclosure controls and procedures.

The General Partner’s principal executive officer and its principal financial officer evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, such principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2011 at the reasonable level of assurance. For purposes of Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Change in Internal Control over Financial Reporting.

No change in the Partnership’s internal control over financial reporting occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

On May 10, 2010, the Partnership completed the acquisition of Champion Energy Corporation (CEC). The Partnership completed the integration of CEC’s operations with the Partnership’s internal control systems as June 30, 2011.

c)	The General Partner and the Partnership believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Partnership have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of June 30, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

See Note 2. to the Consolidated Financial Statements for information concerning the Partnership’s repurchase of common units in the nine months ended June 30, 2011.

Item 6.

Exhibits

(a)	Exhibits Included Within:

31.1	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.2	Rule 13a-14(a) Certification, Star Gas Finance Company

31.3	Rule 13a-14(a) Certification, Star Gas Partners, L.P.

31.4	Rule 13a-14(a) Certification, Star Gas Finance Company

32.1	Section 906 Certification.

32.2	Section 906 Certification.

101	The following materials from the Star Gas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the

Condensed Consolidated Statements of Cash Flows and (iv) related notes.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized:

Star Gas Partners, L.P.

(Registrant)

By:	Kestrel Heat LLC AS GENERAL PARTNER

Signature	Title	Date

/S/ RICHARD F. AMBURY	Executive Vice President, Chief	August 3, 2011
Richard F. Ambury	Financial Officer, Treasurer and Secretary
Kestrel Heat LLC
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY	Vice President - Controller	August 3, 2011
Richard G. Oakley	Kestrel Heat LLC
(Principal Accounting Officer)

Star Gas Finance Company (Registrant)

Signature	Title	Date

/S/ RICHARD F. AMBURY	Executive Vice President Chief	August 3, 2011
Richard F. Ambury	Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Signature	Title	Date

/S/ RICHARD G. OAKLEY	Vice President - Controller	August 3, 2011
Richard G. Oakley	(Principal Accounting Officer)